Form 10QSB
period 1996-03-31
PAGING PARTNERS CORP
filed 1996-05-13
CIK 920854

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10 - QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _____________________

Commission File Number 1-13002

                             ----------------------

                           PAGING PARTNERS CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Delaware                                  22-3281446
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                 Identification No.)

                              Freehold Office Plaza
                             4249 Route 9N, Bldg. 2
                           Freehold, New Jersey 07728
                    (address of principal executive offices)

                                 (908) 409-7088
                           (Issuer's telephone number)
                        ---------------------------------

               (Former name, former address and former fiscal year
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes |X|                           No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,657,143 shares of Common Stock, $.01 par value, were outstanding, as of May 13, 1996.

         Transitional Small Business Disclosure Format (check one):

           Yes |_|                             No |X|

                                   Form 10-QSB

                                      INDEX


                                                                    Page
                                                                   Number


PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements

             Condensed Balance Sheets                                  3

             Condensed Statements of Operations                        4

             Condensed Statements of Cash Flows                        5

             Notes to Condensed Financial Statements                   6

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                  7

PART II.   OTHER INFORMATION

 Item 5.   Other Information                                          10

 Item 6.   Exhibits and Reports on  Form 8-K                          10

SIGNATURES                                                            11

                           PAGING PARTNERS CORPORATION
                            CONDENSED BALANCE SHEETS

                                                     March 31,      December 31,
                                      ASSETS           1996            1995
                                                   -----------      ------------
Current assets:                                    (Unaudited)

  Cash and cash equivalents ..................... $   271,000       $   553,000
  Accounts receivable ...........................   1,043,000         1,073,000
  Inventory .....................................     327,000           382,000
  Other .........................................      54,000            35,000
                                                  -----------       -----------
    Total current assets.........................   1,696,000         2,043,000

Property and equipment ..........................   5,189,000         4,948,000
Licenses ........................................     701,000           733,000
Other assets ....................................      22,000            22,000
                                                  -----------       -----------

                                                  $ 7,607,000       $ 7,746,000
                                                  ===========       ===========

                                   LIABILITIES

Current liabilities:

  Current maturities of notes payable ........... $   125,000       $    96,000
  Accounts payable and accrued expenses .........     468,000           345,000
  Deferred revenues .............................     456,000           477,000
                                                  -----------       -----------
    Total current liabilities....................   1,049,000           918,000

Notes payable (less current  maturities) ........   1,318,000           930,000
                                                  -----------       -----------
                                                    2,367,000         1,848,000
                                                  -----------       -----------

                               STOCKHOLDERS EQUITY

Stockholders' equity:
  Common stock ..................................      48,000            48,000
  Additional paid-in capital ....................  10,663,000        10,663,000
  Accumulated deficit ...........................  (5,471,000)       (4,813,000)
                                                  -----------       -----------
                                                    5,240,000         5,898,000
                                                  -----------       -----------

                                                  $ 7,607,000       $ 7,746,000
                                                  ===========       ============


                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS


                                                       Three months  ended
                                                             March 31,
                                                      ---------------------
                                                      1996             1995
                                                      ----             ----
                                                           (Unaudited)
Revenues:
  Service revenue ..............................    $ 1,145,000     $   692,000
  Equipment sales revenue ......................        438,000         289,000
                                                    -----------     -----------
                                                      1,583,000         981,000
                                                    -----------     -----------

Expenses:
  Service ......................................        763,000         485,000
  Cost of equipment sold .......................        474,000         319,000
  Selling ......................................        316,000         198,000
  Administrative ...............................        406,000         383,000
                                                    -----------     -----------
                                                      1,959,000       1,385,000
                                                    -----------     -----------

Loss from operations before depreciation
 and amortization ..............................       (376,000)       (404,000)

Depreciation and amortization ..................        257,000         154,000
                                                    -----------     -----------

Loss from operations ...........................       (633,000)       (558,000)

Interest and other income (expense) - net ......        (25,000)         28,000
                                                    -----------     -----------

NET LOSS .......................................    $  (658,000)    $  (530,000)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE ......................    $      (.14)    $      (.11)
                                                    ===========     ===========

Weighted average common shares outstanding .....      4,800,000       4,800,000
                                                    ===========     ===========









                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             Three Months ended
                                                                  March 31,
                                                            -------------------
                                                            1996          1995
                                                            ----          ----
                                                                 (Unaudited)
Cash flows from operating activities:
  Net loss .............................................  $(658,000)  $(530,000)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation and Amortization ......................    257,000     154,000
    Changes in operating assets and liabilities ........    168,000    (449,000)
                                                          ---------   ---------
      Net cash provided (used) by operating activities .   (233,000)   (825,000)
                                                          ---------   ---------
Cash flows from investing activities:
  Redemption of marketable securities ..................       -0-      998,000
  Acquisition of property and equipment ................    (36,000)   (354,000)
                                                          ---------   ---------
  Net cash provided (used) by investing activities .....    (36,000)    644,000
                                                          ---------   ---------

Cash flows from financing activities: - Repayment of
  notes payable ........................................   (13,000)    (  -0-  )
                                                          ---------   ---------
Net increase in cash and cash equivalents ..............   (282,000)   (181,000)
Cash and cash equivalents-beginning of period ..........    553,000     303,000

Cash and cash equivalents-end of period ................  $ 271,000   $ 122,000
                                                          =========   =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................  $  30,000   $  37,000
  Debt incurred for the purchase of equipment ..........    430,000        -0-


                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  The Company and basis of presentation:

    The financial statements presented herein as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB.

Item 2. Management's Discussion And Analysis Of Operations And Financial
        Condition

Overview

    Paging Partners Corporation (the "Company") operates a radio common carrier paging system (the "Metro System") which provides one-way wireless messaging services in the New York Metropolitan area and in portions of five states (New York, New Jersey, Connecticut, Pennsylvania, and Delaware). The Company purchased certain licenses and related assets in the Baltimore/Washington area for the frequency on which the Metro System broadcasts and will seek to expand the service area of the Metro System from the New York Metropolitan area to Baltimore/Washington, D.C.

    In May 1994, the Company completed its initial public offering. A substantial portion of the proceeds of this offering were used to construct a one-way paging system (the "Corridor System") operating on a single frequency in the territory along Interstate 95 from Baltimore/Washington to Boston. Construction of the Corridor System was recently completed and the Company currently operates both the Metro and Corridor Systems. In May 1996 the Company completed a Private Placement from which it derived gross proceeds of $1.5 million. The Company anticipates that a substantial portion of these monies will be utilized to increase marketing efforts and further develop the Company's AlphaPlus(TM) family of data services for pagers.

Results of Operations

    The table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues including changes therein for the quarters ended March 31, 1996 and 1995.

                                                Three Months Ended March 31
                                                1996                    1995                  Change
                                              $         %            $         %          $         %
Revenues:
   Service                             1,145,000      72.3      692,000      70.5    453,000      65.5
  Equipment Sales                        438,000      27.7      289,000      29.5    149,000      51.6
                                       ---------     -----      -------     -----    -------      ----
  Total Revenue                        1,583,000     100.0      981,000     100.0    602,000      61.4
                                       ---------     -----      -------     -----    -------      ----

Operating Expenses:
  Service                                763,000      48.2      485,000      49.4    278,000      57.3
  Cost of Equipment Sold                 474,000      29.9      319,000      32.5    155,000      48.6
  Selling                                316,000      20.0      198,000      20.2    118,000      59.6
  Administrative                         406,000      25.7      383,000      39.1     23,000       6.0
                                       ---------     -----      -------     -----    -------      ----
                                       1,959,000     123.8    1,385,000     141.2    574,000      41.4
                                       ---------     -----      -------     -----    -------      ----

EBITDA                                  (376,000)    (23.8)    (404,000)    (41.2)    28,000       6.9
  Depreciation and Amortization          257,000      16.2      154,000      15.7    103,000      66.9
                                       ---------     -----      -------     -----    -------      ----
  Loss from Operations                  (633,000)    (40.0)    (558,000)    (56.9)   (75,000)    (13.4)
  Interest and Other Expense Income      (25,000)     (1.6)      28,000       2.9    (53,000)   (189.3)
                                       ---------     -----      -------     -----    -------      ----
  Net Loss                              (658,000)    (41.6)    (530,000)    (54.0)  (128,000)    (24.2)
                                       ---------     -----      -------     -----    -------      ----

- ------------------

    Both the service and equipment sales components of revenue increased during the periods presented reflecting both the continuing penetration of the Metro System and initial activations on the Corridor System. Revenues from pager sales grew more rapidly than the number of pagers sold; an increased portion of such sales were represented by higher-priced alphanumeric pagers, although unit prices for these products continue to decline through the first quarter of 1996.

    Service cost includes transmission site rentals, telephone interconnect services, message dispatch costs, and the costs (mostly personnel-related) of the Company's engineering function. The increases in such costs are primarily attributable to an increase in the number of transmission sites, which grew from 159 as of March 31, 1995 to over 210 as of March 31, 1996; increased telephone expenses reflecting both the growth in utilization of the Company's Metro System and the initial infrastructure for the Corridor System; and increased message dispatch costs resulting from greater alphanumeric penetration.

    Cost of equipment sold increased consistent with an increase in the value of paging units sold. The high cost of equipment sold relative to sales revenue reflects the Company's policy of selling pagers as an accommodation to Resellers and not as a source of profit. This gap widened during the first quarter of 1996 due to more aggressive pricing by the Company's competitors. The Company anticipates that it will maintain its policy of selling pagers as an accommodation to Resellers for the immediate future. Pagers are available from a variety of sources and the Company encourages its Resellers to buy pagers directly from the manufacturer rather than from the Company. Nevertheless, the Company anticipates that the cost of equipment sold will continue to increase as the Company accelerates the number of subscribers served by both of its Systems.

    The increase in selling expense resulted primarily from an increase in personnel. Of the eighteen current full-time equivalent sales and marketing positions, only eleven existed prior to March 31, 1995.

    Increases in general and administrative expenses were also driven by personnel increases, specifically in the areas of accounting and information systems.

    EBITDA reflects the Company's earnings (excluding interest income and non-operating income) before taxes, depreciation and amortization, and measures the Company's operating cash flows, which the Company considers to be a significant measure of performance. EBITDA is commonly used in the paging industry and by financial analysts and others who follow the industry to measure operating performance, but should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. EBITDA improved slightly in the quarter ended March 31, 1996 from the same quarter in 1995 as revenue growth outpaced expense growth during the period.

    Depreciation increased as the Company put into service the equipment purchased for the Corridor System. Additionally, in recognition of the faster pace of product obsolescence in the telecommunications industry, the company is depreciating this equipment more rapidly than in the past.

    Net loss increased commensurate with the increases in depreciation and net interest expense described above.

Liquidity and Capital Resources

    In May 1994 the Company completed its initial public offering of 1,800,000 Units, each Unit consisting of one share of Common Stock and one Redeemable Common Stock purchase Warrant, from which it derived net proceeds of $8,942,000. Prior to such offering the Company financed its operations from capital contributions, loans from stockholders and through the purchase of equipment from Motorola, Inc. under conditional sales contracts sold by Motorola to a commercial finance company.

    Upon completion of its initial public offering, the Company repaid the balance of the notes due to stockholders, in the amount of $210,000. In addition, the Company used $3,600,000 of the proceeds from the public offering to repay multiple notes due to the commercial finance company which purchased its conditional sales contracts from Motorola. In addition, the Company entered into a three year loan agreement with a commercial bank in the amount of
$3,600,000, which loan was collateralized by restricted cash and government securities representing approximately 95% of loan to collateral value. The Company entered into this loan with the expectation that some or all of the cash restrictions would be replaced by collateralization of the Company's receivables, inventory and fixed assets. As these expectations were not met, the Company prepaid $1.2 million in December 1994 and the remaining principal balance of $1.8 million in June 1995. In June 1995, the Company secured $1.5 million of equipment financing from Motorola. Borrowings under this financing bear interest at the 90-day commercial paper rate plus 6% and are collateralized by the Company's assets. The principal balance of each borrowing is payable in 48 equal monthly installments beginning one year after the date of the advance. The financing agreement contains various financial covenants and restrictions. Of the financing available from Motorola, $1,368,000 was utilized by March 31, 1996, and the Company expects to utilize most, if not all, of the remaining availability prior to its expiration in June 1996.

    By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system. Consistent with the Company's expectations, capital expenditures and operating expenses increased during 1994 and 1995 and will remain high in 1996 as the Company supplements its Corridor System, continues marketing activities related to its Corridor System and increases marketing relative to its Metro System. In addition, the Company is incurring the expenses associated with its efforts to develop software to facilitate the receipt and transmission of data.

    The Company used net cash of $233,000 from operations during the first quarter of 1996 and used $825,000 of cash in the same quarter of 1995. This use of cash reflects primarily the expenditures associated with the operation and initial marketing activities related to the Corridor System and the Company's software development efforts.

    Interest and other expense was $25,000 in the March 31, 1996 quarter reflecting interest expense for the Company's equipment financing with Motorola. This compares to interest income of $28,000 in the March 31, 1995 quarter, reflecting interest income on unused proceeds of the Company's initial public offering.

    The Company's capital expenditures for the calendar years 1994 and 1995, were $2,872,000 and $1,644,000, respectively. The Company anticipates continued significant capital expenditures during the first half of 1996 as it supplements its Corridor System.

    Further, in July 1995, the Company agreed to pay $340,000, $130,000 of which is payable in service credits, in connection with the acquisition of licenses and related assets intended to expand its Metro System to the Washington, D.C. market. Of the $210,000 to be paid in cash, $135,000 has already been paid and $75,000 is due in quarterly installments during 1996 and 1997.

    On May 10, 1996, the Company completed a Private Placement of 857,143 shares of its Common Stock from which it obtained net proceeds of approximately $1,300,000. The Company anticipates that a substantial portion of these monies will be utilized to increase marketing efforts and further develop the Company's AlphaPlus(TM) family of enhanced data services to pagers.


PART II. OTHER INFORMATION

Item 5. Other Information

     Consistent with its previously announced plans, on May 10, 1996, the Company completed a Private Placement of shares of its Common Stock to a group of investors including Allen & Company Incorporated ("Allen"). Pursuant to the Private Placement the Company issued to the investors 857,143 shares of its Common Stock at a price of $1.75 per share, for gross proceeds of $1.5 million. As part of the Placement, the Company agreed to promptly register the 857,143 shares for sale under the Securities Act of 1993. The Company also agreed to increase the size of its Board of Directors to seven and to elect to the Board two individuals nominated by Allen. To date, Allen has not exercised this right.

Item 6. Exhibits And Reports On Form 8-K

Exhibit
  No.                      Description                              Page No.
- -------                    -----------                              --------

10.1      Common Stock Purchase Agreement dated May 7, 1996,
          between the Company and the Purchasers named therein.        12

10.2      Registration Rights Agreement dated May 7, 1996
          between the Company and the Purchasers named therein.        31

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PAGING PARTNERS CORPORATION


                                     /s/Jeffrey M. Bachrach
                                     --------------------------------------
Dated: May 13, 1996                  By: Jeffrey M. Bachrach
                                         Vice President and Principal Financial
                                         and Accounting Officer