Form 10KSB/A
period 1995-12-31
PAGING PARTNERS CORP
filed 1996-07-01
CIK 920854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For  the  transition   period  from  _________  to   __________

Commission file number 1-13002

                           PAGING PARTNERS CORPORATION
                (Name of registrant as specified in its charter)

                 Delaware                                 22-3281446
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

           Freehold Office Plaza
      4249 Route 9 North, Building 2
           Freehold, New Jersey                              07728
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (908) 409-7088

                       Securities registered under Section
                 12(b) of the Securities Exchange Act of 1934:

                                         Name of each exchange
          Title of Each Class             on which registered
          -------------------             -------------------
      Common Stock, $0.01 par value      Boston Stock Exchange

                    Securities registered under Section 12(g)
                     of the Securities Exchange Act of 1934:

                               Title of Each Class
                               -------------------

                                      None

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_| Yes |X| No

     The revenues of registrant for the fiscal year ended December 31, 1995 were approximately $5,500,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 1996, was approximately $7,800,000 based upon a last sales price of $3.25.

     As of March 25, 1996, there were 4,800,000 shares of the registrant's Common Stock outstanding.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     The Company has a classified Board of Directors of five persons divided into three classes. Directors of each class are elected at the annual meeting of stockholders held in the year in which the term for such class expires and serve thereafter for three years. Set forth below for each nominee is his or her name, age, the year in which he or she became a director of the Company, the year in which his or her term expires, his or her principal occupations during the last five years and any additional directorships in publicly-held companies. Unless otherwise indicated, the following information is current as of June 26, 1996.

Term expires in 1996:

     Robert Davidoff, age 69, has served as a director of the Company since its organization in February 1994. He is currently serving as Managing Director of Carl Marks & Co., Inc., an investment banking firm, where he has been employed since June 1950. He is also a general partner of CMNY Capital, L.P., a small business investment company founded in March 1962, and chairman of CM Capital Corporation, an investment vehicle which he founded in March 1982, both of which are affiliated with Carl Marks & Co., Inc. Mr. Davidoff is currently serving on the Board of Directors of Milgray Electronics Inc., Hubco Exploration, Inc., Marisa Christina Corporation, Sidari Corp. and Rex Stores Corporation, all of which are publicly held corporations.

     Richard J. Giacchi, age 47, founded the Company along with Leonard Fink in August 1990. He served as the President of the general partner of Paging Partners, L.P. since its formation and was appointed a director and the President and Chief Executive Officer of the Company upon its organization in February 1994. From March 1986 to October 1990, Mr. Giacchi was employed as the Director of Engineering for O.R. Estman, Inc. (also known as Satellite Paging), a company which provides paging services. In this position, Mr. Giacchi's responsibilities included design, construction and maintenance of a wide-area paging system operating throughout the Northeast Corridor. From September 1984 to February 1986, he served as Vice President of Infopage Technologies, Inc., for which he developed RCC operations in seven major markets.

Term expires in 1997:

     Leonard D. Fink, age 57, founded the Company along with Mr. Giacchi in August 1990. Mr. Fink served as Secretary and Treasurer of the general partner of Paging Partners, L.P. since its formation and was appointed Chairman of the Company upon its organization in February 1994. Since August 1984, Mr. Fink has served as President of MessageBank, Inc., a privately held voice mail/telecommunications service business which he founded and continues to own. From June 1964 through February 1983, Mr. Fink served as President of Phone Depots, Inc., a radio common carrier paging business he founded and subsequently sold to Paging Network, Inc. (PageNet).

Term expires in 1997:

     Monte Engler, age 54, served as legal adviser to Paging Partners, L.P., predecessor to the Company, since its inception, and as a director of the Company since its organization in February 1994. He is currently a partner at the law firm of Phillips, Nizer, Benjamin, Krim & Ballon LLP, specializing in telecommunications matters, where he has worked since November 1984. In addition, Mr. Engler currently serves as the attorney for the New York State Radio Common Carrier Association, a paging company trade association. Mr. Engler was one of the founders of and formerly counsel to the predecessor company to Cellular One, the non-wireline cellular operator in the New York metropolitan area.

     Rochelle B. King, age 58, has served as an investment banker to the Company since its inception and as a director of the Company since its organization in February 1994. From January 1992 to the present, she has been a Senior Advisor to Bentley Associates L.P. and Bentley Securities Corporation, investment banking firms. In April 1989, she established King Investment Banking Services to provide financial services and consulting to the broadcasting, media and communications industries, which business she continues today. Ms. King has served as an independent general partner in Kagan Media Partners, a Paine Webber public limited partnership, since its inception in January 1989, and from April 1989 to January 1990 on the Mabon Nugent & Co. independent advisory board of Euro-American Media Partners.

     The names of the directors and executive officers of the Company and their respective ages and positions are as follows:

            Name              Age                 Position
            ----              ---                 --------
Leonard D. Fink.........      57      Chairman of the Board of Directors
Richard J. Giacchi......      47      President, Chief Executive Officer and
                                      Director
Denise Specht...........      45      Vice President - Operations and Secretary
Jeffrey M. Bachrach.....      40      Vice President, Chief Financial Officer,
                                      Treasurer and Assistant Secretary
Robert Davidoff.........      69      Director
Monte Engler............      54      Director
Rochelle B. King........      58      Director

     Set forth below is certain information concerning certain executive officers and key personnel of the Company.

     Denise Specht, age 45, has served as the General Manager of the Company and its predecessor since its inception in August 1990 and has served as Vice President - Operations and Secretary of the Company since its organization in February 1994. From May 1981 to September 1990, Ms. Specht was the Operations Manager of Select Designs, Ltd., a custom furniture design and manufacturing company.

     Jeffrey M. Bachrach, age 40, has served as the Company's Vice President, Finance, and Principal Financial and Accounting Officer, since September, 1994. From 1988 to December 1992 Mr. Bachrach served as the Vice President, Finance, and Principal Accounting Officer of Polymerix, Inc., a publicly held company engaged in the manufacture of plastic lumber. In October 1992 Trimax of Long Island, Inc., a subsidiary of Polymerix, filed for protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District of New York. From January 1993 to March 1994 Mr. Bachrach was employed as the Vice President, Finance of Sadat Associates, Inc., a privately held environmental consultant.

     Frank Atkinson, age 50, has served as a consultant to the Company since its inception and became Vice President, Director of Management Information Systems of the Company in May 1994. In December 1993, Mr. Atkinson founded Atkinson Micro Systems, a company engaged in the design of telecommunications software. Prior to that, from November 1982 to November 1993, Mr. Atkinson was Vice President of Atlanta Micro Software, Inc., a telecommunications software company which he also founded.

ITEM 10. EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to Mr. Giacchi, the Company's Chief Executive Officer, during the years ended December 31, 1993, 1994 and 1995. Mr. Giacchi was the only employee of the Company whose compensation exceeded $100,000 during such years.

                           Summary Compensation Table

===============================================================================

                                        Annual Compensation
                               ------------------------------------
                                              Salary        Bonus
                                              ------        -----
                                Year            ($)          ($)   Other Annual
  Name and Principal Position                                      Compensation
===============================================================================
Richard J. Giacchi              1995         $136.000         0
President and                                                            -
Chief Executive Officer

                               ------------------------------------
                                1994         $126,000      $25,000

                               ------------------------------------
                                1993         $105,000          -
===============================================================================

Compensation Arrangements

     The Company entered into five-year employment agreements with Mr. Giacchi and Mr. Fink effective May 1994. Mr. Giacchi agreed to devote his entire working time and attention to the business of the Company during the term of his agreement. Mr. Fink agreed to devote such of his working time and attention to the business of the Company as is necessary for him to effectively perform his duties under his agreement. Mr. Fink currently serves as President of MessageBank, Inc., a corporation which he founded and continues to own, which is engaged in the provision of voice mail services and is permitted by the terms of his agreement to continue to serve in such capacity and to engage in such other non-competing business activities as will not prevent him from performing his duties on behalf of the Company. Mr. Giacchi and Mr. Fink have also agreed not to compete with the business of the Company for a period of two years following termination of their respective employment agreements.

     Pursuant to his employment agreement, Mr. Giacchi is entitled to receive a salary of $130,000 for the first contract year, $140,000 for the second contract year and $150,000 for the third contract year. In addition, Mr. Giacchi received as a bonus incentive compensation of $25,000 for services rendered prior to December 31, 1994, and none for services rendered in the year ended December 31, 1995, and is entitled to receive as a bonus an amount, not to exceed $100,000, equal to 2% of the Company's service revenues in excess of $5.2 million for the year ended December 31, 1996. In addition to his salary, the Company provided Mr. Giacchi with certain disability and life insurance in addition to that provided to its employees generally, and the use of an automobile. Mr. Giacchi's compensation for subsequent contract years shall be as determined by the Compensation Committee of the Board of Directors. In no event will his base salary for any contract year be less than the salary for the previous contract year, plus 7%, and the maximum incentive compensation that can be earned during any calendar year shall not be less than the maximum incentive compensation which could have been earned during the previous calendar year.

     Pursuant to his employment agreement, Mr. Fink is entitled to receive a salary of $40,000 for the first contract year, $45,000 for the second contract year and $50,000 for the third contract year. In addition, Mr. Fink received incentive compensation of $10,000 for services rendered prior to December 31, 1994, none for services rendered in the year ended December 31, 1995, and is entitled to receive an amount, not to exceed $35,000, equal to two-thirds of one percent (0.66%) of the Company's service revenues in excess of $5.2 million for the year ended December 31, 1996. Mr. Fink's compensation for subsequent contract years shall be as determined by the Compensation Committee of the Board of Directors. In no event will his base salary for any contract year be less than the salary for the previous contract year, plus 7%, and the maximum incentive compensation that can be earned during any calendar year shall not be less than the maximum incentive compensation which could have been earned during the previous calendar year.

     The Company also has entered into employment agreements with Denise Specht, Jeffrey Bachrach and Frank Atkinson.

     Ms. Specht's current employment agreement is effective through January 1, 1998, and, if not terminated by either party, renews on a year-to-year basis thereafter. The agreement provides for an annual salary of $90,000 through January 1, 1997 and $100,000 thereafter through January 1, 1998. As an incentive to her continued performance, the Company issued to Ms. Specht 29,211 shares of its Common Stock. Such shares are subject to a right of first refusal in favor of the Company at a price equal to $4.00 per share below the fair market value of the shares on the date Ms. Specht seeks to sell such shares. In addition, the Company has granted to Ms. Specht options to purchase 50,000 shares of the Company's Common Stock, exercisable at the various fair market prices of the Common Stock as determined on the respective dates of grant of the options. To facilitate Ms. Specht's exercise of certain of her stock options, the Company has agreed to loan to her an amount equal to the exercise price of 30,000 shares. Any shares purchased by Ms. Specht upon exercise of her options shall be held in escrow as security for such loans.

     Mr. Bachrach's current employment agreement is effective through September 30, 1998, and, if not terminated by either party, renews on a year-to-year basis thereafter. The agreement provides for an annual salary of $88,000 through September 30, 1996, $99,000 thereafter through September 30, 1997 and $110,000 thereafter through September 30, 1998. In addition, the Company has granted to Mr. Bachrach options to purchase an aggregate of 50,000 shares of the Company's Common Stock, exercisable at the various fair market prices of the Common Stock as determined on the respective dates of grant of the options. To facilitate Mr. Bachrach's exercise of his stock options, the Company has agreed to pay to him at such time as he should choose to exercise his options an amount equal to the exercise price of 10,000 shares and to loan to him an amount equal to the exercise price of 15,000 shares and an amount intended to enable him to pay any taxes resulting from the exercise of such stock options. Any shares purchased by Mr. Bachrach upon exercise of his options shall be held in escrow as security for such loans.

     Mr. Atkinson's current employment agreement is effective through May 26, 1998, and, if not terminated by either party, renews on a year-to-year basis thereafter. The agreement provides for an annual salary of $85,000 through May 26, 1996, $92,000 thereafter through May 26, 1997 and $101,000 thereafter through May 26, 1998, plus a bonus each year of $7,000 and a car allowance of $500 per month. As an inducement to Mr. Atkinson to become employed by the Company, the Company issued to him 13,421 shares of Common Stock. Such shares are subject to a right of first refusal in favor of the Company at a price equal to $4.00 per share below the fair market value of the shares on the date Mr. Atkinson seeks to sell the shares. The Company has granted to Mr. Atkinson options to purchase 50,000 shares of the Company's Common Stock, exercisable at the various fair market prices of the Common Stock as determined on the respective dates of grant of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 25, 1996, the Company had outstanding and entitled to vote 4,800,000 shares of Common Stock, par value $.01 per share ("Common Stock"), and 1,800,000 Common Stock Purchase Warrants ("Warrants"). In addition, the representative of the underwriters of the Company's initial public offering held options to purchase 170,000 units ("Unit"), each Unit consisting of one share of Common Stock and one Warrant, and the Company had issued an aggregate of 145,500 options, exercisable at various prices, to its employees for services rendered to the Company.

     To the knowledge of the Company the following table sets forth the ownership of the Company's Common Stock as of March 25, 1996, by each person owning more than 5% of such Common Stock, by each officer and director and by all officers and directors as a group:

                                                    Number      Percentage
                                                      of       Beneficially
Name of Beneficial Owner                            Shares         Owned
- ------------------------                            ------         -----
Richard J. and Celeste Giacchi(1)(2)...........  1,002,406         20.9%
Leonard D. and Nancy Fink(1)(3)................    955,372         19.9
Robert Davidoff(1)(4)..........................    235,168          4.9
Rochelle B. King(1)(5).........................    135,138          2.8
Monte Engler(1)(6).............................     29,396           *
Denise Specht(1)(7)............................     59,211          1.2
Jeffrey M. Bachrach (8)........................     12,500           *
All directors and officers as a group
  (8 persons)(2)(3)(4)(5)(6)(7)(8).............  2,444,191         50.4%

- ------------------------
*    Less than 1%.
(1) The business address of Mr. and Mrs. Fink, Mr. and Mrs. Giacchi and Ms. Specht is c/o Paging Partners, 4249 Route 9 North, Freehold, New Jersey 07728. The business address of Robert Davidoff is c/o Carl Marks & Co., Inc. 135 E. 57th Street, New York, New York 10022. The business address of Rochelle B. King is c/o Bentley Associates L.P., 1155 Avenue of the Americas, New York, New York, 10036. The business address of Monte Engler is c/o Phillips, Nizer, Benjamin, Krim & Ballon LLP, 666 Fifth Avenue, New York, New York 10103.
(2) Includes (i) 508,553 shares held of record by Mr. Giacchi; (ii) 470,337 shares held of record by Mrs. Giacchi, his wife, and (iii) 23,516 shares held of record by trusts for the benefit of their minor children. Mr. and Mrs. Giacchi each disclaims any beneficial ownership of the shares held of record by the other. Excludes 14,126 shares held of record by Mr. Giacchi's adult son, Jeremy Giacchi.
(3) Includes (i) 485,035 shares held of record by Mr. Fink and (ii) 470,337 shares held of record by Mrs. Fink, his wife, Mr. and Mrs. Fink each disclaims any beneficial ownership of the shares held of record by the other. Excludes 58,792 shares held of record by the adult children of Mr. and Mrs. Fink.
(4) The shares attributed to Mr. Davidoff are owned by CMNY Capital I and CMNY Capital II; Mr. Davidoff is a general partner of CMNY Capital I and CMNY Capital II and disclaims beneficial ownership of such shares.
(5) Includes 7,894 shares held of record by trusts for the benefit of Ms. King's grandchildren. Excludes 11,842 shares held of record by Ms. King's adult children.
(6) All of such shares are held of record by Mr. Engler's wife and he disclaims any beneficial ownership thereof.
(7) Includes 30,000 shares which may be acquired pursuant to options exercisable within sixty (60) days of the date hereof.
(8) These are shares which may be acquired pursuant to options exercisable within sixty (60) days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company currently leases space from MessageBank, Inc., a corporation owned by Mr. Fink, for which it pays approximately $1,300 per month. Management believes that the terms of such lease are no less favorable to the Company than those which would be available from a third party. MessageBank, Inc. also provides voicemail and other services to the Company for which it is paid its standard charges. The amount of revenues paid to MessageBank, Inc. during each of 1994 and 1995 for services rendered to the Company was less than $5,000. The Company anticipates that it will continue to lease space and purchase certain services from MessageBank, Inc. in the future, but the volume of such purchases is not anticipated to substantially increase.

     From time to time Rochelle King renders investment banking services to the Company for which she or Bentley Associates, L.P., which she serves as a senior adviser is compensated. During 1994 and 1995, the Company paid $40,000 and $23,000, respectively, for investment banking services performed by Ms. King.

     Monte Engler, a director of the Company, is a partner at the law firm of Phillips, Nizer, Benjamin, Krim & Ballon LLP, which performs legal services for the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 26, 1996

                          PAGING PARTNERS CORPORATION
                          (Registrant)


                          By: /s/Richard J. Giacchi
                              -----------------------------
                              Richard J. Giacchi, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                Title                              Date
           ---------                -----                              ----

/s/Leonard D. Fink       Chairman of the Board of Directors      June 26, 1996
- ----------------------
Leonard D. Fink


/s/Richard J. Giacchi    President, Director                     June 26, 1996
- ----------------------
Richard J. Giacchi       and Principal Executive Officer


/s/Jeffrey M. Bachrach   Vice President, Treasurer, Assistant    June 26, 1996
- ----------------------
Jeffrey M. Bachrach      Secretary and Principal Financial and
                         Accounting Officer


/s/Robert Davidoff       Director                                June 26, 1996
- ----------------------
Robert Davidoff


/s/Monte Engler          Director                                June 26, 1996
- ----------------------
Monte Engler


/s/Rochelle B. King      Director                                June 26, 1996
- ----------------------
Rochelle B. King