Form 10QSB
period 1996-06-30
PAGING PARTNERS CORP
filed 1996-08-12
CIK 920854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

                                  FORM 10 - QSB

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________________

Commission File Number 1-13002


                           ---------------------------

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

                           ---------------------------

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

                  Yes X                                       No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,657,143 shares of Common Stock, $.01 par value, were outstanding, as of July 31, 1996.

     Transitional Small Business Disclosure Format (check one):

                  Yes __                                       No X

                                   Form 10-QSB

                                      INDEX


                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Balance Sheets                                          3

          Condensed Statements of Operations                                4

          Condensed Statements of Cash Flows                                5

          Notes to Condensed Financial Statements                           6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                          7

PART II. OTHER INFORMATION                                                 10

SIGNATURES                                                                 11

                           PAGING PARTNERS CORPORATION
                            CONDENSED BALANCE SHEETS

                                                     June 30,      December 31,
                                  A S S E T S          1996            1995
                                                   ------------    ------------
Current assets:                                    (Unaudited)

      Cash and cash equivalents ................   $  1,040,000    $    553,000
      Accounts receivable ......................      1,092,000       1,073,000
      Inventory ................................        450,000         382,000
      Other ....................................         47,000          35,000
                                                   ------------    ------------
         Total current assets ..................      2,629,000       2,043,000

Property and equipment .........................      5,016,000       4,948,000
Licenses .......................................        669,000         733,000
Other assets ...................................         35,000          22,000
                                                   ------------    ------------
                                                   $  8,349,000    $  7,746,000
                                                   ============    ============

                                  LIABILITIES

Current liabilities:

      Current maturities of notes payable ......   $    215,000    $     96,000
      Accounts payable and accrued expenses ....        646,000         345,000
      Deferred revenues ........................        432,000         477,000
                                                   ------------    ------------
           Total current liabilities ...........      1,293,000         918,000

Notes payable (less current  maturities) .......      1,250,000         930,000
                                                   ------------    ------------
                                                      2,543,000       1,848,000
                                                   ------------    ------------

                              STOCKHOLDERS' EQUITY

Stockholders' equity:
      Common stock .............................         57,000          48,000
      Additional paid-in capital ...............     11,954,000      10,663,000
      Accumulated deficit ......................     (6,207,000)     (4,813,000)
                                                   ------------    ------------
                                                      5,806,000       5,898,000
                                                   ------------    ------------
                                                   $  8,349,000    $  7,746,000
                                                   ============    ============

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Six months ended                     Three months ended
                                                                        June 30                              June 30,
                                                                  ------------------                    ------------------
                                                                1996              1995                1996              1995
                                                            -----------        -----------        -----------        -----------
Revenues:
  Service revenue ......................................    $ 2,348,000        $ 1,453,000          1,203,000        $   761,000
  Equipment sales revenue ..............................      1,000,000            838,000            562,000            549,000
                                                            -----------        -----------        -----------        -----------

                                                              3,348,000          2,291,000          1,765,000          1,310,000
                                                            -----------        -----------        -----------        -----------

Expenses:
  Service ..............................................      1,609,000          1,013,000            846,000            528,000
  Cost of equipment sold ...............................      1,082,000            920,000            608,000            601,000
  Selling ..............................................        650,000            528,000            334,000            330,000
  Administrative .......................................        823,000            728,000            417,000            345,000
                                                            -----------        -----------        -----------        -----------

                                                              4,164,000          3,189,000          2,205,000          1,804,000
                                                            -----------        -----------        -----------        -----------

Loss from operations before depreciation
 and amortization ......................................       (816,000)          (898,000)          (440,000)          (494,000)

Depreciation and amortization ..........................        525,000            327,000            268,000            173,000
                                                            -----------        -----------        -----------        -----------

Loss from operations ...................................     (1,341,000)        (1,225,000)          (708,000)          (667,000)


Interest and other income (expense) - net ..............        (51,000)            46,000            (26,000)            18,000
                                                            -----------        -----------        -----------        -----------

NET LOSS ...............................................    $(1,392,000)       $(1,179,000)       $  (734,000)       $  (649,000)
                                                            ===========        ===========        ===========        ===========

NET LOSS PER COMMON SHARE ..............................    $      (.28)       $      (.25)       $      (.14)       $      (.14)
                                                            ===========        ===========        ===========        ===========

Weighted average common shares outstanding .............     5 ,040,000          4,800,000          5,280,000          4,800,000
                                                            ===========        ===========        ===========        ===========


                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six months ended
                                                                      June 30,
                                                             --------------------------
                                                                 1996           1995
                                                             -----------    -----------
Cash flows from operating activities:
 Net loss ................................................   $(1,392,000)   $(1,179,000)
 Adjustments to reconcile net loss to net cash used for
 operating activities:
     Depreciation and Amortization .......................       525,000        327,000
     Changes in operating assets and liabilities .........       142,000       (206,000)
                                                             -----------    -----------
          Net cash provided (used) by operating activities      (725,000)    (1,058,000)
                                                             -----------    -----------
Cash flows from investing activities:
  Redemption of marketable securities ....................         -0-        3,595,000
Acquisition of property and equipment ....................       (63,000)      (593,000)
                                                             -----------    -----------
  Net cash provided (used) by investing activities .......       (63,000)     3,002,000
                                                             -----------    -----------
Cash flows from financing activities:
   Net proceeds from private equity placement ............     1,300,000          -0-
   Repayment of notes payable ............................       (25,000)    (1,800,000)
                                                             -----------    -----------
 Net cash provided (used) by financing activities ........     1,275,000     (1,800,000)
                                                             -----------    -----------


Net increase in cash and cash equivalents ................       487,000        144,000
Cash and cash equivalents-beginning of period ............       553,000        303,000
                                                             -----------    -----------

Cash and cash equivalents-end of period ..................   $ 1,040,000    $   447,000
                                                             ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest .................................   $    65,000    $    79,000
  Debt incurred for the purchase of equipment ............       452,000          -0-
  Unrealized gain on marketable securities ...............         -0-           36,000


                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   The Company and basis of presentation:

     The financial statements presented herein as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB.

2. On May 10, 1996, the Company completed a private placement of 857,000 shares of its Common Stock for gross proceeds of $1.5 million yielding net proceeds of $1.3 million.

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

     In May 1994, the Company completed its initial public offering. A substantial portion of the proceeds of this offering were used to construct a one-way paging system (the "Corridor System") operating on a single frequency in the territory along Interstate 95 from Baltimore/Washington to Boston. Construction of the Corridor System was recently completed and the Company currently operates both the Metro and Corridor Systems. In May 1996 the Company completed a Private Placement from which it derived net proceeds of $1.3 million. The Company anticipates that a substantial portion of these monies will be utilized to increase marketing efforts and further develop the Company's AlphaPlus(R) family of data services for pagers.

Results of Operations

     The table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues including changes therein for the six and three month periods ended June 30, 1996 and 1995.

                                                     Six Months Ended June 30
                                                 1996                        1995                       Change
                                            $           %               $          %                $          %
Revenues:
   Service                              2,348,000       70.1        1,453,000      63.4           895,000      61.6
  Equipment Sales                       1,000,000       29.9          838,000      36.6           162,000      19.3
                                       ----------      -----       ----------     -----         ---------
  Total Revenue                         3,348,000      100.0        2,291,000     100.0         1,057,000      46.1
                                       ----------      -----       ----------     -----         ---------

Operating Expenses:
  Service                               1,609,000       48.1        1,013,000      44.2           596,000      58.8
  Cost of Equipment Sold                1,082,000       32.3          920,000      40.2           162,000      17.6
  Selling                                 650,000       19.4          528,000      23.1           122,000      23.1
  Administrative                          823,000       24.6          728,000      31.8            95,000      13.1
                                       ----------      -----       ----------     -----         ---------
                                        4,164,000      124.4        3,189,000     139.3           975,000      30.6
                                       ----------      -----       ----------     -----         ---------

EBITDA                                   (816,000)     (24.4)        (898,000)    (39.3)           82,000       9.1
  Depreciation and Amortization           525,000       15.7          327,000      14.2           198,000      60.6
                                       ----------      -----       ----------     -----         ---------
  Loss from Operations                 (1,341,000)     (40.1)      (1,225,000)    (53.5)         (116,000)     (9.5)
  Interest and Other Expense Income       (51,000)      (1.5)          46,000       2.0           (97,000)   (210.9)
                                       ----------      -----       ----------     -----         ---------
  Net Loss                             (1,392,000)     (41.6)      (1,179,000)    (55.5)         (213,000)    (18.1)
                                       ----------      -----       ----------     -----         ---------

- ------------------

                                                    Three Months Ended June 30
                                                 1996                        1995                       Change
                                            $           %               $          %                $          %
Revenues:
   Service                              1,203,000       68.1          761,000      58.1           442,000      58.1
  Equipment Sales                         562,000       31.9          549,000      41.9            13,000       2.4
                                       ----------      -----       ----------     -----         ---------
  Total Revenue                         1,765,000      100.0        1,310,000     100.0           455,000      34.7
                                       ----------      -----       ----------     -----         ---------

Operating Expenses:
  Service                                 846,000       48.0          528,000      40.3           318,000      60.2
  Cost of Equipment Sold                  608,000       34.4          601,000      45.9             7,000       1.2
  Selling                                 334,000       18.9          330,000      25.2             4,000       1.2
  Administrative                          417,000       23.6          345,000      26.3            72,000      20.9
                                       ----------      -----       ----------     -----         ---------
                                        2,205,000      124.9        1,804,000     137.7           401,000      22.2
                                       ----------      -----       ----------     -----         ---------

EBITDA                                   (440,000)     (24.9)        (494,000)    (37.7)           54,000      10.9
  Depreciation and Amortization           268,000       15.2          173,000      13.2            95,000      54.9
                                       ----------      -----       ----------     -----         ---------
  Loss from Operations                   (708,000)     (40.1)        (667,000)    (50.9)          (41,000)     (6.1)
  Interest and Other Expense Income       (26,000)      (1.5)          18,000       1.4           (44,000)   (214.4)
                                       ----------      -----       ----------     -----         ---------
  Net Loss                               (734,000)     (41.6)        (649,000)    (49.5)          (85,000)    (13.1)
                                       ----------      -----       ----------     -----         ---------

- ----------------

     The service component of revenue increased during the periods presented reflecting the continuing penetration of both the Metro System and initial activations on the Corridor System.

     Service cost includes transmission site rentals, telephone interconnect services, message dispatch costs, and the costs (mostly personnel-related) of the Company's engineering function. The increases in such costs are primarily attributable to an increase in the number of transmission sites, which grew from 164 as of June 30, 1995 to over 220 as of June 30, 1996; increased telephone expenses reflecting both the growth in utilization of the Company's Metro System and the initial infrastructure for the Corridor System; and increased message dispatch costs resulting from greater alphanumeric penetration.

     Cost of equipment sold increased primarily as the result of increases in the value of paging units sold. The high cost of equipment sold relative to sales revenue reflects the Company's policy of selling pagers as an accommodation to Resellers and not as a source of profit. This gap has widened during 1996 due to more aggressive pricing by the Company's competitors. The Company anticipates that it will maintain its policy of selling pagers as an accommodation to Resellers for the immediate future. Pagers are available from a variety of sources and the Company encourages its Resellers to buy pagers directly from the manufacturer rather than from the Company. Nevertheless, the Company anticipates that the cost of equipment sold will continue to increase as the Company accelerates the number of subscribers served by both of its Systems.

     Selling expenses increased as a direct result of an increase in the number of the Company's sales and marketing personnel from thirteen full-time equivalent positions at June 30, 1995, to twenty as of June 30, 1996. The increase would have been more dramatic, but during the first half of 1995 the Company incurred unusually high one-time market launching expenses in connection with its Corridor System.

     Increases in general and administrative expenses were also driven by personnel increases, specifically in the areas of accounting and information systems.

     EBITDA reflects the Company's earnings (excluding interest and non-operating items) before taxes, depreciation and amortization, and measures the Company's operating cash flows, which the Company considers to be a significant measure of performance. EBITDA is commonly used in the paging industry and by financial analysts and others who follow the industry to measure operating performance, but should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. EBITDA improved in the periods ended June 30, 1996 from the same periods in 1995 as revenue growth outpaced expense growth during the period.

     Depreciation increased as the Company put into service equipment purchased for the Corridor System. Additionally, in recognition of the faster pace of product obsolescence in the telecommunications industry, the company is depreciating this equipment more rapidly than in the past.

     Net loss increased as increases in depreciation and interest expense more than offset improved EBITDA.

Liquidity and Capital Resources

     In May 1994 the Company completed its initial public offering of 1,800,000 Units from which it derived net proceeds of $8,942,000. In June 1995, the Company secured $1.5 million of equipment financing from Motorola. Borrowings under this financing bear interest at the 90-day commercial paper rate plus 6% and are collateralized by the Company's assets. The principal balance of each borrowing is payable in 48 equal monthly installments beginning one year after the date of the advance. The financing agreement with Motorola contains various financial covenants and restrictions. The Company was not in compliance with one of these financial covenants as of June 30, 1996, but has received a waiver of its non-compliance from Motorola. As of June 30, 1996, the Company had utilized $1,400,000 of the amount available from Motorola.

By the end of the first quarter of 1996 the Company had expended substantially all of the proceeds from its initial public offering. Consequently, in May 1996, the Company completed a private placement of 857,143 shares of its Common Stock from which it derived net proceeds of $1,300,000. If the Company were to continue to operate as it is now, the cash available would not be sufficient to enable it to achieve its goals. Management is currently assessing the Company's operations to develop a plan which would enable the Company's operation to develop a plan which would enable the Company to achieve profitable operations. As part of any such plan, the Company may seek to obtain additional debt or equity financing.

     By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system. Consistent with the Company's expectations, capital expenditures and operating expenses were $1,644,000 for 1995, primarily as a result of the construction of the Company's Corridor System. These capital expenditures continued at a high rate ($515,000) during the first half of 1996 as the Company supplemented its Corridor System, but should be reduced in the second half of 1996. Nevertheless, the Company's operating expenses should remain near their current levels as the Company continues its aggressive marketing of its Corridor System and Metro System. In addition, the Company will continue to incur the expenses associated with its efforts to develop software to facilitate the receipt and transmission of data.

     The Company used net cash of $725,000 from operations during the first six months of 1996 and used $1,058,000 of cash in the same period in 1995. This use of cash reflects primarily the expenditures associated with the operation and initial marketing activities related to the Corridor System and the Company's software development efforts.

     Interest and other expense was $51,000 in the six months ended June 30, 1996, reflecting interest expense for the Company's equipment financing with Motorola. This compares to interest income of $46,000 for the same period in 1995, reflecting interest income on unused proceeds of the Company's initial public offering.

     Further, in July 1995, the Company agreed to pay $340,000, $130,000 of which is payable in service credits, in connection with the acquisition of licenses and related assets intended to expand its Metro System to the Washington, D.C. market. Of the $210,000 to be paid in cash, $160,000 has already been paid and $50,000 is due in quarterly installments during 1996 and 1997.

     On May 10, 1996, the Company completed a Private Placement of 857,143 shares of its Common Stock from which it obtained net proceeds of $1,300,000. The Company anticipates that a substantial portion of these monies will be utilized to increase marketing efforts and further develop the Company's AlphaPlus(TM) family of enhanced data services to pagers.


PART II. OTHER INFORMATION

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PAGING PARTNERS CORPORATION


                                    /s/Jeffrey M. Bachrach
                                    ---------------------------
Dated: August 9, 1996               By:  Jeffrey M. Bachrach
                                         Vice President and Principal Financial
                                         and Accounting Officer