Form 10QSB/A
period 1996-06-30
PAGING PARTNERS CORP
filed 1996-10-29
CIK 920854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                 FORM 10 - QSB/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                      ------------------------------------


             ---------------------------------------------------
             (Former name, former address and former fiscal year
                        if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   |X|                             No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,657,143 shares of Common Stock, $.01 par value, were outstanding, as of June 30, 1996.

     Transitional Small Business Disclosure Format (check one):

            Yes   |_|                             No |X|

================================================================================

                                  Form 10-QSB/A

                                      INDEX

                                                                          Page
PART II.    OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

                  Financial Data Schedule                    Exhibit Number 27

SIGNATURES                                                                   2

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PAGING PARTNERS CORPORATION


                                         /s/ Jeffrey M. Bachrach
                                         --------------------------------
Dated: October 24, 1996             By:  Jeffrey M. Bachrach
                                         Chief Accounting Officer