Form 10QSB
period 1996-09-30
PAGING PARTNERS CORP
filed 1996-11-14
CIK 920854

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB

(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 1-13002


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

               ___________________________________________________
               (Former name, former address and former fiscal year
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes X                       No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,673,143 shares of Common Stock, $.01 par value, were outstanding, as of October 31, 1996.

     Transitional Small Business Disclosure Format (check one):

             Yes __                      No X

                                   Form 10-QSB

                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

               Condensed Balance Sheets                                       3

               Condensed Statements of Operations                             4

               Condensed Statements of Cash Flows                             5

               Notes to Condensed Financial Statements                        6

  Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of                          7
               Operations

PART II. OTHER INFORMATION                                                   10

SIGNATURES                                                                   11

                           PAGING PARTNERS CORPORATION
                            CONDENSED BALANCE SHEETS

                                                 September 30,    December 31,
                                     ASSETS          1996            1995
                                                 ------------     -----------
Current assets:                                   (Unaudited)

  Cash and cash equivalents ....................  $  739,000      $  553,000
  Accounts receivable ..........................     601,000         719,000
  Inventory ....................................     210,000         382,000
  Other ........................................      36,000          35,000
                                                  ----------      ----------
    Total current assets .......................   1,586,000       1,689,000

Property and equipment .........................   4,920,000       4,948,000
Licenses .......................................     696,000         733,000
Other assets ...................................      23,000          22,000
                                                  ----------      ----------

                                                  $7,225,000      $7,392,000
                                                  ==========      ==========
                                   LIABILITIES

Current liabilities:

  Current maturities of notes payable ..........  $  295,000      $   96,000
  Accounts payable and accrued expenses ........     621,000         468,000
                                                  ----------      ----------
    Total current liabilities ..................     916,000         564,000

Notes payable (less current  maturities) .......   1,219,000         930,000
                                                  ----------      ----------
                                                   2,135,000       1,494,000
                                                  ----------      ----------

                              STOCKHOLDERS' EQUITY

Stockholders' equity:
  Common stock .................................      57,000          48,000
  Additional paid-in capital ...................  12,000,000      10,663,000
  Accumulated deficit ..........................  (6,967,000)     (4,813,000)
                                                  ----------      ----------
                                                   5,090,000       5,898,000
                                                  ----------      ----------

                                                  $7,225,000      $7,392,000
                                                  ==========      ==========

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Nine months ended           Three months ended
                                                  September 30                 September 30,
                                            -------------------------   -------------------------
                                               1996          1995          1996          1995
                                            -----------   -----------   -----------   -----------
Revenues:
  Service revenue ........................  $ 3,596,000   $ 2,410,000     1,248,000   $   957,000
  Equipment sales revenue ................    1,497,000     1,409,000       497,000       571,000
                                            -----------   -----------   -----------   -----------

                                              5,093,000     3,819,000     1,745,000     1,528,000
                                            -----------   -----------   -----------   -----------

Expenses:
  Service ................................    2,501,000     1,609,000       892,000       596,000
  Cost of equipment sold .................    1,632,000     1,524,000       550,000       604,000
  Selling ................................      961,000       810,000       311,000       282,000
  Administrative .........................    1,252,000     1,094,000       429,000       366,000
                                            -----------   -----------   -----------   -----------

                                              6,346,000     5,037,000     2,182,000     1,848,000
                                            -----------   -----------   -----------   -----------

Loss from operations before depreciation
 and amortization ........................   (1,253,000)   (1,218,000)     (437,000)     (320,000)

Depreciation and amortization ............      813,000       543,000       288,000       216,000
                                            -----------   -----------   -----------   -----------

Loss from operations .....................   (2,066,000)   (1,761,000)     (725,000)     (536,000)


Interest and other income (expense) - net       (88,000)       14,000       (37,000)      (32,000)
                                            -----------   -----------   -----------   -----------

NET LOSS .................................  $(2,154,000)  $(1,747,000)  $  (762,000)  $  (568,000)
                                            ===========   ===========   ===========   ===========

NET LOSS PER COMMON SHARE ................  $      (.41)  $      (.37)  $      (.13)  $      (.12)
                                            ===========   ===========   ===========   ===========


Weighted average common shares outstanding    5,249,000     4,800,000     5,667,000     4,800,000
                                            ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                       -----------------------------
                                                                          1996              1995
                                                                       -----------       -----------
Cash flows used by operating activities:
  Net loss .......................................................     $(2,154,000)      $(1,179,000)
Adjustments to reconcile net loss to net cash used by
 operating activities:
   Depreciation and amortization .................................         813,000           327,000
   Changes in operating assets and liabilities ...................         441,000          (206,000)
                                                                       -----------       -----------
     Net cash used by operating activities .......................        (900,000)       (1,058,000)
                                                                       -----------       -----------
Cash flows from investing activities:
  Redemption of marketable securities ............................             -0-         3,595,000
Acquisition of property, equipment, and licenses .................        (222,000)         (593,000)
                                                                       -----------       -----------
  Net cash provided (used) by investing activities ...............        (222,000)        3,002,000
                                                                       -----------       -----------
Cash flows from financing activities:
  Net proceeds from private equity placement .....................       1,300,000               -0-
  Proceeds of stock option exercise ..............................          46,000               -0-
  Repayment of notes payable .....................................         (38,000)       (1,800,000)
                                                                       -----------       -----------
Net cash provided (used) by financing activities .................       1,308,000        (1,800,000)
                                                                       -----------       -----------


Net increase in cash and cash equivalents ........................         186,000           144,000
Cash and cash equivalents-beginning of period ....................         553,000           303,000
                                                                       -----------       -----------

Cash and cash equivalents-end of period ..........................     $   739,000       $   447,000
                                                                       ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest .........................................     $   107,000       $    79,000
  Debt incurred for the purchase of equipment ....................         514,000             - 0 -
  Unrealized gain on marketable securities .......................             -0-            36,000


                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   The Company and basis of presentation:

     The financial statements presented herein as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB. Certain items for 1995 have been reclassified to conform to current year classifications.

2.   Private Equity Placement

     On May 10, 1996, the Company completed a private placement of 857,000 shares of its Common Stock for gross proceeds of $1.5 million yielding net proceeds of $1.3 million.

3.   Notes Payable - Motorola- Financial Covenants

     At September 30, 1996, the Company was not in compliance with certain financial covenants contained in its equipment financing agreement with Motorola although Motorola has waived the Company's non-compliance as of this date.

     Management is currently working with Motorola to amend these covenants to be consistent with the Company's business plan. However, if these discussions are not successful, it is likely that the Company would again be in non-compliance. This would entitle Motorola to demand immediate repayment of the $1.46 million currently outstanding and would cause the non-current portion of this liability to be reclassified as current.

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

Results of Operations

     The table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues including changes therein for the nine and three month periods ended September 30, 1996 and 1995.

                                            Nine Months Ended September 30
                                            1996                      1995                     Change
                                         $           %             $           %             $           %
Revenues:
  Service                            3,596,000      70.6       2,410,000      63.1       1,186,000      49.2
  Equipment Sales                    1,497,000      29.4       1,409,000      36.9          88,000       6.2
                                    ----------     -----      ----------     -----        --------
  Total Revenue                      5,093,000     100.0       3,819,000     100.0       1,274,000      33.3
                                    ----------     -----      ----------     -----        --------

Operating Expenses:
  Service                            2,501,000      49.1       1,609,000      42.1         892,000      55.4
  Cost of Equipment Sold             1,632,000      32.0       1,524,000      39.9         108,000       7.1
  Selling                              961,000      18.9         810,000      21.2         151,000      18.6
  Administrative                     1,252,000      24.6       1,094,000      28.7         158,000      14.4
                                    ----------     -----      ----------     -----        --------
                                     6,346,000     124.6       5,037,000     131.9       1,309,000      26.0
                                    ----------     -----      ----------     -----        --------

EBITDA                              (1,253,000)    (24.6)     (1,218,000)    (31.9)        (35,000)     (2.9)
  Depreciation and amortization        813,000      16.0         543,000      14.2         270,000      49.7
                                    ----------     -----      ----------     -----        --------
  Loss from operations              (2,066,000)    (40.6)     (1,761,000)    (46.1)       (305,000)    (17.3
  Interest and other (expense)
  Income                               (88,000)     (1.7)         14,000        .4        (102,000)   (728.5)
                                    ----------     -----      ----------     -----        --------
  Net Loss                          (2,154,000)    (42.3)     (1,747,000)    (45.7)       (407,000)    (23.3)
                                    ----------     -----      ----------     -----        --------

                                              Three Months Ended September 30
                                              1996                      1995                       Change
                                           $           %             $           %             $            %
Revenues:
  Service                              1,248,000      71.5         957,000      62.6         291,000       30.4
  Equipment Sales                        497,000      28.5         571,000      37.4         (74,000)     (13.0)
                                      ----------     -----      ----------     -----        --------
  Total Revenue                        1,745,000     100.0       1,528,000     100.0         217,000       14.2
                                      ----------     -----      ----------     -----        --------

Operating Expenses:
  Service                                892,000      51.1         596,000      39.0         296,000       49.7
  Cost of Equipment Sold                 550,000      31.5         604,000      39.5         (54,000)      (8.9)
  Selling                                311,000      17.8         282,000      18.5          29,000       10.2
  Administrative                         429,000      24.6         366,000      24.0          63,000       14.7
                                      ----------     -----      ----------     -----        --------
                                       2,182,000     125.0       1,848,000     121.0         334,000       15.3
                                      ----------     -----      ----------     -----        --------

EBITDA                                  (437,000)    (25.0)       (320,000)    (21.0)       (117,000)     (36.6)
  Depreciation and Amortization          288,000      16.5         216,000      14.1          72,000       33.3
                                                     -----      ----------     -----        --------      -----
  Loss from Operations                  (725,000)    (41.5)       (536,000)    (35.1)       (189,000)     (35.3)
  Interest and Other Expense Income      (37,000)     (2.1)        (32,000)      2.1          (5,000)     (15.6)
                                      ----------     -----      ----------     -----        --------
  Net Loss                              (762,000)    (43.6)       (568,000)    (37.2)       (194,000)     (34.2)
                                      ----------     -----      ----------     -----        --------

     The service component of revenue increased during the periods presented reflecting the continuing penetration of both the Metro and Corridor Systems.

     Service cost includes transmission site rentals, telephone interconnect services, message dispatch costs, and the costs (mostly personnel-related) of the Company's engineering function. The increases in such costs are primarily attributable to an increase in the number of transmission sites, which grew from 145 at the beginning of 1995 to 230 as of September 30, 1996; increased telephone expenses reflecting both the growth in utilization of the Company's Metro System and the initial infrastructure for the Corridor System; and increased message dispatch costs resulting from greater alphanumeric penetration.

     Equipment sales and cost of equipment sold decreased during the third quarter of 1996 as compared to the same quarter in 1995, partially offsetting increases during the first half of 1996. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit but its competitors have been offering even more aggressive pricing to certain Resellers, reducing the Company's unit pager sales. Additionally, during the third quarter of 1996, the Company determined it had excess inventory of certain types of pagers. Most of this excess has since been sold at reduced prices. Remaining excess pager units are recorded in inventory at estimated net realizable value. The sale of excess inventory at reduced prices further widened loss margins on pager sales. Management has streamlined its product offerings to reduce the likelihood of future excess inventory accumulation and to reduce the need for working capital investment in pager inventory.

     Selling expenses increased as a result of an increase in the number of the Company's sales and marketing personnel from a peak of thirteen full-time equivalent positions at September 30, 1995 to a peak of twenty during the third quarter of 1996. This increase was partially offset by the elimination of the position of Vice President Sales and Marketing as of July 1, 1996 and the absence in 1996 of one-time market launching expenses for the Corridor System incurred during the first half of 1995.

     Increases in general and administrative expenses were driven by personnel and salary increases, most notably the addition of a new Executive Vice President/General Manager in June 1996.

     EBITDA reflects the Company's earnings (excluding interest and non-operating items) before taxes, depreciation and amortization, and measures the Company's operating cash flows, which the Company considers to be a significant measure of performance. EBITDA is commonly used in the paging industry and by financial analysts and others who follow the industry to measure operating performance, but should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. EBITDA declined in the periods ended September 30, 1996 from the same periods in 1995 as expense growth outpaced revenue growth during the period.

     Interest and other expense was $88,000 in the nine months ended September 30, 1996, reflecting interest expense for the Company's equipment financing with Motorola. This compares to interest income of $14,000 for the same period in 1995 reflecting interest income on unused proceeds of the Company's initial public offering offset by a $50,000 write off of a joint venture investment.

     Depreciation increased as the Company put into service equipment purchased for the Corridor System. Additionally, in recognition of the faster pace of product obsolescence in the telecommunications industry, the company is depreciating this equipment more rapidly than in the past.

     Net loss increased consistent with the increases in depreciation, and interest expense and decreased EBITDA, noted above.

Liquidity and Capital Resources

     In May 1994 the Company completed its initial public offering of 1,800,000 Units from which it derived net proceeds of $8,942,000. In June 1995, the Company secured $1.5 million of equipment financing from Motorola. Borrowings under this financing bear interest at the 90-day commercial paper rate plus 6% and are collateralized by the Company's assets. As of September 30, 1996 the Company had utilized $1,463,000 of the amount available from Motorola. By the end of the first quarter of 1996 the Company had expended substantially all of the proceeds from its initial public offering. Consequently, in May 1996 the Company completed a private placement of 857,143 shares of its Common Stock from which it derived net proceeds of $1,300,000.

     By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system.. Consistent with the Company's expectations, capital expenditures were $1,644,000 for 1995, primarily as a result of the construction of the Company's Corridor System. Capital expenditures continued to be significant ($673,000) during the first nine months of 1996 as the Company supplemented its Corridor System, but are expected to be substantially lower during the remainder of 1996 and 1997. The Company used net cash of $900,000 in its operations during the first nine months of 1996 and used $1,058,000 of cash in the same period in 1995. This use of cash reflects primarily the expenditures associated with the operation and initial marketing activities related to the Corridor System and the Company's software development efforts. The reduction from 1995 to 1996 reflects management efforts to reduce working capital requirements through streamlining of pager inventory and more stringent receivable collection policies.

     In July 1995 the Company agreed to pay $340,000, $130,000 of which is payable in service credits, in connection with the acquisition of licenses and related assets intended to expand its Metro System to the Washington, D.C. market. Of the $210,000 to be paid in cash, $173,000 has already been paid and $50,000 is due in quarterly installments during 1997.

     In August 1996 the Company was granted licenses by the FCC for a third 900 MHz frequency covering most of the Northeast I-95 Corridor. To date, the Company has capitalized approximately $60,000 of professional and regulatory fees incurred in connection with the grant of these licenses. In connection with the grant of these licenses, the Company entered into an agreement with another carrier also granted licenses for this frequency.

     In its Report on Form 10-QSB for the quarter ended June 30, 1996, the Company stated that if it were to continue to operate as it was then doing, it would not have sufficient cash to achieve its goals and, therefore, management would assess the Company's operations in an attempt to develop a plan which would enable the Company to achieve profitability. Based upon its assessment of the Company's operations, management has and will continue to revise the Company's operating plan in an effort to eliminate the Company's cash shortfall and to respond to the current price-competitive environment in the paging industry. Management has identified and implemented various cost reduction measures to preserve cash without materially impacting the quality of service provided. Additionally, in an effort to increase its revenues, the Company has simplified its pricing policies and offered resellers significant discounts on incremental units in service.

     To further preserve its cash, the Company has sought to reduce its working capital requirements by adhering to stringent collection procedures and by reducing the categories of products included in the Company's inventory. In addition, certain members of the Company's management have agreed to defer payment of portions of their salaries and the Company is negotiating with certain vendors in an effort to get them to accept stock in satisfaction of amounts due. The Company is also negotiating with Motorola in an effort to defer principal payments which are scheduled to commence in December 1996, and to revise the Company's financial covenants to make them consistent with the Company's revised business plan. Based upon its initial conversations with Motorola, management believes that its requests for deferral of the principal payments due and amendment of its loan covenants will be granted, nevertheless, there is no assurance this will occur. Any such payment deferral and/or covenant amendments by Motorola may be conditioned upon receipt of additional compensation and/or the agreement of the Company to abide by new, more restrictive covenants. If Motorola were not to grant the Company's requests, the Company would be in default of its loan agreement with Motorola which would entitle Motorola to demand immediate payment of the $1.46 million currently outstanding. Pending resolution of these requests, Motorola has agreed to waive the Company's non-compliance with certain financial covenants as of September 30, 1996.

     In recognition of the fact that the Company is likely to require additional financing despite the revision of its operating plans, the Company engaged an investment banker to advise as to the options available to the Company to preserve or enhance shareholder value, including a sale of assets or merger of the Company. It should be noted, however, that the market values of publicly-traded paging companies have declined significantly since the beginning of 1996. This has both reduced the potential value of the Company to an acquirer and adversely impacted the ability of public companies in the paging industry to finance acquisitions. Further, the Company's lack of positive cash flow may negatively impact the value which might otherwise be ascribed to the Company on the basis of the quality of its operating systems, number of units in service, available frequencies and market position. Although the Company has engaged in preliminary discussions with a limited number of parties regarding a sale of its assets or a merger, these discussions have been exploratory in nature, there have been no agreements reached as to relative values and other terms, and there is no assurance that these discussions will lead to an agreement or that any such agreement will be on terms advantageous to the Company or its shareholders. If the Company does not consummate such a transaction and Motorola does not grant the Company's request to amend its Loan Agreement, and the Company is otherwise unable to raise sufficient debt or equity to satisfy its future operating cash flow requirements, the Company could be forced to seek protection under Chapter 11 of the Bankruptcy Code. The initiation of such proceedings would have an adverse impact on the value of the Company's stock.

PART II. OTHER INFORMATION

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PAGING PARTNERS CORPORATION



                                    /s/Jeffrey M. Bachrach
                                    -------------------------------------------
Dated: November 13, 1996            By:  Jeffrey M. Bachrach
                                         Vice President and Principal Financial
                                         and Accounting Officer