Form 10KSB
period 1996-12-31
PAGING PARTNERS CORP
filed 1997-03-31
CIK 920854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended December 31, 1996.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________ to ___________

                         Commission file number 1-13002

                           PAGING PARTNERS CORPORATION
           (Name of small business issuer as specified in its charter)

                  Delaware                                22-3281446
        (State of other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)

           Freehold Office Plaza
       4249 Route 9 North, Building 2
            Freehold, New Jersey                             07728
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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. |X| Yes   |_| No

      The revenues of registrant for the fiscal year ended December 31, 1996 were approximately $6,910,000.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 21, 1997, was approximately $3,319,000 based upon a last sales price of $1.125

      As of March 21, 1997, there were 6,265,000 shares of the registrant's Common Stock outstanding.

                                     PART I
ITEM 1. BUSINESS

General

      Paging Partners Corporation (the "Company" or "Paging Partners") operates technologically advanced paging systems which provide one-way wireless messaging services. The Company's Metro system, which broadcasts on 931.7875 MHz (The "Metro System"), initially focused on the New York Metropolitan area and currently provides service over portions of seven states (New York, New Jersey, Connecticut, Pennsylvania, Maryland, Virginia and Delaware) and Washington, D.C. The Company commenced construction of its Metro System in November 1990 and initiated service in June 1991.

      During 1994 the Company obtained licenses from the Federal Communications Commission ("FCC") to construct a paging system (its "Corridor System") operating on a single frequency (929.6375 MHz) in the territory extending along Interstate I-95 from Baltimore/Washington to Boston (the "Northeast Corridor"). The Company has completed sufficient construction of the Corridor system to ensure exclusive operation on the 929.6375 MHz frequency throughout the Corridor, including the metropolitan areas of Baltimore/Washington, D.C., Philadelphia, New York, and Boston and now provides continuous service from Boston to Washington, D.C. Because the Corridor System is independent of the company's Metro System, the Company continues to operate both Systems, and has the flexibility to provide Resellers customized access to service on either System.

      The Company has recently been granted licenses by the FCC for a third 900 MHz frequency covering most of the I-95 Northeast Corridor. In connection with this grant, the Company has entered into a sharing agreement with another carrier which was granted licenses for the frequency covering substantially the same territory. Pursuant to this sharing agreement, the Company may use up to 50 percent of the available air-time.

      The Company does not market its services directly to paging subscribers. The Company acts exclusively as a wholesaler and offers access to its wireless communications systems to paging service companies, retailers and other third parties which, in turn, directly solicit and service subscribers. In addition, the Company solicits private network operators, radio common carriers ("RCC") and other service providers (collectively with the paging service companies, retailers and other parties described in the preceding sentence, "Resellers") which have a need for access to transmission facilities in the territories served by the Company's systems. Because the Company does not compete with Resellers for the business of subscribers, management believes Resellers are more likely to sell the Company's services than those of vertically integrated paging system operators, although there can be no assurance that this, in fact, is the case. The Company believes that by working exclusively with Resellers it can successfully develop and market its paging systems without the costs of the in-house sales and service personnel otherwise necessary to solicit and service individual subscribers.

      By utilizing technologically advanced transmission systems, the Company emphasizes and has been successful in providing high quality services targeted toward the higher end of the paging market - pagers which receive alphanumeric messages (i.e., messages consisting of both numbers and letters). Consequently, the proportion of the pagers serviced by the Company which are alphanumeric far exceeds the industry average. As part of its emphasis on data transmission and alphanumeric services, the Company is developing proprietary software which will enable the Company to format and transmit large quantities of information received from multiple sources so that Resellers can offer subscribers the ability to receive customized information on topics preselected by the subscriber.

      The Company's emphasis on alphanumeric services is highlighted by its AlphaPlus(R) software and services, and more recently, by its agreement with Motorola whereby the Company broadcasts over its systems branded information services made available to it by Motorola. AlphaPlus allows subscribers to select from information services provided by the Company (such as customized message dispatch, traffic, sports, weather, financial updates, and news headlines), the content to be received by their pagers. The Company's agreement with Motorola will allow it to supplement its AlphaPlus offerings by making available over its Systems branded information services developed by Motorola through its alliances with leading service providers. The first of these services, ESPNET.To.Go(TM), was made available in May, 1996 followed by CNBC Street Line(TM) in January 1997.

Background; Strategy

      The paging industry has been in existence since 1949, when the FCC allocated a group of radio frequencies for use in providing one-way and two-way wireless communications services. Over the years, technological advances, including the use of computerized devices to transmit and receive messages, have enhanced the capacity of pagers to transmit, receive and store large volumes of data. Consequently, pagers and the paging industry have evolved from the familiar single alert tone "beeper" providing service to a small network of doctors and other professionals to include a wide array of devices capable of receiving and storing substantial amounts of data.

      In recent years, the paging industry has placed an increased emphasis on data transmission services as both businesses and consumers have found new applications for paging receivers. Technological advances and changing business and consumer demands are rapidly expanding the market from traditional pagers ("beepers") to one which includes alphanumeric pagers capable of receiving and storing thousands of characters, as well as a wide variety of wireless data receivers.

      From inception, the Company's principal operating strategy has been to act as a wholesaler and market access to its transmission systems to Resellers which, in turn, directly solicit and service subscribers. As part of this strategy, the Company has determined not to market its transmission system directly to individual subscribers. This permits the Company to operate with less personnel than vertically integrated paging companies and removes the threat of competition between the Company and substantially all of its Resellers. The Company directly solicits service providers, including private network operators and other RCCs, which have a need for bulk paging or data transmission services in the territory served by the Company's transmission facilities. Such accounts are typically given direct access to the Company's computers. Consequently, day-to-day servicing of such accounts does not require intervention by the Company's personnel.

      Another key strategy of the Company has been to concentrate on providing data and information transmission services targeted toward the higher end of the market. One aspect of this strategy has been the Company's focus on developing technologically advanced systems designed for alphanumeric paging services. Successful marketing of alphanumeric services requires the ability to deliver a signal which will not be corrupted. The Company's Metro and Corridor systems were designed and constructed to address the needs of alphanumeric subscribers. The success of the Company's efforts to stress its alphanumeric capabilities is evidenced by the fact that the proportion of alphanumeric pagers which it services far exceeds the proportion of alphanumeric pagers in service throughout the industry.

      Another element of the Company's strategy is its willingness to adapt its transmission facilities for applications demanded by the marketplace. Because the Company acts as a wholesaler, it does not dictate the services offered subscribers or the uses made of its Systems by parties with a need for bulk paging. By maintaining flexible technologically advanced Systems, the Company hopes to be able to satisfy the evolving needs of the wireless marketplace.

      In the immediate future, the Company intends to continue to expand by adding Resellers and hence new subscribers to its Metro and Corridor Systems. As part of its strategy to increase the penetration of its Systems the Company will continue to seek to increase and customize the information services available to subscribers. As part of this effort, the Company will seek to develop proprietary software which will enable it to format and transmit large volumes of information received from multiple sources so that Resellers can offer subscribers the ability to receive customized information on topics preselected by the subscriber. In addition, the Company will consider licensing to the operators of other paging systems the right to use its proprietary software. Examples of the Company's efforts in this area include its AlphaPlus(R) software and services, and its agreement with Motorola regarding branded information services.

      In addition to providing paging services in the Northeast Corridor, the Company, from time to time, may consider entering new geographical markets. Such expansion could occur through the acquisition of new licenses in auctions conducted by the FCC or the acquisition of existing paging systems, including licenses, from current license holders.

Paging Operations

      Subscriber Services

      The pagers currently used by subscribers to the Company's Systems provide two basic types of service, digital display and alphanumeric display - each of which can be combined with a variety of enhancements to increase a pager's utility. A digital display pager permits a caller, utilizing a touch tone telephone, to transmit to the subscriber a numeric message consisting of a series of numbers, such as a telephone number, an account number or coded information. Digital display pagers have the capacity to store several numeric messages that can be recalled on demand. An alphanumeric display pager allows subscribers to receive and store messages consisting of both numbers and letters. Alphanumeric pagers common in the industry today have sufficient memory to store thousands of characters.

      Digital display paging service, which was introduced by the paging industry over 10 years ago, today represents a majority of the pagers in service. Alphanumeric display service, introduced in the mid-1980s, constitutes a relatively small portion of the pagers in use, primarily due to the difficulty of accurately inputting the message to be delivered and in ensuring accurate receipt of the message by the subscriber's pager. The success of the Company's focus on alphanumeric services is evidenced by the fact that of the pagers served by the Company, over 30% are alphanumeric as compared to an industry average of approximately 10%.

      Traditionally, the message to be delivered to an alphanumeric pager was transcribed by an operator of the paging company during a telephone conversation with the party desiring to send the message. Today, a properly equipped transmission facility, such as the Company's, permits callers to input messages directly into the transmission facility either by using a personal computer equipped with a modem or a dedicated input device such as an AlphaMate(TM) manufactured by Motorola. For those parties lacking such equipment, the Company assigns to subscribers a telephone number answered at a dispatch center selected by the subscriber which will take a message when a party calls the subscriber's pager telephone number seeking to send an alphanumeric message. To ensure that data transmitted is received accurately by the subscriber's pager, the Company designs and operates its system so that its transmitters send out a synchronized radio signal. This reduces interference and increases the probability that the message will be received accurately.

      The Company's AlphaSelectSM software allows Resellers to select several independent alphanumeric dispatch companies (i.e., companies that have the equipment necessary to properly input alphanumeric messages into the Company's central computers) for their subscribers. The AlphaSelectSM software was designed exclusively for the Company, and enables Resellers not only to provide a choice of several dispatch companies, but also to provide subscribers with the opportunity to select a private "800" or local telephone number with a custom answer phrase of their choosing.

      Message Mail is an enhancement that allows a Reseller to add a custom greeting to a pager and which gives the subscriber the ability to retrieve the last ten numeric messages that were sent to the pager. In addition, the Company provides a feature that enables a caller to leave a voice (voice mail) message for a subscriber which the subscriber can retrieve by calling his voice mail box at the Company's facility. A subscriber's pager displays a numeric code alerting the subscriber whenever a voice mail message is left.

      As part of its AlphaPlus(R) service, the Company transmits a variety of information services which Resellers can sell to their subscribers. This service allows subscribers to receive information on their alphanumeric pagers which they can review at their convenience. Currently, the information provided by the Company includes headline news stories, hourly financial updates, sports scores and a variety of other "infotainment" items purchased by the Company from various third party information providers. The Company provides additional premium information services, including more detailed sports, weather, financial, traffic and emergency information, which Resellers can sell to individual subscribers. The Company has entered into an arrangement with Motorola whereby the Company will make available branded information services developed by Motorola through its alliance with leading information service providers. The Company began transmitting the first of these, ESPNET.To.Go,(TM) in May, 1996 followed by CNBC Street Line(TM) in January 1997. The Company intends to transmit additional information services as they are made available by Motorola, as well as services supplied by other providers.

      The Company's programming software allows the subscriber (through its Reseller) to select any of the enhancements offered by the Company at the initial programming of a pager or at any time that the pager is in service. In addition, because the Company has incorporated Motorola's FLEX(TM) OTA (over the air) technology into its systems, a subscriber need not bring his pager to the Reseller for adjustments when he decides to add on new enhancements. The Company constantly monitors the paging market to determine what new enhancements it might successfully sell to Resellers.

      Network Services

      In addition to marketing its paging Systems and related services to Resellers, the Company also markets these Systems to private network operators, RCCs and service providers which have a need for bulk paging or data transmission services in the territories serviced by the Company's transmission facilities. The Company has entered into arrangements with other RCCs and private network customers, permitting such parties to "network" their systems with the Company's and expand the coverage offered to their end users. More recently, the Company has allowed Resellers to directly connect their switches into the Company's terminal, permitting Resellers to service their subscribers through the Company's Systems. The Company charges for such access on either a fixed fee or per-usage basis.

      The Company has also entered into arrangements with specialized information providers (for example, sports scores/lines, stock quotes, emergency information) which have a "niche" subscriber base but which do not have their own transmission facilities, whereby the Company transmits data selected by the information provider for receipt by that provider's customers. Each of these arrangements differs depending upon the amount of data to be transmitted and time of transmission. By maintaining technologically sophisticated flexible transmission systems, the Company hopes to profit from new applications of wireless information services as they are developed.

Marketing

      Rather than solicit and service individual subscribers directly, the Company recruits Resellers which, in effect, act as the Company's salesforce. The Resellers purchase from the Company, on a wholesale basis, access to its transmission system which, in the case of paging service providers and retailers, they provide to individual members of the general public. The Company recruits Resellers through industry contacts, its seminar program, and a small sales force.

      Management believes that Resellers are attracted to the Company because of the quality of coverage provided by its paging systems, the computerized nature of the Company's operations, which allows the Reseller 24-hour access to its accounts, and the responsiveness of the Company to each of its Resellers. In addition, because the Company incorporated Motorola's FLEX OTA technology into its systems, a Reseller can change the services received by a subscriber without requiring the subscriber to bring his pager in for adjustment.

      As part of its marketing efforts, the Company conducts seminars for Resellers, potential Resellers and other interested members of the paging industry. These programs give the Company an opportunity to maintain contact with each of its Resellers. Further, they afford the Company the opportunity to update Resellers on the service enhancements available. The Company provides technical, marketing, sales and operations support to its Resellers and will participate with Resellers in their efforts to solicit large volume subscribers. The Company employs sales representatives to directly solicit Resellers in their respective territories.

      The Company's current Resellers are from both within and without the communications industry. The Resellers include answering services, two-way radio companies and other participants in the communications industry seeking to expand the services offered to their customers; nationwide paging companies which rely upon the Company to service their customers in territories serviced by the Company's Systems; private network operators and other radio common carriers which supplement their transmission facilities by networking into the Company's facilities; retailers, electronics distributors and other specialty retail outlets seeking to supplement their product lines and information providers which rely on the Company to transmit information to their subscribers. The Company has constructed both of its paging Systems as a series of interconnected modules, which allows the Company to give Resellers the ability to offer services to subscribers in only those portions of the service area which the subscriber designates. The Company makes such subregional services available at rates below those for service throughout the Company's service area.

      When a Reseller decides to market the Company's services, it is provided with on-line access to the Company's computer terminal and can directly activate, deactivate or modify the services provided to a subscriber's pager. Because the Reseller, through its computer terminal, interacts directly with the Company's computers, there is no incremental cost to the Company. Further, because the Company's computers are active 24 hours a day, Resellers can service accounts at their convenience.

      As a convenience to its Resellers, the Company maintains an inventory of pagers and Resellers can either purchase pagers from industry suppliers or purchase pagers from the Company. Each Reseller maintains its own sales, marketing and accounting staff and directly services, bills and collects payments from its subscribers. The Company derives the majority of its revenue from a per-unit monthly fee, not dependent on usage, charged to Resellers for each active pager. This fee, along with any other amounts due for incremental services provided to a subscriber, must be paid by the Reseller regardless of whether the subscriber pays the Reseller. Because each Reseller has direct access to the Company's computers, billing disputes between the Company and its Resellers, common throughout the industry, are virtually eliminated.

      The Company is not dependent on any single Reseller. No single Reseller accounted for more than 5% of the Company's gross revenues during 1995 or 1996.

Sources of Equipment

      The Company does not manufacture any of the pagers or related transmitting and computerized paging terminal equipment used in its operations, all of which are available from a variety of sources. The Company anticipates that pagers and paging equipment will continue to be available to the Company, its Resellers and subscribers in the foreseeable future, consistent with normal manufacturing and delivery lead times. Due to the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment available from suppliers, the Company has been able to design its paging networks so as not to be dependent upon any single source for such equipment.

      To achieve cost savings from volume purchases and simplify inventory control, the Company currently purchases substantially all of its pagers from Motorola. Although this makes the Company dependent on Motorola's lead times in ensuring that it has sufficient inventory, the Company has not, to date, experienced significant delays as a result of such lead times. Nevertheless, there can be no assurance that it will not experience such delays in the future.

      The Company currently purchases its transmitters and paging network equipment from Motorola. The Company's terminal equipment has a modular design, which will allow significant future expansion by adding or replacing modules rather than replacing the entire system. The Company believes that its investment in technologically advanced transmission equipment reduces its cost of maintenance and system expansion over the long term. The Company believes that its paging system equipment is among the most technologically sophisticated in the paging industry.

Data Receipt and Transmission

      A key strategy of the Company has been to emphasize the utility of pagers and devices equipped with paging receivers to receive large volumes of data on a timely and economical basis. In furtherance of this strategy, the Company transmits a variety of information streams, including headline news stories, hourly financial updates, sports scores, traffic, weather and an assortment of what is referred to as "infotainment," for receipt by its subscribers. Additional categories of information are added periodically in response to market demand.

      As part of its emphasis on data transmission, the Company continues to seek to develop software capable of receiving large volumes of information, analyzing the information to determine what is relevant to a particular subscriber and then reformatting the information for transmission over the Company's systems for receipt by subscribers. Fully developed, such software would allow a paging receiver to function as a personal information device receiving an individualized data stream selected by the subscriber and broadcast over the Company's systems.

      To increase the visibility of its AlphaPlus(R) services, the Company entered into an agreement with Motorola whereby the Company will make available to subscribers branded information services developed by Motorola through its alliances with leading service providers. The first of these services, ESPNET.To.Go(TM), was made available in May 1996, followed by CNBC StreetLine(TM) in January 1997.

      In addition to attracting subscribers to the Company's Systems, management believes that the software developed in connection with the Company's AlphaPlus(R) services may be of interest to other radio paging system operators. Consequently, the Company will seek to profit from the information market by distributing to other system operators preprocessed information for transmission to their subscribers or processing software developed by the Company.

      In addition to information services broadcast by the Company, the Company's systems have been designed to allow subscribers to send information for receipt on their pagers. Developments in software and information processing equipment, such as the Motorola AlphaMate(TM), allow subscribers to a properly equipped facility, such as the Company's, to receive messages sent by an appropriate device directly to the operator's facility for transmission to the subscriber. Such a facility allows a subscriber to receive messages directly from his office without the possibility of transcription errors. In addition, existing technology permits information broadcast over a paging system to be received on a computer equipped with a paging modem. Management anticipates that as paging systems evolve they will be capable of transmitting virtually all electronic data currently transmitted over traditional telephone lines.

Competition

      The Company faces intense competition from operators of other wireless transmission systems in its efforts to recruit Resellers. Such competition is based upon price, as well as on the quality and variety of services offered, and the geographic area covered. The Company's Resellers in turn face intense competition from operators of other wireless message transmission system as well as the Resellers representing such systems. Many of the competitors of the Company and its Resellers, which include local, regional and national paging companies, possess greater financial, technical and other resources than the Company. Certain competitors offer wider coverage than does the Company and certain competitors follow a low-price discounting strategy to expand market share.

      Management believes that the quality of the service the Company provides, as well as the variety of enhancements offered, appeal to Resellers. To date, the Company has focused its efforts on providing higher end alphanumeric and data transmission services. The merits of this strategy are attested to by the fact that the proportion of the pagers served by the Company which are alphanumeric far exceeds the proportion of pagers throughout the industry which are alphanumeric. Moreover, management believes that because the Company concentrates on Resellers and does not maintain a competitive sales force, Resellers are more likely to rely upon the Company than on its competitors, although there can be no assurance this, in fact, is the case. Further, because the Company does not compete with Resellers, the Company provides more responsive service to Resellers, which leads to improved loyalty and makes the Company more attractive to potential Resellers.

      The Company's Metro System competes with at least ten other paging system operators in the New York metropolitan area and others throughout its coverage area. These include systems operated by Paging Network, Inc., Mobilemedia Communications, Inc., a division of MobileMedia Corporation, and SkyTel, a division of Mobile Telecommunications Technologies Corp., as well as systems operated by privately owned companies. The Company's Corridor System competes with several or more competitors in all regions of the Northeast Corridor. Some of these competitors are small, privately owned companies serving only one market area, while others are larger companies, including those mentioned above, that provide service in more than one market and, in some cases, continuous coverage throughout the Northeast Corridor of the United States.

      A number of technologies, including cellular telephone service, personal communications service ("PCS"), enhanced specialized mobile radio, low-speed data networks and mobile satellite services are competitive forms of technology used in, or projected to be used for, wireless one-and two-way communications. Management believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems, as well as advances in technology that will provide for reduced paging costs.

      Future technological developments in the wireless communications industry and the enhancement of current technologies will likely create new products and services competitive with the paging services currently offered by the Company. There can be no assurance that the Company will not be adversely affected by such technological changes.

Regulation

      The Company's paging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act") and the Telecommunications Act of 1996. Prior to August 1996, paging services were primarily offered over radio frequencies that the FCC allocated for either common carriage [the licensees for which are known as radio common carriers ("RCCs")], or private carriage [the licensees for which are known as private carrier paging operators ("PCPs")]. RCCs are granted an exclusive license to a particular radio frequency in a particular locality or region. In 1994, qualified PCPs were granted authority to obtain exclusive use of their licensed frequencies. The Company operated its Metro System pursuant to RCC licenses. The Company's Corridor System was operated pursuant to PCP licenses, but the Company has been granted exclusive use of its regional PCP frequency throughout the Northeast Corridor.

      The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"), amended the Communications Act by eliminating many of the distinctions between RCC's and PCP's and by creating a new category called commercial mobile radio services ("CMRS"). In general, changes caused by the creation of the commercial mobile radio services category affecting current paging services (i.e., those utilized frequencies allocated by the FCC as of January 1, 1993) became effective in August 1996, as determined by the FCC Rules. In March of 1994, the FCC promulgated regulations to implement these new statutory requirements. Further regulations went into effect on January 2, 1995. In August 1996, PCP licensees became subject to the same obligations as RCC's.

      The Company operates its paging systems pursuant to licenses granted by the FCC. Licenses issued by the FCC set forth the technical parameters, such as power output and tower height, under which the Company is authorized to use its allocated frequencies. The FCC licenses granted to the Company are for varying terms of up to 10 years, at the end of which time renewal applications must be approved by the FCC. Most of the Company's current licenses begin expiring in 1999. FCC renewals are routinely granted in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. Although the Company is unaware of the existence of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that the Company's licenses will be renewed by the FCC in the future. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license of the Company has ever been revoked or modified involuntarily.

      The Budget Act also amended the Communications Act to authorize the FCC to use competitive bidding to issue initial licenses for the use of frequencies for which there are mutually exclusive applications and where the license will be used to offer service for compensation. The FCC has stated that the future issuance of CMRS licenses will generally be subject to competitive bidding, though competitive bidding will not be required of the renewal of existing licenses. On February 8, 1996, the FCC froze all applications for new licenses and major modifications to existing licenses on the 929 and 931 Mhz frequencies. In February 1997, the FCC issued a Report and Order setting forth its geographic licensing rules and auction procedures. This action was taken in anticipation of geographic licensing and possible auction of licenses for the affected frequencies. Competitive bidding requirements for such licenses in any market could increase the company's cost of entry into that market to the extent of prevailing market prices for such licenses, but may result in a more efficient granting of licenses. The FCC has also imposed a new structure of regulatory fees, which the Company will have to pay with respect to its FCC licenses. The Company believes that these regulatory fees will not have any material adverse effect on the Company's business.

      The Communications Act requires licensees such as the Company to obtain prior approval from the FCC for the assignment of any station license or the transfer of control of any entity holding such licenses. The Communications Act also requires prior approval by the FCC of acquisitions of paging companies. The Company also applies for FCC authority to use frequencies, modify the technical parameters of existing licenses, expand its service territory and provide new services. Although there can be no assurance that any requests for approval or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, the Company has no reason to believe any such requests, applications or relief will not be approved or granted.

      The Communications Act limits foreign ownership of entities that hold certain licenses from the FCC. Because of this limitation, no more than 20% of the Company's stock may be owned directly or voted by non-U.S. citizens or their representatives, a foreign government or its representatives, or a foreign corporation, and none of the Company's officers or directors may be non-U.S. citizens. The Company believes that the foreign ownership of its stock is well below the 20% limitation referred to above. If the Company obtains knowledge that the foreign ownership of its stock exceeds 20%, it would have to either seek approval from the FCC for the additional foreign ownership or redeem Common Stock at its current market value from foreign shareholders in an amount sufficient to reduce such ownership to below 20%. Presently, both Congress and the FCC are reviewing the viability of this foreign ownership limitation.

       In connection with state regulation under the amendments to the Communications Act included in the Budget Act, states generally are prohibited from regulating the entry of or the rates charged by any commercial mobile radio service provider. The new law does not, however, prohibit a state from regulating other terms and conditions of commercial mobile radio services. These new statutory provisions took effect in August 1994.

      From time to time, legislation and regulations which could potentially affect the Company, either beneficially or adversely, are proposed by federal and state legislators and regulators. As stated above, management is currently aware of the FCC's Report and Order on geographical licenses and auctions which could have a material adverse impact on the Company's ability to expand its operations. However, management is not aware of any such legislation or regulations which would have a material adverse impact on the Company's current operations. The foregoing does not purport to be a complete summary of all present or proposed regulations or legislation relating to the Company's paging operations.

Employees

      As of March 21, 1997, the Company had 26 full-time employees and one part-time employee. The Company believes that its relationships with its employees are generally good.

ITEM 2. PROPERTY

      The Company's principal office is located in approximately 4,300 square feet of leased space at Freehold Office Plaza, 4249 Route 9 North, Building 2, Freehold, New Jersey. The fixed rent on the lease, which expires August 31, 1999, is currently approximately $71,000 per year. The fixed rent will increase approximately 6% on September 1, 1997. In addition to fixed rent, the lease requires the Company to pay its proportionate share of certain maintenance expenses and any increase in real estate taxes and insurance costs. The Company leases approximately 230 locations for its transmitters on commercial broadcast towers, buildings and other fixed structures. In addition, the Company leases space in New York, Pennsylvania, Maryland, and Massachusetts, primarily to house equipment related to its paging systems. The rental payable for such leases, together with those for the Company's transmitter locations, aggregated approximately $130,000 per month, as of December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock and Warrants are traded over the counter on the NASDAQ SmallCap Market under the Symbols PPAR and PPARW, respectively. Over the counter market quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions. The quarterly high and low bid prices for the Company's Common Stock and Warrants for the past two years as reported by the National Association of Securities Dealers, Inc., are as follows:

Common Stock:             1995             Common Stock:          1996

   Quarter          High        Low      Quarter             High         Low

First Quarter      6 5/8       3 7/8     First Quarter       3 1/2       2 3/4
Second Quarter     4 1/8       2 1/2     Second Quarter      3 3/8       2 1/2
Third Quarter      3 3/8       2 1/2     Third Quarter       3 3/8       1 3/8
Fourth Quarter     3 21/32     2 1/2     Fourth Quarter      3 1/4         3/4

Warrants:

   Quarter          High        Low      Quarter             High         Low

First Quarter      1 5/8         3/4     First Quarter        1 3/16       3/4
Second Quarter     1 1/16        7/16    Second Quarter       1 1/8        5/8
Third Quarter      1             3/4     Third Quarter          3/4        3/8
Fourth Quarter     1 1/4         11/16   Fourth Quarter         11/16      1/16

      On March 21, 1997, the closing bid prices of the Company's Common Stock and Warrants were 1.125 and $.125, respectively. As of March 21, 1997, there were approximately 80 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that there are at least 800 beneficial holders of the Company's Common Stock. At the Company's request, trading in the Company's Units was suspended in February, 1996.

Dividends

      The payment of dividends is contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends is currently prohibited by the Company's Credit Agreement with Motorola. It is the present intention of the Company's Board of Directors to retain its earnings, if any, for use in the Company's business.

Recent Sale of Unregistered Securities

      On May 7, 1996, the Company sold 857,143 shares of its Common Stock in a private placement to a group of thirteen investors, including Allen & Company, for an aggregate price of $1.5 million. In March 1997, the Company sold 515,000 shares of its Common Stock in a private placement to an institutional investor and four of the Company's directors for an aggregate purchase price of $531,093. Both of the foregoing placements were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemption provided in Section 4(2) of the Act. In both placements, the Company made offers only to a limited number of investors who were approached directly by the Company or its placement agent, the investors, each of whom was "accredited" (as that term is defined in Regulation D) acknowledged that the shares had not been registered under the Act and agreed that they could not be sold unless they were registered for sale under the Act or an exemption from registration was available. Further, appropriate legends were affixed to the certificates representing the shares and stop orders were given to the Company's stock transfer agent.

      In connection with the May 1996 placement, Bentley Securities Corporation acted as placement agent for the Company and received a fee of $75,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

      The Table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues and changes therein for the years ended December 31, 1996 and 1995.

                               1996                 1995                 Change
                           $          %         $           %          $          %
Revenues:
   Service             4,950,000     71.7    3,510 000     64.2    1,440,000     41.0
  Equipment Sales      1,960,000     28.3    1,964,000     35.8       (4,000)    (0.2)
                      ----------    -----   ----------    -----     --------
  Total Revenue        6,910,000    100.0    5,474,000    100.0    1,436,000     26.2
                      ----------    -----   ----------    -----     --------
Operating Expenses:
  Service              3,416,000     49.4    2,303,000     42.1    1,113,000     48.3
  Cost of Equipment
    Sold               2,136,000     30.9    2,110,000     38.6       26,000      1.2

  Selling              1,250,000     18.1    1,072,000     19.5      178,000     16.7
  General and
Administrative         1,608,000     23.3    1,544,000     28.2       64,000      4.0
                      ----------    -----   ----------    -----     --------
                       8,410,000    121.7    7,029,000    128.4    1,381,000     19.6
                      ----------    -----   ----------    -----     --------
EBITDA                (1,500,000)   (21.7)  (1,555,000)   (28.4)      55,000      3.5
Depreciation and
    amortization       1,056,000     15.3      790,000     14.4      266,000     33.7
                      ----------    -----   ----------    -----     --------
Loss from operations  (2,556,000)   (37.0)  (2,345,000)   (42.8)    (211,000)    (9.0)
Interest and other
expense (Income)         160,000      2.3       (7,000)     (.1)     167,000     --
                      ----------    -----   ----------    -----     --------
Net loss              (2,716,000)   (39.3)  (2,338,000)   (42.7)    (378,000)   (16.2)
                      ----------    -----   ----------    -----     --------

----------

      The service component of revenue increased during the periods presented reflecting the continuing penetration of both the Metro and Corridor Systems.

      Service cost includes transmission site rentals, telephone interconnect services, message dispatch costs, and the costs (mostly personnel-related) of the Company's engineering function. The increases in such costs are primarily attributable to an increase in the number of transmission sites, which grew from 145 at the beginning of 1995 to over 230 at the end of 1996; increased telephone expenses reflecting both the growth in utilization of the Company's systems and the initial infrastructure for the Corridor System; and increased message dispatch costs resulting from greater alphanumeric penetration.

      Equipment sales and cost of equipment sold were essentially unchanged in 1996 as compared to 1995. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit but its competitors have been offering even more aggressive pricing to certain Resellers, reducing the Company's unit pager sales. Additionally, during the third quarter of 1996, the Company determined it had excess inventory of certain types of pagers. This excess has since been sold at reduced prices, widening loss margins on pager sales. Management has streamlined the Company's product offerings to reduce the likelihood of future excess inventory accumulation and to reduce the need for working capital investment in pager inventory.

      Selling expenses increased as a result of an increase in the number of the Company's sales and marketing personnel from a peak of thirteen full-time equivalent positions during 1995 to a peak of twenty during 1996. This increase was partially offset by the elimination of the position of Vice President Sales and Marketing as of July 1, 1996 and the market launching expenses for the Corridor System incurred during the first half of 1995 which were not repeated in 1996.

      Increases in general and administrative expenses were driven by personnel and salary increases, most notably the addition of a new Executive Vice President/General Manager in June 1996.

      EBITDA reflects the Company's earnings (excluding interest and non-operating items) before taxes, depreciation and amortization, and measures the Company's operating cash flows, which the Company considers to be a significant measure of performance. EBITDA is commonly used in the paging industry and by financial analysts and others who follow the industry to measure operating performance, but should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. EBITDA did not change significantly from 1995 to 1996 as expense growth kept pace with revenue growth during 1996.

      Interest and other expense was $160,000 for the year ended December 31, 1996, mostly reflecting interest expense for the Company's equipment financing with Motorola. This compares to interest and other income of $7,000 for 1995 reflecting interest income on unused proceeds of the Company's initial public offering offset by a $50,000 write off of a joint venture investment.

      Depreciation increased as the Company put into service equipment purchased for the final portion of the Corridor System. Additionally, in recognition of the faster pace of product obsolescence in the telecommunications industry, the Company is depreciating this equipment more rapidly than in the past.

      Net loss increased consistent with the increases in depreciation and interest expense noted above.

Liquidity and Capital Resources

   In May 1994 the Company completed its initial public offering of 1,800,000 Units from which it derived net proceeds of $8,942,000. In June 1995, the Company secured $1.5 million of equipment financing from Motorola. Borrowings under this financing bear interest at the 90-day commercial paper rate plus 6% and are collateralized by the Company's assets. By the end of 1996 the Company had utilized $1,468,000 of the amount available from Motorola. By the end of the first quarter of 1996 the Company had expended substantially all of the proceeds from its initial public offering. Consequently, in May 1996 the Company completed a private placement of 857,143 shares of its Common Stock from which it derived net proceeds of $1,300,000. In March 1997, the Company completed a private placement of Common Stock from which it derived net proceeds in excess of $500,000. In addition, in March 1997 the Company restructured the repayment terms of its loan from Motorola and obtained an increase in this credit line to $2.27 million.

   By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system.. Consistent with the Company's expectations, capital expenditures were $1,644,000 for 1995, primarily as a result of the construction of the Company's Corridor System. Capital expenditures continued to be significant ($770,000) during 1996 as the Company supplemented its Corridor System. The Company used net cash of $1,039,000 in its operations during 1996 as compared to $1,734,000 during 1995. This use of cash reflects primarily the expenditures associated with the operation and initial marketing activities related to the Corridor System and the Company's software development efforts. The reduction in the use of cash from 1995 to 1996 reflects management's efforts to decrease working capital requirements through streamlining of pager inventory and more stringent receivable collection policies.

   In July 1995 the Company agreed to pay $340,000, $130,000 of which is payable in service credits, in connection with the acquisition of licenses and related assets intended to expand its Metro System to the Washington, D.C. market. Of the $210,000 to be paid in cash, $185,000 has already been paid and $25,000 is due during 1997.

   In August 1996 the Company was granted licenses by the FCC for a third 900 MHz frequency covering most of the I-95 Northeast Corridor. To date, the Company has capitalized approximately $60,000 of professional and regulatory fees incurred in connection with the grant of these licenses. In connection with the grant of these licenses, the Company entered into a sharing agreement with another carrier which was also granted licenses for this frequency covering substantially the same territory. Pursuant to this sharing agreement, the Company may use up to 50% of the available air time.

   In March 1997, Motorola agreed to restructure the Company's loan to eliminate principal payments during the first half of 1997 and to reduce the amount of the principal payments by approximately $10,000 per month below their original level during the second half of 1997. In connection with this restructuring, Motorola also agreed to amend certain financial convenants to be consistent with the Company's current business plan. Absent the modification of the covenants, the Company would have been in default on its loan agreement with Motorola, entitling Motorola to demand immediate repayment of all outstanding amounts. In addition to rescheduling the principal payments due under the Company's loan, Motorola also increased the amount available under this credit line from $1.5 million to $2.27 million.

   In connection with the restructuring of the Company's loan, Motorola required the Company to raise net proceeds of $500,000 in the form of equity or $700,000 of subordinated debt. To satisfy this condition, in March 1997, the Company sold an aggregate of 515,000 of shares of Common Stock to an institutional investor and four of the Company's directors for aggregate net proceeds in excess of $500,000. Further, the Company agreed that if it were to fail to meet the revised financial covenants, it would grant Motorola warrants to purchase up to 180,000 shares of Common Stock exercisable at a price of one cent per share, and engage an investment banker to liquidate the Company. Management believes that if the Company's business continues to improve as it has during the past six months, it will meet the revised financial covenants in the Motorola loan.

   On its Report on Form 10-QSB for the quarter ended June 30, 1996, management noted that if the Company were to continue operating as it was then doing, the Company would not have sufficient cash to achieve its business goals. Based upon its assessment of the Company's operations, management altered some of the Company's operating policies to reduce the Company's working capital needs and elected to respond to the price-competitive environment of the paging industry. Since the Company determined to simplify its pricing policies and offer resellers discounts on incremental units in service, the Company's revenues have increased consistently on a month-to-month basis.

   To preserve its cash, the Company has adopted stringent collection procedures and streamlined the categories of products included in inventory. In addition, certain vendors were issued stock in satisfaction of amounts due from the Company and members of management agreed to defer all or portions of their salaries. As a result of the cash saving measures taken by management and the growth in the Company's revenues, it appears that the Company will begin to generate cash from operations during 1997. Of course, actual results may differ as a result of factors over which the Company has no control, including continued price and product competition by the Company's competitors or a general slowing of the economy in the territory served by the Company's systems.

ITEM 7. FINANCIAL STATEMENTS

      See Index to Financial Statements, Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                           PAGING PARTNERS CORPORATION
                                      INDEX


Report of Independent Certified Public Accountants .........................  16

Balance Sheet ..............................................................  17

Statements of Operations ...................................................  18

Statements of Changes in Stockholders' Equity ..............................  19

Statements of Cash Flows ...................................................  20

Notes to Financial Statements ..............................................  21

                    [LETTERHEAD OF BERENSON & COMPANY LLP]


                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Paging Partners Corporation
Freehold, NJ

We have audited the accompanying balance sheet of Paging Partners Corporation as of December 31, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paging Partners Corporation as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


                                                    /s/ Berenson & Company LLP



New York, NY
February 6, 1997, except notes 5 and 10 as to which the date is March 1, 1997.

                           PAGING PARTNERS CORPORATION
                                  BALANCE SHEET

                                December 31, 1996

                                     Assets
Current assets:

    Cash and cash equivalents...................................   $    507,000
    Accounts receivable (net of allowances of $108,000) ........        555,000
    Inventory ..................................................         93,000
    Other current assets .......................................         69,000
                                                                   ------------
         Total current assets ..................................      1,224,000

Property and equipment .........................................      4,800,000
Licenses (less accumulated amortization of $643,000) ...........        667,000
                                                                   ------------
                                                                   $  6,691,000
                                                                   ============

                                  Liabilities

Current liabilities:

    Current maturities of notes payable ........................   $    170,000
    Accounts payable and accrued expenses ......................        614,000
                                                                   ------------
        Total current liabilities ..............................        784,000

Notes payable (less current maturities) ........................      1,335,000
                                                                   ------------
                                                                      2,119,000
                                                                   ------------

Commitments

                              Stockholders' Equity

Common stock, $.01 par value, 20,000,000 shares authorized .....         57,000
Preferred stock, $.01 par value, 1,000,000 shares
  authorized (none issued) .....................................     12,044,000
Additional paid-in capital .....................................     (7,529,000)
                                                                   ------------
Accumulated deficit ............................................      4,572,000
                                                                   ------------
                                                                   $  6,691,000
                                                                   ============


   The accompanying notes to financial statements are an integral part hereof

                           PAGING PARTNERS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                    ---------------------------
                                                       1996            1995
                                                    -----------     -----------
Revenues:
  Service ......................................    $ 4,950,000     $ 3,510,000
  Equipment sales ..............................      1,960,000       1,964,000
                                                    -----------     -----------
                                                      6,910,000       5,474,000
                                                    -----------     -----------
Expenses:
  Service ......................................      3,416,000       2,303,000
  Cost of equipment sold .......................      2,136,000       2,110,000
  Selling ......................................      1,250,000       1,072,000
  Administrative ...............................      1,608,000       1,544,000
                                                    -----------     -----------
                                                      8,410,000       7,029,000
                                                    -----------     -----------

Loss from operations before depreciation
 and amortization ..............................     (1,500,000)     (1,555,000)
Depreciation and amortization ..................      1,056,000         790,000
                                                    -----------     -----------

Loss from operations ...........................     (2,556,000)     (2,345,000)

Interest and other income (expense) - net ......       (160,000)          7,000

NET LOSS .......................................    $(2,716,000)    $(2,338,000)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE ......................    $     (0.50)    $     (0.49)
                                                    ===========     ===========

Weighted average common shares outstanding .....      5,371,000       4,800,000
                                                    ===========     ===========


  The accompanying notes to financial statements are an integral part hereof.

                           PAGING PARTNERS CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        Additional                 Unrealized
                                    Common Stock          Paid-In    Accumulated    Loss On
                                Shares        Amount      Capital      Deficit     Securities
                             -----------   -----------  -----------  -----------   -----------
Balance - December 31, 1994    4,800,000   $    48,000  $10,663,000  $(2,475,000)  $   (36,000)

Net loss                                                              (2,338,000)
Other                                                                                   36,000
                             -----------   -----------  -----------  -----------   -----------
BALANCE - DECEMBER 31, 1995    4,800,000        48,000   10,663,000   (4,813,000)          -0-

Net Proceeds of private          857,000         9,000    1,291,000
placement
Net loss                                                              (2,716,000)
Other                             16,000           -0-       90,000
                             ===========   ===========  ===========  ===========   ===========
BALANCE - DECEMBER 31, 1996  $ 5,673,000   $    57,000  $12,044,000  $(7,529,000)  $       -0-
                             -----------   -----------  -----------  -----------   -----------

The accompanying notes to financial statements are an integral part hereof

                           PAGING PARTNERS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                          Year ended
                                                                          December 31,
                                                                          ------------
                                                                      1996          1995
                                                                   -----------   -----------
Cash flows from operating activities:
  Net loss ......................................................  $(2,716,000)  $(2,338,000)
  Adjustments to reconcile net loss
      to net cash used by operating activities:
     Depreciation ...............................................      928,000       681,000
     Amortization ...............................................      128,000       109,000
     Non-cash compensation ......................................       34,000           -0-
     Loss on joint venture investment ...........................          -0-        50,000
     Changes in operating assets and liabilities:
     (Increase) in accounts receivable net
       of allowances and deferred revenue .......................       41,000       (72,000)
     (Increase) decrease in other assets ........................      (12,000)       99,000
     Decrease in inventory ......................................      289,000       341,000
     (Decrease) Increase in accounts payable and accrued expenses      269,000      (604,000)
                                                                   -----------   -----------
          Net cash used by operating activities .................   (1,039,000)   (1,734,000)
                                                                   -----------   -----------
Cash flows from investing activities:
  Redemption of marketable securities ...........................          -0-     4,595,000
  Acquisition of property and equipment .........................     (230,000)     (706,000)
  Acquisition of licenses .......................................      (62,000)      (43,000)
  Joint venture investment ......................................          -0-       (50,000)
                                                                   -----------   -----------
          Net cash provided (used) by investing activities ......     (292,000)    3,796,000
                                                                   -----------   -----------
Cash flows from financing activities:
  Net proceeds from private equity placement ....................    1,300,000           -0-
  Proceeds from stock option exercise ...........................       46,000           -0-
  Repayment of notes payable ....................................      (61,000)   (1,812,000)
                                                                   -----------   -----------
          Net cash provided (used) by financing activities ......    1,285,000    (1,812,000)
                                                                   -----------   -----------

Net increase (decrease) in cash and cash equivalents ............      (46,000)      250,000
Cash and cash equivalents-beginning of year .....................      553,000       303,000
                                                                   -----------   -----------

Cash and cash equivalents-end of year ...........................  $   507,000   $   553,000
                                                                   ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ........................................  $   150,000   $    91,000
  Debt incurred for the purchase of equipment ...................      540,000       938,000
  Other .........................................................       10,000       (36,000)
  Debt incurred for license acquisition .........................          -0-       100,000
  Deferral of revenue in connection with license acquisition ....          -0-       130,000

The accompanying notes to financial statements are an integral part hereof.

                            PAGING PARTNERS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. The Company and Basis of Presentation:

   Paging Partners Corporation ("The Company") was incorporated in February 1994 to acquire all of the partnership interests and business of Paging Partners, L.P. ("L.P.") a limited partnership, in exchange for 2,939,605 shares of the Company's common stock, pursuant to a reorganization agreement effective simultaneously with the closing of the initial public offering. The acquisition by the Company of L.P. has been accounted for as a combination of companies under common control in a manner similar to a pooling of interests and, accordingly, the historical basis of the assets and liabilities was recorded by the Company.

   The Company operates two paging systems providing one-way wireless messaging services in portions of ten states from New Hampshire to Virginia.

2. Capitalization:

   a.  Initial Public Offering:

   In May 1994, the Company completed an initial public offering of 1,800,000 units at $6.00 per unit. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. The Company issued the units to the underwriter for a total of $10,800,000. Net proceeds to the Company after underwriting costs was $8,942,000.

   In connection with the initial public offering, the Company sold to the representative of the underwriters, for an aggregate of $100, the right to purchase up to an aggregate of 170,000 units. The units are identical to those described herein except that the warrants are not redeemable and have an exercise price equal to 122% of the exercise price of the warrants described below.

   Each warrant entitles the holder to purchase one share of common stock of the Company for $6.60, subject to adjustment in certain circumstances, at any time during the period commencing May 19, 1995 and ending on May 19, 1999. The Company may call the warrants for redemption, in whole or in part, at a price of $.01 per warrant at any time after they become exerciseable upon 30 days' notice if the last sale price of the common stock has been at least 175% of the then exercise price of the warrants for the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

   b.  Private Equity Placement

   In May 1996 the Company completed a private placement of 857,143 shares of its Common Stock for gross proceeds of $1.5 million yielding net proceeds of $1,300,000 after deduction of placement agent and professional fees, including $130,000 of placement agent fees paid to affiliates of one of the Company's directors.

                           PAGING PARTNERS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

   c.  Options:

   The Company has adopted a stock option plan (the "Plan"), pursuant to which options to purchase shares of the Company's common stock, intended to qualify as "incentive stock options" may be granted to employees and directors of the Company and independent contractors providing services to the Company. A total of 400,000 shares of common stock have been reserved for issuance under the Plan. Options are exercisable for terms of six months to ten years from the date granted. Details are as follows:

                                        Number                 Option
                                       of Shares             Price Range
                                       ---------             -----------
        1996

        Granted                         176,700             $1.38 - 4.38

        Exercised                        16,000             $2.88

        Canceled                        110,600             $2.75 - 6.00

        Outstanding, December 31        260,600             $1.38 - 6.25

        Exercisable, December 31        129,350             $2.75 - 6.25

        1995

        Outstanding, January 1.         145,500             $4.18 - 6.25

        Granted                          71,300             $2.75 - 3.25

        Canceled                          6,300             $2.75

        Outstanding, December 31        210,500             $2.75 - 6.25

        Exercisable, December 31        103,000             $4.18 - 6.25


The Company continues to measure compensation cost pursuant to APB No. 25, as permitted by the Financial Accounting Standards Board (FASB) Statement No. 123. Had compensation cost been determined on the basis of FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                           1996             1995
                                           ----             ----
         Net Loss:
           As reported                 $(2,716,000)     $(2,338,000)
           Pro forma                   $(2,733,000)     $(2,346,000)

         Primary     Earnings
         per share:
           As reported                 $     (0.50)     $     (0.49)
           Pro forma                   $     (0.51)     $     (0.50)

                           PAGING PARTNERS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

The fair value of compensation was computed using an option-pricing model which took into account the following factors as of the grant date:

    o   the exercise price and expected life of the option

    o   the current price of the stock and its expected volatility

    o   expected dividends, if any, on the stock

    o the risk-free interest rate for the expected term of the option using the Treasury Note rate with a remaining term equal to the expected life of the options.

3. Significant Accounting Policies:

   a.  Cash and Cash Equivalents:

   Investments in liquid, marketable securities with original maturities of less than three months are considered to be cash equivalents and are carried at amortized cost.

   b.  Inventory:

   Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists of pagers for resale.

   c.  Property and Equipment:

   Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives ranging from 5 to 10 years.

   d.  Licenses:

   Licenses are amortized using the straight-line method over their terms (10 years).

   e.  Income Taxes:

   Income taxes for the Company have been provided for the tax effects of transactions reported in the financial statements and will consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets for financial and income tax reporting.

   f.  Concentration of Risk:

   The Company maintains its cash and cash equivalents in one commercial bank and one money market fund which invests solely in securities issued by the US government. The Company's accounts receivable are due from resellers located in the Northeast and Mid-Atlantic regions of the United States and the ability to collect is based upon economic conditions in the area. The Company purchases substantially all of its paging system equipment and pagers for resale from Motorola. However, such items are also available from Motorola's competitors.

   g. Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           PAGING PARTNERS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

   h.  Fair Value of Financial Instruments

   The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of notes payable approximate fair value because of similar current rates at which the Company could borrow funds with consistent remaining maturities.

4. Property and Equipment:

   Transmission and other paging ..............................     $6,340,000
   equipment
   Telephone and computer equipment ...........................        493,000
   Other ......................................................        138,000
                                                                    ----------
                                                                     6,971,000
        Less accumulated depreciation .........................      2,171,000
                                                                    ----------
                                                                    $4,800,000
                                                                    ==========

5. Notes Payable:

   a.  Equipment financing:

   In June 1995, Motorola agreed to provide financing for up to $1.5 million of equipment to complete the build-out of the Company's Corridor paging system. Simultaneous with the above financing, the Company prepaid the remaining $1.8 million principal balance of its bank loan. This prepayment was financed through the sale of certain of the Company's marketable securities. $1,486,000 has been borrowed under the Motorola arrangement through December 31, 1996, bearing interest at the 90-day commercial paper rate +6% and are collateralized by all of the Company's assets.

   On March 14, 1997, Motorola and the Company amended their financing agreement. The borrowing limit has been raised to $2.27 million and the timing of principal payments has been restructured as reflected in the maturity schedule below. Financial covenants have been adjusted to be consistent with recent operating performance trends.

   b.  Other:

   In connection with the transaction described in Note 6, the Company has a note payable in three equal quarterly principal installments of $12,500 plus interest at prime + 1%.

   Principal maturities of notes payable are as follows:

   1997...........................................................  $170,000
   1998...........................................................   384,000
   1999...........................................................   444,000
   2000...........................................................   504,000
   2001...........................................................     3,000

   Interest expense for 1996 and 1995 was $150,000 and $100,000, respectively.

                           PAGING PARTNERS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

6. Asset Purchase:

   In July 1995, the Company purchased certain equipment and paging licenses that allow the Company to expand one of its paging systems to encompass the Philadelphia, Baltimore and Washington, DC areas. Consideration consisted of cash, notes payable, and service credits aggregating $340,000.

7. Other Expenses:

   During 1995, the Company invested $50,000 in a joint venture to bid on certain PCS licenses to be auctioned by the FCC. The joint venture was terminated in August 1995 and the Company has written off its investment.

8. Commitments:

   a.  Leases/Related Parties:

   The Company leases office space, satellite transmission services, and transmitter sites both on a month-to-month basis and under noncancelable operating leases which provide for increased rentals based upon increases in real estate taxes, operating costs or selected price indices.
   Minimum annual rentals under leases expiring at various times through January 2006 are as follows:

      1997.............................................   $1,323,000
      1998.............................................      883,000
      1999.............................................      581,000
      2000.............................................      294,000
      2001.............................................      106,000
      Thereafter.......................................      160,000

   Rent expense was $1,483,000 and $1,170,000 for 1996 and 1995, respectively.

   b.  Employment Agreements:

   The Company has employment agreements with four executives and consulting agreements with two former executives with total compensation due as follows:

      1997                $487,000
      1998                 405,000
      1999                  96,000

   c.  Royalty Agreement

   The Company has royalty agreements with a branded information service provider with estimated minimum payments as follows:

      1997               $  72,000
      1998                  72,000
      1999                  18,000

                           PAGING PARTNERS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

9. Income Taxes:

   The Company is permitted to recognize currently the future benefit of its net operating loss carryforwards and future tax deductions for expenses previously recorded for financial reporting purposes. At December 31, 1996, the Company had available net operating loss carryforwards of approximately $5,700,000 expiring through 2011.

   As of December 31, 1996, the recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses, net of the valuation allowance, was $-0-. The sources of the deferred tax asset and the tax effect is as follows:

             Net operating  loss carry forward benefit         $2,280,000

             Valuation allowance                               (2,280,000)
                                                               ----------
             Deferred tax asset                                $      -0-
                                                               ==========

10. Subsequent Event:

   On March 13, 1997, the Company completed a private placement of 515,000 shares of its Common Stock at $1.03125 per share for gross proceeds of $532,000 yielding estimated net proceeds in excess of $500,000 after deduction of professional fees and other expenses. 115,000 of the shares were purchased by members of the Company's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

   The Company has a classified Board of Directors of five persons divided into three classes. Directors of each class are elected at the annual meeting of stockholders held in the year in which the term for such class expires and serve for three years. Below is the name and age of each director, the year in which he or she became a director of the Company, the year in which his or her term expires, his or her principal occupations during the last five years and any other directorships in publicly-held companies. Unless otherwise indicated, the following information is current as of March 21, 1997.

Term expired in 1996:

   Robert M. Davidoff, 70, has served as a director of the Company since its organization in February 1994. He is currently serving as Managing Director of Carl Marks & Co., Inc., an investment banking firm, where he has been employed since June 1950. He is also a general partner of CMNY Capital, L.P., a small business investment company founded in March 1962, and chairman of CM Capital Corporation, an investment vehicle which he founded in March 1982, both of which are affiliated with Carl Marks & Co., Inc. Mr. Davidoff is currently serving on the Board of Directors of Hubco Exploration, Inc., Marisa Christina Corporation, Sidari Corp. and Rex Stores Corporation, all of which are publicly held corporations.

   Richard J. Giacchi, 48, founded the Company along with Leonard Fink in August 1990. He served as the President of the general partner of Paging Partners, L.P., since its formation and was appointed a director and the President and Chief Executive Officer of the Company upon its organization in February 1994. From March 1986 to October 1990, Mr. Giacchi was employed as the Director of Engineering for O.R. Estman, Inc. (also known as Satellite Paging), a company which provides paging services. In this position, Mr. Giacchi's responsibilities included design, construction and maintenance of a wide-area paging system operating throughout the Northeast Corridor.

   Although the terms of Messrs. Davidoff and Giacchi were scheduled to expire in 1996, they have continued to serve as directors because the Company determined not to hold an annual meeting during 1996. Their positions will be subject to election at the Company's next annual meeting.

Term expires in 1997:

   Leonard D. Fink, 58, founded the Company along with Mr. Giacchi in August 1990. Mr. Fink served as Secretary and Treasurer of the general partner of Paging Partners, L.P., since its formation and was appointed Chairman of the Company upon its organization in February 1994. Since August 1984, Mr. Fink has served as President of MessageBank, Inc., a privately held voice mail/telecommunications service business which he founded and continues to own. From June 1964 through February 1983, Mr. Fink served as President of Phone Depots, Inc., a radio common carrier paging business he founded and subsequently sold to Paging Network, Inc. (PageNet).

Term expires in 1998:

   Monte Engler, 55, served as legal advisor to Paging Partners, L.P., predecessor to the Company, since its inception, and as a director of the Company since its organization in February 1994. He is currently a partner at the law firm of Phillips Nizer Benjamin Krim & Ballon LLP specializing in telecommunications matters, where he has worked since November 1984. In addition, Mr. Engler currently serves as the attorney for the New York State Radio Common Carrier Association, a paging company trade association. Mr. Engler was one of the founders of and formerly counsel to the predecessor company to Cellular One, the non-wireline cellular operator in the New York metropolitan area.

   Rochelle B. King, 59, served as an investment banker to Paging Partners, L.P., since its inception and as a director of the Company since its organization in February 1994. From January 1992 to the present, she has been a Senior Advisor to Bentley Associates, L.P., and Bentley Securities Corporation, investment banking firms. In April 1989, she established King Investment Banking Services to provide financial services and consulting to the broadcasting, media and communications industries, which she continues today. Ms. King has served as an independent general partner in Kagan Media Partners, a Paine Webber public limited partnership, since its inception in January 1989, and from April 1989 to January 1990 on the Mabon Nugent & Co., independent advisory board of Euro-American Media Partners.

   The names of the directors and executive officers of the Company and their respective ages and positions are as follows:

         Name            Age                    Position
         ----            ---                    --------

Leonard D. Fink          58      Chairman of the Board of Directors
Richard J. Giacchi       48      President, Chief Executive Officer and Director
Keith J. Powell          42      Executive Vice President and General Manager

Jeffrey M. Bachrach      41      Vice President, Chief Financial Officer,
                                 Treasurer and Secretary

Robert M. Davidoff       70      Director
Monte Engler             55      Director
Rochelle B. King         59      Director

   Set forth below is information concerning certain executive officers and key personnel of the Company.

   Keith J. Powell, 42, has served as Executive Vice President and General Manager of the Company since June 1996. From April 1992 through May 1996, he was Vice President and General Manager first for PageNet of New York and then PageNet of New Jersey. From 1983 to 1992 Mr. Powell held various positions including Vice President, Marketing with the Texwipe Company, a manufacturer of engineered products for aerospace, electronics and biomedical markets.

   Jeffrey M. Bachrach, 41, has served as the Company's Vice President, Finance, and Principal Financial and Accounting Officer, since September 1994. From 1988 to December 1992, Mr. Bachrach served as the Vice President, Finance, and Principal Accounting Officer of Polymerix, Inc., a publicly held company engaged in the manufacture of plastic lumber. In October 1992 Trimax of Long Island, Inc., a subsidiary of Polymerix, filed for protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District of New York. From January 1993 to March 1994, Mr. Bachrach was employed as the Vice President, Finance of Sadat Associates, Inc., a privately held environmental consultant.

   Frank Atkinson, 51, has served as a consultant to the Company since its inception and became Vice President, Director of Management Information Systems of the Company in May 1994. In December 1993, Mr. Atkinson founded Atkinson Micro Systems, a company engaged in the design of telecommunications software. Prior to that, from November 1982 to November 1993, Mr. Atkinson was Vice President of Atlanta Micro Software, Inc., a telecommunications software company which he also founded.

ITEM 10. EXECUTIVE COMPENSATION

   The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to Mr. Giacchi, the Company's Chief Executive Officer, during the years ended December 31, 1994, 1995 and 1996. Mr. Giacchi was the only employee of the Company whose compensation exceeded $100,000 during such years.

                           Summary Compensation Table

================================================================================
                               Annual Compensation
================================================================================
                                           Salary      Bonus    Other Annual
Name and Principal Position     Year        ($)         ($)     Compensation
--------------------------------------------------------------------------------
Richard J. Giacchi
President and Chief             1996      146,000        0           --
Executive Officer
--------------------------------------------------------------------------------

                                1995      136,000        0           --

--------------------------------------------------------------------------------

                                1994      126,000     25,000         --

================================================================================

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

   Pursuant to his employment, Mr. Giacchi received a salary of $130,000 for the first contract year, and $140,000 for the second contract year and is entitled to receive $150,000 for the contract year ending May 1997. In addition, Mr. Giacchi received as a bonus incentive compensation of $25,000 for services rendered prior to December 31, 1994. The Company also provides Mr. Giacchi with certain disability and life insurance in addition to that provided to its employees generally, and the use of an automobile. Mr. Giacchi's compensation for contract years beginning May 1997 shall be as determined by the Compensation Committee of the Board of Directors provided that in no event will his base salary for any contract year be less than the base salary for the previous contract year, plus 7%, and the maximum incentive compensation that can be earned during any calendar year shall not be less than the maximum incentive compensation which could have been earned during the previous calendar year. To enable the Company to preserve cash, Mr. Giacchi has agreed to defer receipt of approximately 20% of his current salary and to temporarily forego the salary increase due in May 1997. As of March 21, 1997, Mr. Giacchi has deferred receipt of a total of $10,000 of his salary.

   Pursuant to his employment agreement, Mr. Fink received a salary of $40,000 for the first contract year and $45,000 for the second contract year and is entitled to receive $50,000 for the contract year ending May 1997. In addition, Mr. Fink received incentive compensation of $10,000 for services rendered prior to December 31, 1994. Mr. Fink's compensation for contract years beginning May 1997 shall be as determined by the Compensation Committee of the Board of Directors provided that in no event will his base salary for any contract year be less than the salary for the previous contract year, plus 7%, and the maximum incentive compensation that can be earned during any calendar year shall not be less than the maximum incentive compensation which could have been earned during the previous calendar year. To enable the Company to preserve cash, Mr. Fink has agreed to defer receipt of his entire salary, commencing September 1996. As of March 21, 1997, Mr. Fink had deferred receipt of a total of $27,000 of his salary.

      The Company also has entered into employment agreements with Jeffrey Bachrach and Frank Atkinson.

      Mr. Bachrach's current employment agreement, as amended, is effective through September 30, 1998, and, if not terminated by either party, renews on a year-to-year basis thereafter. The agreement provides for an annual salary of $88,000 through September 30, 1996, $99,000 thereafter through September 30, 1997 and $110,000 thereafter through September 30, 1998. In addition, the Company granted to Mr. Bachrach options to purchase an aggregate of 40,000 shares of the Company's Common Stock, exercisable at the fair market prices of the Common Stock as determined on the respective dates of grant of the options. To facilitate Mr. Bachrach's exercise of his stock options, the Company agreed to pay to him at such time as he should choose to exercise his options exercisable during the second half of 1997 for 10,000 shares him an amount equal to the exercise price of such options, $8,750 in the aggregate. To enable the Company to preserve cash, Mr. Bachrach has agreed to defer receipt of a portion of his salary. As of March 21, 1997, Mr. Bachrach had deferred receipt of a total of $5,000 of his salary.

      Mr. Atkinson's current employment agreement is effective through May 26, 1998, and, if not terminated by either party, renews on a year-to-year basis thereafter. The agreement provided for an annual salary of $85,000 through May 26, 1996, $92,000 thereafter through May 26, 1997 and $101,000 thereafter through May 26, 1998, plus a bonus each year of $7,000 and a car allowance of $500 per month. As an inducement to Mr. Atkinson to become employed by the Company, the Company issued him 13,421 shares of Common Stock. The Company has granted to Mr. Atkinson options to purchase 75,000 shares of the Company's Common Stock, exercisable at the various fair market prices of the Common Stock as determined on the respective dates of grant of the options. To enable the Company to preserve cash, Mr. Atkinson has agreed to defer receipt of the $7,000 bonus otherwise payable in May 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 21, 1997, the Company had outstanding and entitled to vote 6,265,000 shares of Common Stock, par value $.01 per share ("Common Stock"), and 1,800,000 Common Stock Purchase Warrants ("Warrants"). In addition, the representative of the underwriters of the Company's initial public offering held options to purchase 170,000 units ("Unit"), each Unit consisting of one share of Common Stock and one Warrant, and the Company had issued an aggregate of 262,000 options, exercisable at various prices, to its employees for services rendered to the Company.

      To the knowledge of the Company the following table sets forth the ownership of the Company's Common Stock as of March 21, 1997, by each person owning more than 5% of such Common Stock, by each officer and director and by all officers and directors as a group:

                                                    Number        Percentage
                                                      of         Beneficially
              Name of Beneficial Owner              Shares          Owned
              ------------------------              ------          -----

        Richard J. and Celeste Giacchi(1)(2)      1,012,406          16.2%

        Leonard D. and Nancy Fink(1)(3)           1,000,372          16.0%

        Allen & Company                             443,571           7.1%

        Dolphin Offshore Partners, L.P.             400,000           6.4%

        Robert Davidoff(1)(4)                       280,168           4.5%

        Rochelle B. King(1)(5)                      135,139           2.2%

        Monte Engler(1)(6)                           39,396             *

        Keith Powell(7)                              35,000             *

        Jeffrey Bachrach(7)                          12,500             *

        All directors and officers as a
         group (7 persons)(2)(3)(4)(5)(6)(7)      2,519,980          39.9%


----------
    *   Less than 1%

(1) The business address of Mr. And Mrs. Fink, Mr. and Mrs. Giacchi, Mr. Bachrach and Mr. Powell is c/o Paging Partners, 4249 Route 9 North, Freehold, New Jersey 07728. The business address of Robert Davidoff is c/o Carl Marks & Co., Inc. 135 E. 57th Street, New York, New York 10022. The business address of Rochelle B. King is c/o Bentley Associates L.P., 1155 Avenue of the Americas, New York, New York 10036. The business address of Monte Engler is c/o Phillips, Nizer, Benjamin, Krim & Ballon LLP, 666 Fifth Avenue, New York, New York 10103.

(2) Includes (i) 518,553 shares held of record by Mr. Giacchi; (ii) 470,337 shares held of record by Mrs. Giacchi, his wife, and (iii) 23,516 shares held of record by trusts for the benefit of their minor children. Mr. and Mrs. Giacchi each disclaims any beneficial ownership of the shares held of record by the other. Excludes shares held of record by Mr. Giacchi's adult son, Jeremy Giacchi.

(3) Includes (i) 530,035 shares held of record by Mr. Fink and (ii) 470,337 shares held of record by Mrs. Fink, his wife, Mr. and Mrs. Fink each disclaims any beneficial ownership of the shares held of record by the other. Excludes 58,792 shares held of record by the adult children of Mr. and Mrs. Fink.

(4) 235,168 of the shares attributed to Mr. Davidoff are owned by CMNY Capital I and CMNY Capital II; Mr. Davidoff is a general partner of CMNY Capital I and CMNY Capital II and disclaims beneficial ownership of such shares.

(5) Includes 7,895 shares held of record by trusts for the benefit of Ms. King's grandchildren. Excludes 7,894 shares held of record by Ms. King's adult children.

(6) 29,396 of such shares are held of record by Mr. Engler's wife and he disclaims any beneficial ownership thereof.

(7) These are shares which may be acquired pursuant to options exercisable within sixty (60) days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company currently leases space from MessageBank, Inc., a corporation owned by Mr. Fink, for which it pays approximately $1,300 per month. Management believes that the terms of such lease are no less favorable to the Company than those which would be available from a third party. MessageBank, Inc., also provides voicemail and other services to the Company for which it is paid its standard charges. The amount of revenues paid to MessageBank, Inc., during each of 1995 and 1996 for services rendered to the Company was less than $5,000. The Company anticipates that it will continue to lease space and purchase certain services from MessageBank, Inc. in the future, but the volume of such purchases is not anticipated to substantially increase.

      From time to time Rochelle King renders investment banking services to the Company for which she or Bentley Associates, L.P., which she serves as a senior adviser, is compensated. During 1995 and 1996, the Company paid $23,000 and $105,000 respectively, for investment banking services performed by Ms. King.

      Monte Engler, a director of the Company, is a partner at the law firm of Phillips, Nizer, Benjamin, Krim & Ballon LLP, which performs legal services for the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   The following documents are filed as part of this report:

 Exhibit No.                Description of Exhibit
 -----------                ----------------------

    3.1     Amended and Restated Certificate of Incorporation of the
            Registrant. (1)

    3.2     Revised By-Laws of the Registrant. (1)

    4.1     Form of Common Stock Certificate. (1)

    4.2     Form of Warrant Certificate. (1)

    4.3     Form of Unit Purchase Option granted to GKN Securities Corp. (1)

    4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)


    10.1 Revised Form of Employment Agreement between the Company and Richard J. Giacchi. (1)

    10.2 Revised Form of Employment Agreement between the Company and Leonard D. Fink. (1)

    10.6    Form of Employment Agreement between the Company and Jeff
            Bachrach. (2)

    10.8 Lease dated August 11, 1994, between Freehold Office Plaza and The Company, with respect to the office space at Freehold Office Plaza. (2)

    10.9    1994 Incentive Stock Option Plan. (1)

    10.10 Common Stock Purchase Agreement by and among the Company, Allen & Company, Incorporated and certain other purchases dated May 7, 1996. (3)

    10.11   Registration Rights Agreement dated May 7, 1996. (3)

    10.12 Common Stock Purchase Agreement by and among the Company, Dolphin Offshore Partners, L.P., Leonard D. Fink, Richard J. Giacchi, Monte Engler, and Robert Davidoff dated March 11, 1997.
            (4)

    10.13   Registration Rights Agreement dated March 11, 1997. (4)

    10.14 Second Waiver and Amendment Agreement between the Company and Motorola, Inc. (4)

    10.15 Amended and Restated Promissory Note between the Company and Motorola, Inc. (4)

    10.16   Independent Auditors' Consent (4)

    10.27   Financial Data Schedule (4)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-76744).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996.

(4) Filed herewith.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: March 25, 1997

                                         PAGING PARTNERS CORPORATION
                                         (Registrant)



                                         By: /s/Richard J. Giacchi
                                             ---------------------------------
                                             Richard J. Giacchi, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                          Title                        Date
      ---------                          -----                        ----

/s/Leonard D.  Fink          Chairman of the Board of Directors   March 25, 1997
-------------------------
Leonard D. Fink

/s/Richard J. Giacchi        President, Director and Principal    March 25, 1997
-------------------------    Executive Officer
Richard J. Giacchi

/s/Jeffrey M. Bachrach       Vice President, Treasurer,           March 25, 1997
-------------------------    Secretary, and Principal
Jeffrey M. Bachrach          Financial and Accounting
                             Officer

/s/Robert Davidoff           Director                             March 25, 1997
-------------------------
Robert Davidoff

/s/Monte Engler              Director                             March 25, 1997
-------------------------
Monte Engler

/s/Rochelle B. King          Director                             March 25, 1997
-------------------------
Rochelle B. King