Form 10QSB
period 1997-03-31
PAGING PARTNERS CORP
filed 1997-05-07
CIK 920854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997.

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

                  Yes  X                        No ___
                      ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,288,000 shares of Common Stock, $.01 par value, were outstanding, as of May 6, 1997

      Transitional Small Business Disclosure Format (check one):

                  Yes ___                       No  X
                                                   ---

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements

                  Condensed Balance Sheets                                   3

                  Condensed Statements of Operations                         4

                  Condensed Statements of Cash Flows                         5

                  Notes to Condensed Financial Statements                    6

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of                            7
            Operations

PART II.    OTHER INFORMATION                                                9

SIGNATURES                                                                  10

                           PAGING PARTNERS CORPORATION
                            CONDENSED BALANCE SHEETS

                                                     March 31,      December 31,
                                    Assets             1997            1996
                                                   ------------    ------------
Current assets:                                     (Unaudited)

      Cash and cash equivalents ................   $  1,138,000    $    507,000
      Accounts receivable ......................        310,000         555,000
      Inventory ................................         84,000          93,000
      Other ....................................         79,000          69,000
                                                   ------------    ------------
           Total current assets ................      1,611,000       1,224,000

Property and equipment .........................      4,574,000       4,800,000
Licenses .......................................        635,000         667,000
                                                   ------------    ------------

                                                   $  6,820,000    $  6,691,000
                                                   ============    ============

                                  Liabilities

Current liabilities:

      Current maturities of notes payable ......   $    253,000    $    170,000
      Accounts payable and accrued expenses ....        624,000         614,000
                                                   ------------    ------------
           Total current liabilities ...........        877,000         784,000

Notes payable (less current  maturities) .......      1,239,000       1,335,000
                                                   ------------    ------------
                                                      2,116,000       2,119,000
                                                   ------------    ------------

                              Stockholders' Equity

Common stock ...................................         63,000          57,000
Additional paid-in capital .....................     12,634,000      12,044,000
Accumulated deficit ............................     (7,993,000)     (7,529,000)
                                                   ------------    ------------
                                                      4,704,000       4,572,000
                                                   ------------    ------------

                                                   $  6,820,000    $  6,691,000
                                                   ============    ============

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                        1997            1996
                                                    -----------     -----------
Revenues:
  Service revenue ..............................    $ 1,471,000     $ 1,145,000
  Equipment sales revenue ......................        304,000         438,000
                                                    -----------     -----------

                                                      1,775,000       1,583,000
                                                    -----------     -----------

Expenses:
  Service ......................................        908,000         763,000
  Cost of equipment sold .......................        334,000         474,000
  Selling ......................................        295,000         316,000
  Administrative ...............................        381,000         406,000
                                                    -----------     -----------

                                                      1,918,000       1,959,000
                                                    -----------     -----------

Loss from operations before depreciation
 and amortization ..............................       (143,000)       (376,000)

Depreciation and amortization ..................        279,000         257,000
                                                    -----------     -----------

Loss from operations ...........................       (422,000)       (633,000)

Interest and other expense .....................         42,000          25,000
                                                    -----------     -----------

NET LOSS .......................................    $  (464,000)    $  (658,000)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE ......................    $      (.08)    $      (.14)
                                                    ===========     ===========

Weighted average common shares outstanding .....      5,830,000       4,800,000
                                                    ===========     ===========

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                                ------------------
                                                                                  1997        1996
                                                                              -----------   ---------
Cash flows from operating activities:
  Net loss .................................................................  $  (464,000)  $(658,000)
  Adjustments to reconcile net loss to net cash provided (used)
    by operating activities:
     Depreciation and Amortization .........................................      279,000     257,000
     Changes in operating assets and liabilities ...........................      351,000    (168,000)
                                                                              -----------   ---------
          Net cash provided (used) by operating activities .................      166,000    (233,000)
                                                                              -----------   ---------
Cash flows from investing activities - Acquisition of property and equipment      (22,000)    (36,000)
                                                                              -----------   ---------


Cash flows from financing activities:
   Net proceeds from private equity placement ..............................      500,000         -0-
   Repayment of notes payable ..............................................      (13,000)    (13,000)
                                                                              -----------   ---------

Net cash provided (used) by financing activities ...........................      487,000     (13,000)
                                                                              -----------   ---------

Net increase in cash and cash equivalents ..................................      631,000    (282,000)

Cash and cash equivalents-beginning of period ..............................      507,000     553,000
                                                                              -----------   ---------

Cash and cash equivalents-end of period ....................................  $ 1,138,000   $ 271,000
                                                                              ===========   =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...................................................  $    40,000   $  30,000
  Debt incurred for the purchase of equipment ..............................          -0-     430,000
  Common stock issued in exchange for services .............................      120,000         -0-

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The Company and basis of presentation:

      The financial statements presented herein as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

      The Table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues including changes therein for the quarters ended March 31, 1997 and 1996. The table also presents certain key operating statistics for the same periods.

                                         Three Months Ended March 31,
                                        1997                      1996                     Change
                                   $            %            $            %             $           %
Revenues:
   Service .................   1,471,000         82.9    1,145,000         72.3      326,000       28.5
  Equipment Sales ..........     304,000         17.1      438,000         27.7     (134,000)     (30.6)
                              ----------   ----------   ----------   ----------   ----------
  Total Revenue ............   1,775,000        100.0    1,583,000        100.0      192,000       12.1
                              ----------   ----------   ----------   ----------   ----------
Operating Expenses:
  Service ..................     908,000         51.2      763,000         48.2      145,000       28.5
  Cost of Equipment Sold ...     334,000         18.8      474,000         29.9     (140,000)     (29.5)
  Selling ..................     295,000         16.6      316,000         20.0      (21,000)      (6.6)
  General and Administrative     381,000         21.5      406,000         25.7      (25,000)      (6.2)
                              ----------   ----------   ----------   ----------   ----------
                               1,918,000        108.1    1,959,000        123.8      (41,000)      (2.1)
                              ----------   ----------   ----------   ----------   ----------
EBITDA .....................    (143,000)        (8.1)    (376,000)       (23.8)     233,000       62.0
Depreciation and
    amortization ...........     279,000         15.7      257,000         16.2       22,000        8.6
                              ----------   ----------   ----------   ----------   ----------
Loss from operations .......    (422,000)       (23.8)    (633,000)       (40.0)     211,000       33.3
Interest and other  expense       42,000          2.4       25,000          1.6       17,000       40.5
                              ----------   ----------   ----------   ----------   ----------
Net loss ...................    (464,000)       (26.2)    (658,000)       (41.6)    (194,000)      29.5
                              ----------   ----------   ----------   ----------   ----------

Equivalent Units ...........     103,000                    63,000                    40,000       63.5

ARPU* ......................  $     5.27                $     6.16                 $    (.89)     (14.4)

*Average (monthly service) revenue per unit

----------

      The increase in the Company's service revenues reflects a substantial increase in the number of (equivalent) units in service offset in part by reduced service revenue per unit. Recent unit growth has resulted from factors which include:

               o overall wireless messaging industry growth, particularly in the Company's target market sector - alphanumeric (as opposed to numeric) messaging

               o increased penetration of add-on services to alphanumeric messaging (message dispatch, sports, business and news offerings)

               o improved responsiveness to industry price competition in selective manner through price simplification and discounting incremental units in service

               o  improved quality of the Company's sales force

               o increased penetration of transmission-only services (see below)

      Service revenue per unit has declined due in part to continued competitive pricing in the industry, offset in part by increased market penetration by the Company of higher (per unit) revenue alphanumeric messaging. Additionally, the portion of the Company's revenues generated by transmission-only services has increased. The Company generally charges a lower unit price to customers for transmission-only services as the customers operate their own switching terminal equipment and procure their own telephone numbers from local exchange carriers and are only using the company's radio transmission network. In turn, the Company incurs virtually no incremental telecommunications, selling, customer service, or capital costs from servicing these units.

      The Company reports its units in service on the basis of "(equivalent) units in service". Certain of the Company's customers are serviced and billed on a measurement basis other than one which relates to the number of units in service. In such case the number of units reported is based upon the monthly revenue received converted into units at the lowest unit pricing given to any of PPC's customers for equivalent service. The number of units in service excludes subscribers receiving AlphaPlus(R) data services but not subscribing to basic paging services.

      Service cost includes transmission site rentals, telephone interconnect services, message dispatch costs, and the costs (mostly personnel-related) of the Company's engineering function. The increases in service costs during the first quarter of 1997 are primarily attributable to increased message dispatch costs resulting from continued alphanumeric penetration.

      Equipment sales and cost of equipment sold declined in the first quarter of 1997 as compared to the same period in 1996 as the Company sold fewer pagers during the first quarter of 1997. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit but its competitors have been offering even more aggressive pricing to certain Resellers, reducing the Company's unit pager sales.

      Selling expenses decreased as a result of the elimination of the position of Vice President Sales and Marketing as of July 1, 1996.

      Decreased general and administrative expense resulted from decreases in MIS headcount and professional fees, partially offset by salary increases, an increased headcount in accounting and collections, and the addition of a new Executive Vice President/General Manager in June 1996.

      EBITDA reflects the Company's earnings (excluding interest and non-operating items) before taxes, depreciation and amortization, and measures the Company's operating cash flows, which the Company considers to be a significant measure of performance. EBITDA is commonly used in the paging industry and by financial analysts and others who follow the industry to measure operating performance, but should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. EBITDA improved significantly from 1996 to 1997 reflecting the fact that the increase in service revenue exceeded the resulting increase in service costs. In addition, EBITDA was positively impacted by various operational changes undertaken as a result of management's assessment during the second half of 1996 of the Company's operations. Now that the Company's paging systems are built-out, increases in service revenues should not result in proportional increases in operating expenses.

      Interest expense mostly reflects interest expense for the Company's equipment financing with Motorola and increased as a result of 1996 capital expenditures.

      Depreciation increased as the Company put into service equipment purchased for the final portion of the Corridor System. Additionally, in recognition of the faster pace of product obsolescence in the telecommunications industry, the Company is depreciating this equipment more rapidly than in the past.

      Net loss decreased consistent with the improvement in EBITDA noted above, partially offset by increased depreciation and interest expense.

Liquidity and Capital Resources

      By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation and marketing of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system.. At this point the Company anticipates that it will continue to make substantial capital expenditures to upgrade its systems to assure that they are technologically current, but the level of such expenditures should be less than those associated with the initial construction of its systems.

      To supplement its cash position and satisfy the concerns of Motorola, in March 1997 the Company completed a private placement of its stock from which it derived net proceeds of $500,000. Concurrently, Motorola agreed to restructure the Company's loan to eliminate principal payments during the first half of 1997 and to reduce the amount of the principal payments by approximately $10,000 per month below their original level during the second half of 1997. In connection with this restructuring, Motorola also agreed to amend certain financial convenants to be consistent with the Company's current business plan. Absent the modification of the covenants, the Company would have been in default on its loan agreement with Motorola, entitling Motorola to demand immediate repayment of all outstanding amounts. In addition to rescheduling the principal payments due under the Company's loan, Motorola also increased the amount available under this credit line from $1.5 million to $2.27 million.

      In connection with the restructuring of the Company's loan, the Company agreed that if it were to fail to meet the revised financial covenants, it would grant Motorola warrants to purchase up to 180,000 shares of Common Stock exercisable at a price of one cent per share, and engage an investment banker to liquidate the Company. Management believes that if the Company's business continues to improve as it has during the past six months, it will meet the revised financial covenants in the Motorola loan.

      In its Report on Form 10-QSB for the quarter ended June 30, 1996, management noted that if the Company were to continue operating as it was then doing, the Company would not have sufficient cash to achieve its business goals. Based upon its assessment of the Company's operations, management altered some of the Company's operating policies to reduce the Company's working capital needs and elected to respond to the price-competitive environment of the paging industry. Since the Company determined to simplify its pricing policies and offer resellers discounts on incremental units in service, the Company's revenues and EBITDA have improved consistently on a month-to-month basis.

      To preserve its cash, the Company has adopted stringent collection procedures and streamlined the categories of products included in inventory. In addition, certain vendors were issued stock in satisfaction of amounts due from the Company and members of management agreed to defer all or portions of their salaries. As a result of the cash saving measures taken by management and the growth in the Company's revenues, it appears that the Company will begin to generate cash from operations no later than the summer of 1997. Of course, actual results may differ as a result of factors over which the Company has no control, including continued price and product competition by the Company's competitors or a general slowing of the economy in the territory served by the Company's systems.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      Effective the close of business on April 21, 1997, NASDAQ delisted the Company's Warrants from the NASDAQ SmallCap Market due to the fact that there were not two registered market makers actively making a market in the Company's Warrants.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PAGING PARTNERS CORPORATION


                                    /s/ Jeffrey M. Bachrach
                                    --------------------------------------------
Dated: May 6, 1997                  By: Jeffrey M. Bachrach
                                        Vice President and Principal Financial
                                        and Accounting Officer