Form 10QSB
period 1997-06-30
PAGING PARTNERS CORP
filed 1997-08-11
CIK 920854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

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

                                Yes |X|     No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,298,000 shares of Common Stock, $.01 par value, were outstanding, as of August 6, 1997

      Transitional Small Business Disclosure Format (check one):

                                Yes |_|     No |X|

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Balance Sheets                                         3

            Condensed Statements of Operations                               4

            Condensed Statements of Cash Flows                               5

            Notes to Condensed Financial Statements                          6

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of                            7
            Operations

PART II.    OTHER INFORMATION                                               10

SIGNATURES                                                                  11

                           PAGING PARTNERS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                      June 30,      December 31,
                                     Assets             1997            1996
                                                    ------------   -------------
Current assets:                                      (Unaudited)

      Cash and cash equivalents ..................  $    939,000   $    507,000
      Accounts receivable ........................       298,000        555,000
      Inventory ..................................       178,000         93,000
      Other ......................................       210,000         69,000
                                                    ------------   ------------
    Total current assets .........................     1,625,000      1,224,000
Property and equipment ...........................     5,099,000      4,800,000
Licenses .........................................       606,000        667,000
                                                    ------------   ------------
                                                    $  7,330,000   $  6,691,000
                                                    ============   ============
                                   Liabilities

Current liabilities:

      Current maturities of notes payable ........  $    324,000   $    170,000
      Accounts payable and accrued expenses ......       779,000        614,000
                                                    ------------   ------------
           Total current liabilities .............     1,103,000        784,000
Notes payable (less current maturities) ..........     1,878,000      1,335,000
                                                    ------------   ------------
                                                       2,981,000      2,119,000
                                                    ------------   ------------

                              Stockholders' Equity

Common stock .....................................        63,000         57,000
Additional paid-in capital .......................    12,634,000     12,044,000
Accumulated deficit ..............................    (8.348,000)    (7,529,000)
                                                    ------------   ------------
                                                       4,349,000      4,572,000
                                                    ------------   ------------
                                                    $  7,330,000   $  6,691,000
                                                    ============   ============

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Six months ended          Three months ended
                                                     June 30,                    June 30,
                                            -------------------------   -------------------------
                                                1997         1996           1997         1996
                                            -----------   -----------   -----------   -----------
Revenues:
  Service revenue ........................  $ 3,145,000   $ 2,348,000   $ 1,674,000   $ 1,203,000
  Equipment sales revenue ................      778,000     1,000,000       474,000       562,000
                                            -----------   -----------   -----------   -----------
                                              3,923,000     3,348,000     2,148,000     1,765,000
                                            -----------   -----------   -----------   -----------
Expenses:
  Service ................................    1,909,000     1,609,000     1,001,000       846,000
  Cost of equipment sold .................      857,000     1,082,000       523,000       608,000
  Selling ................................      579,000       650,000       284,000       334,000
  Administrative .........................      750,000       823,000       369,000       417,000
                                            -----------   -----------   -----------   -----------
                                              4,095,000     4,164,000     2,177,000     2,205,000
                                            -----------   -----------   -----------   -----------
Loss from operations before depreciation
 and amortization ........................     (172,000)     (816,000)      (29,000)     (440,000)
Depreciation and amortization ............      564,000       525,000       285,000       268,000
                                            -----------   -----------   -----------   -----------
Loss from operations .....................     (736,000)   (1,341,000)     (314,000)     (708,000)
Interest and other expense ...............       83,000        51,000        41,000        26,000
                                            -----------   -----------   -----------   -----------
NET LOSS .................................  $  (819,000)  $(1,392,000)     (355,000)     (734,000)
                                            ===========   ===========   ===========   ===========
NET LOSS PER COMMON SHARE ................  $      (.14)  $      (.28)  $      (.06)  $      (.14)
                                            ===========   ===========   ===========   ===========
Weighted average common shares outstanding    6,059,000     5,040,000     6,288,000     5,280,000
                                            ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six months ended
                                                                                      June 30,
                                                                               -----------------------
                                                                                 1997          1996
                                                                               ---------   -----------
Cash flows from operating activities:
  Net loss ..................................................................  $(819,000)  $(1,392,000)
  Adjustments to reconcile net loss to net cash provided (used)
    by operating activities:
     Depreciation and Amortization ..........................................    564,000       525,000
     Changes in operating assets and liabilities ............................    293,000      (142,000)
                                                                               ---------   -----------
          Net cash provided (used) by operating activities ..................     38,000      (725,000)
                                                                               ---------   -----------
Cash flows used by investing activities-Acquisition of property and equipment    (68,000)      (63,000)
                                                                               ---------   -----------

Cash flows from financing activities:
   Net proceeds from private equity placement ...............................    500,000     1,300,000
   Repayment of notes payable ...............................................    (38,000)      (25,000)
                                                                               ---------   -----------
Net cash provided (used) by financing activities ............................    462,000     1,275,000
                                                                               ---------   -----------

Net increase in cash and cash equivalents ...................................    432,000       487,000

Cash and cash equivalents-beginning of period ...............................    507,000       553,000
                                                                               ---------   -----------

Cash and cash equivalents-end of period .....................................  $ 939,000   $ 1,040,000
                                                                               =========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ....................................................  $  79,000   $    65,000
  Debt incurred for the purchase of equipment ...............................    735,000       452,000
  Common stock issued in exchange for services ..............................    120,000           -0-

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  The Company and basis of presentation:

    The financial statements presented herein as of June 30, 1997 and for the six and three month periods ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

      The Table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues including changes therein for the six and three month periods ended June 30, 1997 and 1996. The table also presents certain key operating statistics for the same periods.

                                         Six Months Ended June 30,
                                         1997                  1996               Change
                                     $          %         $           %         $        %
Revenues:
   Service                       3,145,000     80.2    2,348,000     70.1    797,000    33.9
  Equipment Sales                  778,000     19.8    1,000,000     29.9   (222,000)  (22.2)
                                ----------   ------   ----------   ------   --------
  Total Revenue                  3,923,000    100.0    3,348,000    100.0    575,000    17.2
                                ----------   ------   ----------   ------   --------
Operating Expenses:
  Service                        1,909,000     48.7    1,609,000     48.1    300,000    18.6
  Cost of Equipment Sold           857,000     21.8    1,082,000     32.3   (225,000)  (20.8)
  Selling                          579,000     14.8      650,000     19.4    (71,000)  (10.9)
  General and Administrative       750,000     19.1      823,000     24.6    (73,000)   (8.9)
                                ----------   ------   ----------   ------   --------
                                 4,095,000    104.4    4,164,000    124.4    (69,000)   (1.7)
                                ----------   ------   ----------   ------   --------
EBITDA                            (172,000)    (4.4)    (816,000)   (24.4)   644,000    78.9
Depreciation and
    amortization                   564,000     14.4      525,000     15.7     39,000     7.4
                                ----------   ------   ----------   ------   --------
Loss from operations              (736,000)   (18.8)  (1,341,000)   (40.1)   605,000    45.1
Interest and other expense          83,000      2.1       51,000      1.5     32,000    62.7
                                ----------   ------   ----------   ------   --------
Net loss                          (819,000)   (20.9)  (1,392,000)   (41.6)  (573,000)   41.2
                                ----------   ------   ----------   ------   --------
Equivalent Units (end of per.)     120,000                65,000              55,000    84.6
ARPU*                                $5.16                 $6.21              $(1.05)  (16.9)

                                         Three Months Ended June 30,
                                         1997                  1996               Change
                                     $          %         $           %         $        %
Revenues:
   Service                       1,674,000     77.9    1,203,000     68.1    471,000    39.2
  Equipment Sales                  474,000     22.1      562,000     31.9    (88,000)  (15.7)
                                ----------   ------   ----------   ------   --------
  Total Revenue                  2,148,000    100.0    1,765,000    100.0    383,000    21.7
                                ----------   ------   ----------   ------   --------
Operating Expenses:
  Service                        1,001,000     46.6      846,000     48.0    155,000    18.3
  Cost of Equipment Sold           523,000     24.3      608,000     34.4    (85,000)  (14.0)
  Selling                          284,000     13.2      334,000     18.9    (50,000)  (15.0)
  General and Administrative       369,000     17.2      417,000     23.6    (48,000)  (11.5)
                                ----------   ------   ----------   ------   --------
                                 2,177,000    101.3    2,205,000    124.9    (28,000)   (1.3)
                                ----------   ------   ----------   ------   --------
EBITDA                             (29,000)    (1.3)    (440,000)   (24.9)   411,000    93.4
Depreciation and
    amortization                   285,000     13.3      268,000     15.2     17,000     6.3
                                ----------   ------   ----------   ------   --------
Loss from operations              (314,000)   (14.6)    (708,000)   (40.1)   394,000    55.6
Interest and other  expense         41,000      1.9       26,000      1.5     15,000    57.7
                                ----------   ------   ----------   ------   --------
Net loss                          (355,000)   (16.5)    (734,000)   (41.6)  (379,000)   51.6
                                ----------   ------   ----------   ------   --------
Equivalent Units (end of per.)     120,000                65,000              55,000    84.6
ARPU*                                $5.01                 $6.27              $(1.27)  (20.3)

 *Average (monthly service) revenue per unit

            The increase in the Company's service revenues reflects a substantial increase in the number of (equivalent) units in service offset in part by reduced service revenue per unit. Recent unit growth has resulted from factors which include:

            o overall wireless messaging industry growth, particularly in the Company's target market sector - alphanumeric (as opposed to numeric) messaging

            o increased penetration of add-on services to alphanumeric messaging (message dispatch, sports, business and news offerings)

            o improved responsiveness to industry price competition in a selective manner through price simplification and discounting incremental units in service

            o     upgraded sales force

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

            Service cost includes transmission site rentals, telephone interconnect services, message dispatch costs, and the costs (mostly personnel-related) of the Company's engineering function. The increases in service costs during the first half of 1997 are primarily attributable to increased message dispatch costs resulting from continued alphanumeric penetration offset in part by a decrease in telephone interconnect service costs resulting from the Telecommunications Act of 1996.

            Equipment sales and cost of equipment sold declined in the first half of 1997 as compared to the same period in 1996 as the Company sold fewer pagers. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit. However, the Company's unit pager sales have still been reduced as the Company has elected not to match more aggressive pricing offered to certain resellers by its competitors. Management does not believe that such deep discounts can be justified by potential incremental service revenue gains.

            Selling expenses decreased as a result of the elimination of the position of Vice President Sales and Marketing as of July 1, 1996 and due to one-time promotional expenses incurred in the second quarter of 1996.

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

            Interest expense primarily reflects the Company's equipment financing with Motorola and has increased as a result of 1996 capital expenditures.

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

Liquidity and Capital Resources

      By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation and marketing of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system.. At this point the Company anticipates that it will continue to make substantial capital expenditures to upgrade its systems to assure that they are technologically current, but the level of such expenditures should be less than those associated with the initial construction of its systems. During the June 30, 1997 quarter, the Company did incur approximately $750,000 of capital expenditures for such technological upgrades, substantially all of which was financed by Motorola (see following paragraph). Management believes that capital expenditures for the remainder of 1997 will be substantially below this amount,

      To supplement its cash position and satisfy the concerns of Motorola, in March 1997 the Company completed a private placement of its stock from which it derived net proceeds of $500,000. Concurrently, Motorola agreed to restructure the Company's loan to eliminate principal payments during the first half of 1997 and to reduce the amount of the principal payments by approximately $10,000 per month below their original level during the second half of 1997. In connection with this restructuring, Motorola also agreed to amend certain financial covenants to be consistent with the Company's current business plan. Absent the modification of the covenants, the Company would have been in default on its loan agreement with Motorola, entitling Motorola to demand immediate repayment of all outstanding amounts. In addition to rescheduling the principal payments due under the Company's loan, Motorola also increased the amount available under this credit line from $1.5 million to $2.27 million.

      In connection with the restructuring of the Company's loan, the Company agreed that if it were unable to meet the revised financial covenants, it would grant Motorola warrants to purchase up to 180,000 shares of Common Stock exercisable at a price of one cent per share, and engage an investment banker to liquidate the Company. Management believes that if the Company's business continues to improve as it has during the past nine months, it will meet the revised financial covenants in the Motorola loan.

      In its Report on Form 10-QSB for the quarter ended June 30, 1996, management noted that if the Company were to continue operating as it was then doing, the Company would not have sufficient cash to achieve its business goals. Based upon its assessment of the Company's operations, management altered some of the Company's operating policies to reduce the Company's working capital needs and elected to respond to the price-competitive environment of the paging industry. Since the Company determined to simplify its pricing policies and offer resellers discounts on incremental units in service, the Company's revenues and EBITDA have improved consistently on a quarter-to-quarter basis. To preserve its cash, the Company has strengthened its collection procedures and streamlined the categories of products included in inventory. In addition, certain vendors were issued stock in satisfaction of amounts due from the Company and members of management agreed to defer all or portions of their salaries due prior to July 1, 1997. As a result of the cash saving measures taken by management and the growth in the Company's revenues, it appears that the Company will begin to generate cash from operations during the summer of 1997. Actual results may differ as a result of factors over which the Company has no control, including continued price and product competition by the Company's competitors or a general slowing of the economy in the territory served by the Company's systems.

PART II. OTHER INFORMATION

         None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PAGING PARTNERS CORPORATION


                                     /s/ Jeffrey M. Bachrach
                                     -------------------------------------------
Dated: August 6, 1997                By:  Jeffrey M. Bachrach
                                          Vice President and Principal Financial
                                          and Accounting Officer