Form 10QSB
period 1997-09-30
PAGING PARTNERS CORP
filed 1997-11-06
CIK 920854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997.

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _______________

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

                                 (732) 409-7088
                           (Issuer's telephone number)

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

                  Yes X                                       No __

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,000 shares of Common Stock, $.01 par value, were outstanding, as of October 31, 1997

      Transitional Small Business Disclosure Format (check one):

                  Yes __                                       No X

                                   Form 10-QSB

                                      INDEX


                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements

                  Condensed Balance Sheets                                  3

                  Condensed Statements of Operations                        4

                  Condensed Statements of Cash Flow                         5

                  Notes to Condensed Financial Statements                   6

  Item 2.         Management's Discussion and Analysis
                  of Financial Condition and Results of                     7
                  Operations

PART II.    OTHER INFORMATION                                              10



SIGNATURES                                                                 11

                           PAGING PARTNERS CORPORATION
                            CONDENSED BALANCE SHEETS

                                               September 30,  December 31,
                                      Assets       1997           1996
                                               ------------   ------------
Current assets: .............................   (Unaudited)

      Cash and cash equivalents .............  $    741,000   $    507,000
      Accounts receivable ...................       380,000        555,000
      Inventory .............................       102,000         93,000
      Other .................................       329,000         69,000
                                               ------------   ------------
    Total current assets ....................     1,552,000      1,224,000

Property and equipment ......................     4,857,000      4,800,000
Licenses ....................................       574,000        667,000
                                               ------------   ------------

                                               $  6,983,000   $  6,691,000
                                               ============   ============
                                   Liabilities

Current liabilities:

      Current maturities of notes payable ...  $    354,000   $    170,000
      Accounts payable and accrued expenses .       814,000        614,000
                                               ------------   ------------
           Total current liabilities ........     1,168,000        784,000

Notes payable (less current  maturities) ....     1,788,000      1,335,000
                                               ------------   ------------
                                                  2,956,000      2,119,000
                                               ------------   ------------

                              Stockholders' Equity

Common stock ................................        63,000         57,000
Additional paid-in capital ..................    12,643,000     12,044,000
Accumulated deficit .........................    (8,679,000)    (7,529,000)
                                               ------------   ------------
                                                  4,027,000      4,572,000
                                               ------------   ------------

                                               $  6,983,000   $  6,691,000
                                               ============   ============

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Nine months ended          Three months ended
                                                            September 30,               September 30,
                                                            -------------               -------------
                                                         1997          1996          1997          1996
                                                     -----------   -----------   -----------   -----------
Revenues:
  Service revenue .................................  $ 5,025,000   $ 3,596,000   $ 1,880,000   $ 1,248,000
  Equipment sales revenue .........................    1,379,000     1,497,000       601,000       497,000
                                                     -----------   -----------   -----------   -----------

                                                       6,404,000     5,093,000     2,481,000     1,745,000
                                                     -----------   -----------   -----------   -----------

Expenses:
  Service .........................................    2,993,000     2,501,000     1,084,000       892,000
  Cost of equipment sold ..........................    1,516,000     1,632,000       659,000       550,000
  Selling .........................................      870,000       961,000       291,000       311,000
  Administrative ..................................    1,175,000     1,252,000       425,000       429,000
                                                     -----------   -----------   -----------   -----------

                                                       6,554,000     6,346,000     2,459,000     2,182,000
                                                     -----------   -----------   -----------   -----------

Earnings (loss) from operations before depreciation
 and amortization .................................     (150,000)   (1,253,000)       22,000      (437,000)

Depreciation and amortization .....................      855,000       813,000       291,000       288,000
                                                     -----------   -----------   -----------   -----------

Loss from operations ..............................   (1,005,000)   (2,066,000)     (269,000)     (725,000)

Interest and other expense ........................      141,000        88,000        58,000       (37,000)
                                                     -----------   -----------   -----------   -----------

NET LOSS ..........................................  $(1,146,000)  $(2,154,000)     (327,000)     (762,000)
                                                     ===========   ===========   ===========   ===========

NET LOSS PER COMMON SHARE .........................  $      (.19)  $      (.41)  $      (.05)  $      (.13)
                                                     ===========   ===========   ===========   ===========

Weighted average common shares outstanding ........    6,140,000     5,249,000     6,300,000     5,667,000
                                                     ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                      -------------
                                                                                   1997          1996
                                                                               -----------   -----------
Cash flows from operating activities:
  Net loss ..................................................................  $(1,146,000)  $(2,154,000)
  Adjustments to reconcile net loss to net cash provided (used)
    by operating activities:
     Depreciation and Amortization ..........................................      855,000       813,000
     Changes in operating assets and liabilities ............................      306,000      441, 000
                                                                               -----------   -----------
          Net cash provided (used) by operating activities ..................       15,000      (900,000)
                                                                               -----------   -----------
Cash flows used by investing activities-Acquisition of property and equipment     (186,000)     (222,000)
                                                                               -----------   -----------

Cash flows from financing activities:
   Net proceeds from private equity placement ...............................      500,000     1,300,000
   Proceeds from stock option exercise ......................................        9,000        46,000
   Repayment of notes payable ...............................................     (104,000)      (38,000)
                                                                               -----------   -----------
Net cash provided by financing activities ...................................      405,000     1,308,000
                                                                               -----------   -----------

Net increase in cash and cash equivalents ...................................      234,000       186,000

Cash and cash equivalents-beginning of period ...............................      507,000       553,000
                                                                               -----------   -----------

Cash and cash equivalents-end of period .....................................  $   741,000   $   739,000
                                                                               ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ....................................................  $   140,000   $   107,000
  Debt incurred for the purchase of equipment ...............................      741,000       514,000
  Common stock issued in exchange for services ..............................      120,000           -0-

                 See accompanying notes to financial statements.

                           PAGING PARTNERS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    The Company and basis of presentation:

      The financial statements presented herein as of September 30, 1997 and for the nine and three month periods ended September 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

      The Table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues including changes therein for the nine and three month periods ended September 30, 1997 and 1996. The table also presents certain key operating statistics for the same periods.

                                    Nine Months Ended September 30,
                                       1997                 1996                Change
                                    $          %         $          %         $          %
Revenues:
  Service ....................   5,025,000    78.5    3,596,000    70.6    1,429,000    39.7
  Equipment Sales ............   1,379,000    21.5    1,497,000    29.4     (118,000)   (8.6)
                                ----------   -----   ----------   -----   ----------
  Total Revenue ..............   6,404,000   100.0    5,093,000   100.0    1,311,000    26.7
                                ----------   -----   ----------   -----   ----------
Operating Expenses:
  Service ....................   2,993,000    46.7    2,501,000    49.1      492,000    19.7
  Cost of Equipment Sold .....   1,516,000    23.7    1,632,000    32.0     (116,000)   (7.1)
  Selling ....................     870,000    13.6      961,000    18.9      (91,000)   (9.5)
  General and Administrative .   1,175,000    18.3    1,252,000    24.6      (77,000)   (6.2)
                                ----------   -----   ----------   -----   ----------
                                 6,554,000   102.3    6,346,000   124.6      208,000    (3.3)
                                ----------   -----   ----------   -----   ----------
EBITDA .......................    (150,000)   (2.3)  (1,253,000)  (24.6)   1,103,000    88.0
Depreciation and
    amortization .............     855,000    13.3      813,000    16.0       42,000     5.2
                                ----------   -----   ----------   -----   ----------
Loss from operations .........  (1,005,000)  (15.6)  (2 ,066,000  (40.6)   1,061,000    51.4
Interest and other expense ...     141,000     2.2       88,000     1.7       53,000    60.2
                                ----------   -----   ----------   -----   ----------
Net loss .....................  (1,146,000)  (17.8)  (2,154,000)  (42.3)   1,008,000    46.8
                                ----------   -----   ----------   -----   ----------
Equivalent Units (end of per.)     142,000               71,000               73,000   102.8
ARPU* ........................  $     4.98           $     6.05           $    (1.07)  (17.7)

                                   Three Months Ended September 30,
                                       1997                1996                 Change
                                    $          %         $          %         $          %
Revenues:
  Service ....................   1,880,000    75.8    1,248,000    71.5      632,000    50.7
  Equipment Sales ............     601,000    24.2      497,000    28.5      104,000   (20.9)
                                ----------   -----   ----------   -----   ----------
  Total Revenue ..............   2,481,000   100.0    1,745,000   100.0      736,000    42.2
                                ----------   -----   ----------   -----   ----------
Operating Expenses:
  Service ....................   1,084,000    43.7      892,000    51.1      192,000    21.5
  Cost of Equipment Sold .....     659,000    26.6      550,000    31.5      109,000    19.8
  Selling ....................     291,000    11.7      311,000    17.8      (20,000)   (6.4)
  General and Administrative .     425,000    17.1      429,000    24.6       (4,000)   (0.9)
                                ----------   -----   ----------   -----   ----------
                                 2,459,000    99.1    2,182,000   125.0      277,000    12.7
                                ----------   -----   ----------   -----   ----------
EBITDA .......................      22,000     0.9     (437,000)  (25.0)     459,000   105.0
Depreciation and
    amortization .............     291,000    11.7      288,000    16.5        3,000     1.0
                                ----------   -----   ----------   -----   ----------
Loss from operations .........    (269,000)  (10.8)    (725,000)  (41.5)     456,000    62.9
Interest and other  expense ..      58,000     2.4       37,000     2.1       21,000    56.7
                                ----------   -----   ----------   -----   ----------
Net loss .....................    (327,000)  (13.2)    (762,000)  (43.6)     435,000    57.1
                                ----------   -----   ----------   -----   ----------
Equivalent Units (end of per.)     142,000               71,000               73,000   102.8
ARPU* ........................  $     4.78           $     6.12           $    (1.34)  (21.9)

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

Recent unit growth has resulted from factors which include:

            o Increased penetration of transmission-only services (see below)

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

      Service cost includes transmission site rentals, telephone interconnect services, message dispatch costs, and the costs (mostly personnel-related) of the Company's engineering function. The increases in service costs during 1997 are primarily attributable to increased message dispatch costs resulting from continued alphanumeric penetration offset in part by a decrease in telephone interconnect service costs resulting from the Telecommunications Act of 1996. However, other provisions of the Telecommunications Act, when they become effective, could partially or fully offset such decreases.

      Equipment sales increased during the 3rd quarter of 1997 as compared to the same quarter in 1996 due to new product introductions by the Company's supplier (Motorola) as well as price increases by certain competitors. However, equipment sales and cost of equipment sold declined in the nine months of 1997 as compared to the same period in 1996 as the Company sold fewer pagers. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit. The Company has elected not to match more aggressive pricing offered to certain resellers by its competitors. Management does not believe that such deep discounts can be justified by potential incremental service revenue gains. Management believes that the recent increase in pager sales by the Company reflects the fact that certain competitors are reducing the discounts offered on equipment.

      Selling expenses decreased during the third quarter and for the first nine months of 1997 as compared to the year earlier periods as a result of the elimination of the position of Vice President Sales and Marketing during 1996 and due to one-time promotional expenses incurred in the second quarter of 1996.

      Decreased general and administrative expense during the third quarter and for the first nine months of 1997 as compared to the year earlier periods, resulted from reductions in MIS headcount and professional fees, partially offset by salary increases, an increased headcount in accounting and collections, and the addition of a new Executive Vice President/General Manager in June 1996.

      EBITDA reflects the Company's earnings (excluding interest and non-operating items) before taxes, depreciation and amortization, and measures the Company's operating cash flows, which the Company considers to be a significant measure of performance. EBITDA is commonly used in the paging industry and by financial analysts and others who follow the industry to measure operating performance, but should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. EBITDA improved significantly during the third quarter and for the first nine months of 1997 reflecting the fact that the increase in service revenue exceeded the resulting increase in service costs. In addition, EBITDA was positively impacted by various operational changes undertaken as a result of management's assessment during the second half of 1996 of the Company's operations. Now that the Company's paging systems are built-out, increases in service revenues should not result in proportional increases in operating expenses.

      Interest expense primarily reflects the Company's equipment financing with Motorola and has increased as a result of 1996 and 1997 capital expenditures.

      Depreciation increased as the Company put into service equipment purchased for the final portion of the Corridor System as well as a Metro System upgrade described below. Additionally, in recognition of the faster pace of product obsolescence in the telecommunications industry, the Company is depreciating this equipment more rapidly than in the past.

      Net loss decreased consistent with the improvement in EBITDA noted above, partially offset by increased depreciation and interest expense.

Liquidity and Capital Resources

      By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation and marketing of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system.. At this point the Company anticipates that it will from time to time make substantial capital expenditures to upgrade its systems to assure that they are technologically current, but the level of such expenditures should be less than those associated with the initial construction of its systems. So far in 1997, the Company has incurred approximately $750,000 of capital expenditures for technological upgrades, substantially all of which was financed by Motorola.

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

      In connection with the restructuring of the Company's loan, the Company agreed that if it were unable to meet the revised financial covenants, it would grant Motorola warrants to purchase up to 180,000 shares of Common Stock exercisable at a price of one cent per share, and engage an investment banker to liquidate the Company. Management believes that if the Company's business continues to improve as it has during the past year, it will meet the revised financial covenants in the Motorola loan.

      Since the Motorola restructuring, the Company's revenues and EBITDA have continued to improve on a quarter-to-quarter basis. In fact, the Company generated cash from operations during the quarter ended September 30, 1997, though it still operated at a loss. Management intends to continue to focus on the Company's core business in an effort to increase revenue until the Company is generating free cash flow from operations and, eventually, operating profitably. The Company's ability to continue to increase its revenue will be affected by various factors over which the Company has no control, including price and product competition by the Company's competitors or a general slowing of the economy in the territory served by the Company's systems.

PART II. OTHER INFORMATION

            None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PAGING PARTNERS CORPORATION


                                      /s/ Jeffrey M. Bachrach
                                      ------------------------------------------
Dated: November 3, 1997               By: Jeffrey M. Bachrach
                                          Vice President and Principal Financial
                                          and Accounting Officer