Form 10KSB
period 1997-12-31
PAGING PARTNERS CORP
filed 1998-03-31
CIK 920854

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended December 31, 1997.

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

       Registrant's telephone number, including area code: (732) 409-7088

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_| Yes |X| No

      The revenues of registrant for the fiscal year ended December 31, 1997 were approximately $9,069,000.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 20, 1998, was approximately $4,440,000 based upon a last sales price of $1.563

      As of March 20, 1998, there were 6,301,000 shares of the registrant's Common Stock outstanding.

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

      The Company also obtained licenses from the FCC for a third 900 MHz frequency covering most of the I-95 Northeast Corridor. The Company entered into a sharing agreement with another carrier which was granted licenses for the frequency covering substantially the same territory. Pursuant to this sharing agreement, the Company may use up to 50 percent of the available air-time.

      From inception, the Company's principal operating strategy has been to act as a wholesaler and market access to its paging systems exclusively to paging service companies, retailers, and other third parties which, in turn, directly solicit and service subscribers. In addition, the Company solicits private network operators, radio common carriers and other service providers (collectively, with the paging service companies, retailers and other parties described in the preceding sentence, "Resellers"), which have a need for access to transmission facilities in the territories served by the Company's Systems. This strategy permits the Company to operate with less personnel than vertically integrated paging companies. In addition, this strategy removes the threat of competition between the Company and substantially all of its Resellers which, management believes, makes Resellers more likely to sell the Company's services than those of vertically integrated paging companies, though there can be no assurance that this, in fact, is the case.

       Another key strategy of the Company has been to concentrate on providing high quality data and information transmission services targeted toward "higher end" pagers which receive alphanumeric messages (i.e., messages consisting of both numbers and letters). One aspect of this strategy has been the Company's focus on developing technologically advanced systems designed for alphanumeric paging services. Another has been the Company's efforts to supply its Resellers with multiple "information streams" to be marketed to subscribers. Successful marketing of alphanumeric services requires the ability to deliver a signal which will not be corrupted and the development of a system and software which can format and transmit large quantities of information received from multiple sources. The Company's Metro and Corridor systems were designed and constructed to address the needs of alphanumeric subscribers. The success of the Company's efforts to stress its alphanumeric capabilities is evidenced by the fact that the proportion of alphanumeric pagers which it services far exceeds the proportion of alphanumeric pagers in service throughout the industry.

      The Company's emphasis on alphanumeric services is highlighted by its AlphaPlus(R) software and services, and its agreement with Motorola whereby the Company broadcasts over its systems branded information services made available to it by Motorola such as ESPNET-To-Go(TM). AlphaPlus allows subscribers to select from information services provided by the Company (such as customized message dispatch, traffic, sports, weather, financial updates, and news headlines), the content to be received by their pagers.

      Another element of the Company's strategy is its willingness to adapt its transmission facilities for applications demanded by the marketplace. Because the Company acts as a wholesaler, it does not dictate the services offered subscribers or the uses made of its Systems by parties with a need for bulk paging. By maintaining flexible, technologically advanced Systems, the Company hopes to be able to satisfy the evolving needs of the wireless marketplace.

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

      Digital display paging service, which was introduced by the paging industry over 10 years ago, today represents a majority of the pagers in service. Alphanumeric display service, introduced in the mid-1980s, constitutes a relatively small portion of the pagers in use, primarily due to the difficulty of accurately inputting the message to be delivered and in ensuring accurate receipt of the message by the subscriber's pager. The success of the Company's focus on alphanumeric services is evidenced by the fact that of the pagers served by the Company, 25% are alphanumeric as compared to an industry average of approximately 13%.

      Traditionally, the message to be delivered to an alphanumeric pager was transcribed by an operator of the paging company during a telephone conversation with the party desiring to send the message. Today, a properly equipped facility, such as the Company's, permits callers to input messages directly into the transmission system either by using a personal computer equipped with a modem or a dedicated input device such as an AlphaMate(TM) manufactured by Motorola. For parties lacking such equipment, the Company links its subscribers to a dispatch center selected by the subscriber which will input a message into the Company's systems when a party calls the subscriber's pager telephone number seeking to send an alphanumeric message. To ensure that data transmitted is received accurately by the subscriber's pager, the Company designs and operates its system so that its transmitters send out a synchronized radio signal. This reduces interference and increases the probability that the message will be received accurately.

      During the Spring of 1998, the Company plans to introduce another message delivery mechanism - AlphaPlus(R) E-mail. A subscriber selecting this service will have the ability to receive his E-mail on his pager while it is simultaneously being forwarded to his usual E-mail address.

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

      As part of its AlphaPlus(R) service, the Company transmits a variety of information services which Resellers can sell to their subscribers. This service allows subscribers to receive information on their alphanumeric pagers which they can review at their convenience. Currently, the information provided by the Company includes headline news stories, hourly financial updates, sports scores and a variety of other "infotainment" items purchased by the Company from various third party information providers. The Company provides additional premium information services, including more detailed sports, weather, financial, traffic and emergency information, which Resellers can sell to individual subscribers. The Company has entered into an arrangement with Motorola's InfoPower Division whereby the Company makes available branded information services developed by Motorola through its alliance with leading information service providers. The Company currently offers ESPNET-To-Go(TM) service under this arrangement. InfoPower and Paging Partners are also testing a Web-based product which will allow customers already subscribing to an information service package to modify the content of their information package by selecting different options on the Company's website. This would allow subscribers to opt to receive different information streams, including localized service such as town news, school bulletin board, and local weather without incurring transaction costs for the Company or themselves. The Company intends to transmit additional information services as they are made available by Motorola, as well as services supplied by other providers, including SportsBox and ScoreQuest. ScoreQuest's offerings include FastTrax and Daily Racing Form(R) information services.

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

      Resellers which rely upon the Company exclusively for transmission services are typically given direct electronic access to the Company's facilities. In addition, these Resellers typically operate their own switching equipment and procure their own telephone numbers. Day-to-day servicing of these accounts requires minimal intervention by the Company's personnel. Consequently, by marketing to these Resellers, the Company increases its revenue with little incremental costs.

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

      Management believes that Resellers are attracted to the Company because of the quality of coverage provided by its paging systems, the computerized nature of the Company's operations, which allows the Reseller 24-hour access to its accounts, and the responsiveness of the Company to each of its Resellers. As part of its marketing efforts, the Company conducts seminars for Resellers, potential Resellers and other interested members of the paging industry. These programs give the Company an opportunity to maintain contact with its Resellers. Further, they afford the Company the opportunity to update Resellers on service enhancements available. The Company provides technical, marketing, sales and operations support to its Resellers and will participate with Resellers in their efforts to solicit large volume subscribers. The Company employs sales representatives to directly solicit Resellers in their respective territories.

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

      The Company is not dependent on any single Reseller. No single Reseller accounted for more than 5% of the Company's gross revenues during 1996 or 1997.

Sources of Equipment

      The Company does not manufacture any of the equipment used in its operations, all of which are available from a variety of sources. Due to the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment, the Company has been able to design its paging networks so as not to be dependent upon any single source for such equipment. The Company periodically evaluates its purchasing arrangements for pagers to be sure that the equipment it is offering to its Resellers is current and is available at appropriate prices.

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

      To increase the visibility of its AlphaPlus(R) services, the Company entered into an agreement with Motorola whereby the Company will make available to subscribers branded information services developed by Motorola through its alliances with leading service providers. The first of these services, ESPNET.To.Go(TM), was made available in May 1996. During the Spring of 1998, the Company plans to introduce Alpha Plus(R) E-Mail. A subscriber selecting this service will have the ability to receive his E-mail on his pager while it is simultaneously being forwarded to his usual E-mail address.

      The Company's Systems currently allow a Reseller to select the enhancements offered by the Company at the initial programming of a pager or at any time thereafter. The Company and Motorola's InfoPower Division are currently testing a Web-based product which will allow subscribers to the Company's System to modify the content of their information package by selecting different options on the Company's WebSite. This should increase the market appeal of alphanumeric pagers.

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

Competition

      The Company faces intense competition from operators of other wireless transmission systems in its efforts to recruit Resellers. Such competition is based upon price, as well as on the quality and variety of services offered, and the geographic area covered. The Company's Resellers in turn face intense competition from operators of other wireless message transmission systems as well as the Resellers representing such systems. Many of the competitors of the Company and its Resellers, which include local, regional and national paging companies, possess greater financial, technical and other resources than the Company. Certain competitors offer wider coverage than does the Company and certain competitors follow a low-price discounting strategy to expand market share.

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

Regulation

      The Company's paging operations are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended ("the Communications Act") and the Telecommunications Act of 1996. The Company is required to obtain licenses from the FCC to use the radio frequencies necessary for its paging operations. These authorizations specify the particular locations and frequencies authorized for use by the Company and set forth technical parameters such as power, tower height and antenna specifications under which the Company is permitted to use its frequencies.

      The Company's current frequencies are in the 900 MHz band and its operations are governed under the Commission's Rules covering commercial mobile radio services ("CMRS"). CMRS licensees must provide interconnection upon reasonable request, must not engage in any unreasonably discriminatory practices and are subject to complaints regarding any unlawful practices. The Company is also subject to provisions that authorize the FCC to provide remedial relief to an aggrieved party upon finding of a violation of the Communications Act and related customer protection provisions.

      The Company's FCC licenses are issued for ten years. At the end of the ten year term, the Company must file applications for renewal of its authorizations. The Company can expect renewal if it has met minimum service requirements. While there can be no assurance that any future renewal applications filed by the Company will be approved, based upon its experience to date, the Company knows of no reason to believe that such renewal applications would not be routinely approved.

      The Communications Act requires prior FCC approval for the transfer of control of a Company that holds FCC radio licenses as well as prior consent to the assignment of such licenses to another entity. Although there can be no assurances that any such future applications filed by the Company will be approved or acted upon in a timely manner by the FCC, the Company, based on its past experience, knows of no reason to believe that any future transfer or assignment applications would not be ultimately approved.

      The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") imposed a structure of regulatory fees which the Company is required to pay with respect to its licenses. The Company believes that these regulatory fees will not have a material adverse effect on the Company's business.

      The Communications Act also limits foreign ownership in FCC licensed CMRS entities to no more than twenty percent (20%) direct ownership and, without Commission consent, no more than twenty-five (25%) indirect ownership. However, as the result of the World Trade Organization ("WTO") Agreement on Basic Telecommunications Service entered into February 15, 1997 and effective February 5, 1998, the Commission liberalized foreign participation in the U.S. telecommunications market by action taken November 25, 1997. This action allows for an expedited process of approving indirect ownership over the 25% level for WTO signatories.

      The FCC, under the Communications Act, also has authority to revoke or modify licenses issued by it. Any such revocation can only occur after notice and opportunity for hearing based upon egregious misconduct by the licensee. No license of the Company has ever been revoked or modified involuntarily.

      Paging authorizations, such as those held by the Company, have traditionally been issued on a site-specific basis. However, the FCC, on February 19, 1997, adopted an Order looking to fundamental changes in its regulation of the paging industry. Specifically, the FCC will, in the future, issue most paging licenses on a geographic basis. The FCC has defined these as Economic Areas ("EAs"). The future licensees will be given operating authority on particular frequencies within these geographic areas, subject only to protection of incumbent operators from interference. The FCC proposes to award these future paging licenses by competitive bidding (Auctions). The Company, as an incumbent licensee, will be entitled to interference protection from such auction winners for its existing operations. However, the Company's ability to expand its service territories will be affected by these new policies.

      Because the auctions are new to paging, the Company cannot predict their impact on its business. Initially, auctions or competitive biding may increase the Company's cost of obtaining authorizations from the FCC. The FCC's new wide-area licensing and auction Rules may also serve as a barrier to new participants to the paging industry. On the other hand, the more flexible licensing scheme should save on application costs associated with making changes to facilities within the wide area should the Company be successful and bid for wide areas or within its incumbent geographic areas. On the other hand, if the Company is not a winner in the auctions for broad geographic areas, its ability to expand its service territories will be affected by these new policies.

      In the future, the Congress may modify or amend the Communications Act and the FCC may modify its Rules or Policies in ways that could have a material adverse effect on the Company's business. Such actions may effect the scope and manner of the Company's operations and delivery of its service. It could lead to increased competition in the paging industry. Other changes may have a positive impact on the Company. For example, under the 1996 Amendments to the Communications Act, local exchange carriers are prohibited from charging paging carriers for the "transport and termination" of local exchange carrier originated traffic. This has already led to substantial savings for the Company. In addition, paging carriers may be entitled to compensation from other telecommunications carriers that terminate a call on a paging network. This could lead to additional revenue for the Company. Of course, the Company cannot predict the final outcome of any FCC proceedings, any court challenges to any FCC Rules or Policies or predict what Congress may, in the future, propose in the way of changes to the telecommunications laws.

      In connection with state regulations, under the amendments to the Communications Act included in the Budget Act, the Congress preempted state and local rate and entry regulation of all CMRS providers. Entry regulation typically refers to the process whereby an entity's right to provide service in a particular market is subject to the prior approval by a regulatory body such as the state public service commission. Rate regulation traditionally concerns the amount, terms and conditions that an operator may charge for its services. These items were usually included in tariffs subject to approval by the state regulatory body. While state and local regulatory bodies have been preempted from rate and entry regulation, they may still regulate other aspects of the Company's service offerings. This apparently has not created any burdensome state or local regulation since the enactment of the 1993 Budget Act. However, there can be no assurances that state and local governments will not attempt in the future to expand their regulatory scope.

      The Company is subject to the state and local laws applicable to any business enterprise. The 1996 Amendments to the Communications Act, however, have limited the application of state and local zoning regulations requiring that they not be unreasonably discriminatory among providers of functionally equivalent wireless services and shall not have the effect of prohibiting the provision of wireless services.

      The foregoing description of certain regulatory considerations does not purport to be a complete summary of all present federal and state regulatory requirements nor of all proposed legislation and regulations pertaining to the Company's present operations.

Employees

      As of March 20, 1998, the Company had 28 full-time and four part-time employees. The Company believes that its relationships with its employees are generally good.

ITEM 2. PROPERTY

      The Company's principal office is located in approximately 4,300 square feet of leased space at Freehold Office Plaza, 4249 Route 9 North, Building 2, Freehold, New Jersey. The fixed rent on the lease, which expires August 31, 1999, is currently approximately $76,000 per year. The fixed rent will increase approximately 6% on September 1, 1998. In addition to fixed rent, the lease requires the Company to pay its proportionate share of certain maintenance expenses and any increase in real estate taxes and insurance costs. The Company leases approximately 230 locations for its transmitters on commercial broadcast towers, buildings and other fixed structures. In addition, the Company leases space in New York, Pennsylvania, Maryland, and Massachusetts, primarily to house equipment related to its paging systems. The rental payable for such leases, together with those for the Company's transmitter locations, aggregated approximately $140,000 per month, as of December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded over the counter on the NASDAQ SmallCap Market under the Symbol PPAR. In April 1997, the Company's Warrants were delisted from NASDAQ due to an absence of market makers for this security. Over the counter market quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions. The quarterly high and low bid prices for the Company's Common Stock and Warrants for the past two years as reported by the National Association of Securities Dealers, Inc., are as follows:

Common Stock:     1997                Common Stock:       1996

   Quarter     High        Low       Quarter           High          Low

First Quarter   2 1/16      3/4      First Quarter     3 1/2         2 3/4
Second Quarter  1 11/16     11/16    Second Quarter    3 3/8         2 1/2
Third Quarter   1 11/16     1        Third Quarter     3 3/8         1 3/8
Fourth Quarter  1 1/2       1        Fourth Quarter    3 1/4         3/4

Warrants:

   Quarter      High        Low      Quarter           High          Low

First Quarter   1/4         1/32     First Quarter     1 3/16        3/4
Second Quarter  ---         ---      Second Quarter    1 1/8         5/8
Third Quarter   ---         ---      Third Quarter     3/4           3/8
Fourth Quarter  ---         ---      Fourth Quarter    11/16         1/16

      On March 20, 1998, the closing bid price of the Company's Common Stock was $1.563. As of March 20, 1998, there were approximately 100 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that there are at least 1,000 beneficial holders of the Company's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

      The Table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues and changes therein for the years ended December 31, 1997 and 1996. The table also presents certain key operating statistics (unaudited) for the same periods.

                                        1997                   1996                  Change
                                    $           %          $          %           $          %
Revenues:
  Service                       7,012,000     77.3     4,950,000     71.7     2,062,000     41.7
  Equipment Sales               2,057,000     22.7     1,960,000     28.3        97,000      4.9
                               ----------    -----    ----------    -----    ----------    -----
  Total Revenue                 9,069,000    100.0     6,910,000    100.0     2,159,000     31.2
                               ----------    -----    ----------    -----    ----------    -----
Operating Expenses:
  Service                       4,135,000     45.6     3,416,000     49.4       719,000     21.0
  Cost of Equipment Sold        2,270,000     25.0     2,136,000     30.9       134,000      6.3
  Selling                       1,123,000     12.4     1,250,000     18.1      (127,000)   (10.2)
  General and Administrative    1,588,000     17.5     1,608,000     23.3       (20,000)    (1.2)
                               ----------    -----    ----------    -----    ----------    -----
                                9,116,000    100.5     8,410,000    121.7       706,000      8.4
                               ----------    -----    ----------    -----    ----------    -----

EBITDA                            (47,000)    (0.5)   (1,500,000)   (21.7)    1,453,000     96.9
Depreciation and
    Amortization                1,170,000     12.9     1,056,000     15.3       114,000     10.8
                               ----------    -----    ----------    -----    ----------    -----
Loss from operations           (1,217,000)   (13.4)   (2,556,000)   (37.0)    1,339,000    (52.4)
Interest  expense                 200,000      2.2       160,000      2.3        40,000     25.0
                               ----------    -----    ----------    -----    ----------    -----

Net loss                       (1,417,000)   (15.6)   (2,716,000)   (39.3)    1,299,000     47.8
                               ----------    -----    ----------    -----    ----------    -----

Equivalent Units (end of year)    151,000                 83,000                 68,000     81.9
ARPU*                                4.99                   5.73                   (.74)   (12.9)

* Average (monthly) service revenue per unit.

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

      Recent unit growth has resulted from factors which include:

            o Increased penetration of transmission-only services (see below)

            o Overall wireless messaging industry growth, particularly in the Company's target market sector - alphanumeric (as opposed to numeric) messaging.

            o Increased penetration of add-on services to alphanumeric messaging (message dispatch, sports, business and news offerings)

            o Improved responsiveness to industry price competition in a selective manner through price simplification and discounting incremental units in service.

            o     Upgraded sales force.

             The Company reports its units in service on the basis of "(equivalent) units in service". Certain of the Company's customers are serviced and billed on a measurement basis other than one which relates to the number of units in service. In such case the number of units reported is based upon the monthly revenue received converted into units at the lowest unit pricing given to any of PPC's customers for equivalent service. The number of units in service excludes subscribers receiving AlphaPlus (R) data services but not subscribing to basic paging services.

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

      Equipment sales increased during 1997 as compared to 1996 due to new product introductions by the Company's supplier (Motorola) as well as price increases by certain competitors. These changes occurred during the second half of 1997. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit.

      Selling expenses decreased in 1997 as compared to 1996 as a result of the elimination of the position of Vice President Sales and Marketing during 1996 and due to one-time promotional expenses incurred in the second quarter of 1996 which were not repeated in 1997.

      Decreased general and administrative expense as compared to 1996 resulted from reductions in MIS headcount and professional fees, partially offset by salary increases, an increased headcount in accounting and collections, and the addition of a new Executive Vice President/General Manager in June 1996.

      EBITDA reflects the Company's earnings (excluding interest and non-operating items) before taxes, depreciation and amortization and measures the Company's operating cash flows, which the Company considers to be a significant measure of performance. EBITDA is commonly used in the paging industry and by financial analysts and others who follow the industry to measure operating performance, but should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. EBITDA improved significantly during 1997 reflecting the fact that the increase in service revenue exceeded the resulting increase in cost of service. Now that the Company's paging systems are built-out, increases in service revenues should not result in proportional increases in operating expenses.

      Interest expense primarily reflects the Company's equipment financing with Motorola and has increased as a result of 1996 and 1997 capital expenditures.

      Depreciation increased as the Company put into service equipment purchased for the final portion of the Corridor System as well as the Metro System upgrade described below.

      Net loss decreased consistent with the improvement in EBITDA noted above, partially offset by increased depreciation and interest expense.

Year 2000

      Much of the Company's operating software was designed specifically for use by the Company. As the services provided by the Company change, certain underlying programs are updated. The Company's MIS personnel have informed the Board of Directors that the code for all such updates is written to be "Year 2000 compliant". MIS personnel have further informed the Board that they have investigated the balance of the underlying programs and have identified the remaining programs requiring revision to become "Year 2000 compliant." They have estimated that such revision can be completed before the end of 1998 without material disruption to completion of the Company's normal MIS functions.

Liquidity and Capital Resources

      By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation and marketing of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system. At this point the Company anticipates that it will from time to time make substantial capital expenditures to upgrade its Systems to assure that they are technologically current, but the level of such expenditures should be less than those associated with the initial construction of its system. During 1997, the Company incurred approximately $750,000 of net capital expenditures primarily for technological upgrades of the Metro System, substantially all of which was financed by Motorola.

      In March 1997, to supplement its cash position and satisfy the concerns of Motorola, the Company completed a private placement of its stock from which it derived net proceeds of $500,000. Concurrently, Motorola agreed to restructure the Company's loan to eliminate principal payments during the first half of 1997 and to reduce the amount of the principal payments by approximately $10,000 per month below their original level during the second half of 1997. In connection with this restructuring, Motorola also agreed to amend certain financial covenants to be consistent with the Company's current business plan. In addition to rescheduling the principal payments due under the Company's loan, Motorola also increased the amount available under this credit line from $1.5 million to $2.27 million. In connection with the restructuring of the Company's loan, the Company agreed that if it were unable to meet the revised financial covenants, it would grant Motorola warrants to purchase up to 180,000 shares of Common Stock exercisable at a price of one cent per share, and engage an investment banker to liquidate the Company.

      Since the Motorola restructuring, the Company's revenues and EBITDA have continued to improve on a quarter-to-quarter basis. In fact, although it operated at a loss, the Company generated cash from operations in each of the quarters ended September 30, 1997 and December 31, 1997. Management intends to continue to focus on the Company's core business in an effort to increase revenue until the Company is generating free cash flow from operations and, eventually, operating profitably. The Company's ability to continue to increase its revenue will be affected by various factors over which the Company has no control, including price and product competition by the Company's competitors or a general slowing of the economy in the territory served by the Company's systems.

      It is possible that the Company's revenues will not grow sufficiently to enable the Company to meet the increasing EBITDA covenant in the Motorola loan agreement, even though the Company might be generating sufficient cash from operations to make the required interest and principal payments. If the Company fails to meet its EBITDA covenant, it can cure the default by obtaining a capital contribution or a subordinated loan in the amount of the deficiency. Management anticipates that the Company will be able to obtain subordinated debt or equity sufficient to satisfy any EBITDA deficiency which might occur in the immediate future. Any issuance of equity to satisfy the Motorola loan covenants could dilute the interests of the Company's current shareholders.

      Certain statements contained in this discussion of the Company's operating results and financial condition are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based upon assumptions and are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expectations. Among the factors that could impact upon the Company's results are aggressive price competition in the paging industry, rapid technological change in the wireless industry, and the performance of the Company's wireless systems.

NASDAQ Listing

      The Company received a letter from NASDAQ dated March 16, 1998 advising of a concern regarding the continued listing of the Company's common stock on the NASDAQ SmallCap Market. To be eligible for continued listing, the Company's Common Stock must maintain a minimum bid price of $1.00. Based upon its review of the price data during the thirty consecutive trading days ended March 13, 1998, NASDAQ concluded that the Company's Common Stock failed to meet the minimum bid requirement.

      The Company has ninety days in which to regain compliance with the minimum bid price requirement, which will be deemed satisfied if the Company maintains a closing bid price of $1.00 or more for ten consecutive trading days. Management believes that the issuance of the NASDAQ letter was an error. The Board of Directors is considering what action, if any, to take in an effort to cause the Company's common stock to comply with the minimum bid requirement. The Company has until June 16, 1998 to request a hearing to stay the delisting process.

ITEM 7. FINANCIAL STATEMENTS - See Index to Financial Statements, Page 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not Applicable.

                           PAGING PARTNERS CORPORATION
                                      INDEX

Report of Independent Certified Public Accountants..........................  15

Balance Sheet...............................................................  16

Statements of Operations....................................................  17

Statements of Changes in Stockholders' Equity...............................  18

Statements of Cash Flows....................................................  19

Notes to Financial Statements...............................................  20

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Paging Partners Corporation
Freehold, NJ


We have audited the accompanying balance sheet of Paging Partners Corporation as of December 31, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paging Partners Corporation as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


/s/Berenson & Company LLP
-------------------------

New York, NY
January 23, 1998

                           PAGING PARTNERS CORPORATION

                                  BALANCE SHEET

                               December 31, 1997

Assets

        Current Assets:

             Cash and Cash Equivalents .......................................................    $    752,000
             Accounts Receivable (Net of Allowances of $61,000)  .............................         522,000
             Inventory .......................................................................         106,000
             Other Current Assets ............................................................         194,000
                                                                                                  ------------
                    Total Current Assets .....................................................       1,574,000

             Property and Equipment ..........................................................       4,608,000
             Licenses (Less Accumulated Amortization of $775,000) ............................         541,000
                                                                                                  ------------
                                                                                                  $  6,723,000
                                                                                                  ============

Liabilities

        Current Liabilities:

             Current Maturities of Notes Payable .............................................    $    384,000
             Accounts Payable and Accrued Expenses ...........................................         989,000
                                                                                                  ------------
                    Total Current Liabilities ................................................       1,373,000

             Notes Payable (Less Current Maturities) .........................................       1,590,000
                                                                                                  ------------
                                                                                                     2,963,000
                                                                                                  ------------

             Commitments

Stockholders' Equity

             Common Stock, $.01 Par Value, 20,000,000 Shares Authorized ......................          63,000
             Preferred Stock, $.01 Par Value, 1,000,000 Shares Authorized (none issued) ......             -0-
             Additional Paid-In Capital ......................................................      12,643,000
             Accumulated Deficit .............................................................      (8,946,000)
                                                                                                  ------------
                                                                                                     3,760,000
                                                                                                  ------------

                                                                                                  $  6,723,000
                                                                                                  ============

The accompanying notes to financial statements are an integral part hereof.

                           PAGING PARTNERS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------
 Revenues:
       Service .................................    $ 7,012,000     $ 4,950,000
       Equipment sales .........................      2,057,000       1,960,000
                                                    -----------     -----------
                                                      9,069,000       6,910,000
                                                    -----------     -----------
 Expenses:
       Service .................................      4,135,000       3,416,000
       Cost of equipment sold ..................      2,270,000       2,136,000
       Selling .................................      1,123,000       1,250,000
       Administrative ..........................      1,588,000       1,608,000
                                                    -----------     -----------
                                                      9,116,000       8,410,000
                                                    -----------     -----------
Loss from operations before depreciation
   and amortization ............................        (47,000)     (1,500,000)
Depreciation and amortization ..................      1,170,000       1,056,000
                                                    -----------     -----------

Loss from operations ...........................     (1,217,000)     (2,556,000)

Interest expense ...............................        200,000         160,000
                                                    -----------     -----------

NET LOSS .......................................    $(1,417,000)    $(2,716,000)
                                                    ===========     ===========

 NET LOSS PER COMMON SHARE .....................    $     (0.23)    $     (0.50)
                                                    ===========     ===========

 Weighted average common shares outstanding ....      6,180,000       5,371,000
                                                    ===========     ===========

The accompanying notes to financial statements are an integral part hereof.

                           PAGING PARTNERS CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Additional
                                                  Common Stock               Paid-In          Accumulated
                                           Shares            Amount          Capital             Deficit
                                         ----------         -------        -----------        -----------
Balance  December 31, 1995 ......         4,800,000         $48,000        $10,663,000        $(4,813,000)

Net proceeds of private placement           857,000           9,000          1,291,000
Net loss ........................                                                              (2,716,000)
Other ...........................            16,000               0             90,000
                                         ----------         -------        -----------        -----------
BALANCE  DECEMBER 31, 1996 ......         5,673,000          57,000         12,044,000         (7,529,000)

Net proceeds of private placement           541,000           5,000            495,000
Net loss ........................                                                              (1,417,000)
Other ...........................            87,000           1,000            104,000
                                         ----------         -------        -----------        -----------
BALANCE  DECEMBER 31, 1997 ......         6,301,000         $63,000        $12,643,000        $(8,946,000)
                                         ==========         =======        ===========        ===========

The accompanying notes to financial statements are an integral part hereof.

                              PAGING PARTNERS CORPORATION

                                STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                    --------------------------------
                                                                        1997                1996
                                                                        ----                ----
Cash flows from operating activities:
      Net loss .............................................        $(1,417,000)        $(2,716,000)
      Adjustments to reconcile net loss to net
        cash provided (used) by operating activities:
          Depreciation .....................................          1,038,000             928,000
          Amortization .....................................            132,000             128,000
          Noncash compensation .............................                -0-              34,000
      Changes in operating assets and liabilities:
           Decrease in accounts receivable net
             of allowances and deferred revenue ............             33,000              41,000
           Increase in other current assets ................           (125,000)            (12,000)
           (Increase) decrease in inventory ................            (13,000)            289,000
           Increase in accounts payable and accrued expenses            471,000             269,000
                                                                    -----------         -----------

          Net cash provided (used) by operating activities .            119,000          (1,039,000)
                                                                    -----------         -----------

Cash flows from investing activities:
      Acquisition of property, equipment and licenses ......           (213,000)           (292,000)
                                                                    -----------         -----------

          Net cash used by investing activities ............           (213,000)           (292,000)
                                                                    -----------         -----------

Cash flows from financing activities:
      Net proceeds from private equity placement ...........            500,000           1,300,000
      Proceeds from stock option exercise ..................              9,000              46,000
      Repayment of notes payable ...........................           (170,000)            (61,000)
                                                                    -----------         -----------

          Net cash provided by financing activities ........            339,000           1,285,000
                                                                    -----------         -----------

      Net increase (decrease) in cash and cash equivalents .            245,000             (46,000)
      Cash and cash equivalents  beginning of year .........            507,000             553,000
                                                                    -----------         -----------
      Cash and cash equivalents end of year ................        $   752,000         $   507,000
                                                                    ===========         ===========

      Supplemental disclosures of cash flow information:
          Cash paid for interest ...........................        $   200,000         $   150,000
          Debt incurred for the purchase of equipment ......            741,000             540,000
          Common stock issued in exchange for services .....             96,000                 -0-
          Other ............................................                -0-              10,000

The accompanying notes to financial statements are an integral part hereof.

                           PAGING PARTNERS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. The Company:

   Paging Partners Corporation ("The Company") operates two paging systems providing one-way wireless messaging services in portions of ten states from New Hampshire to Virginia.

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

   Each warrant entitles the holder to purchase one share of common stock of the Company for $6.60, subject to adjustment in certain circumstances, at any time during the period commencing May 19, 1995 and ending on May 19, 1999. The Company may call the warrants for redemption, in whole or in part, at a price of $.01 per warrant at any time after they become exercisable upon 30 days' notice if the last sale price of the common stock has been at least 175% of the then exercise price of the warrants for the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

   b. Private Equity Placements

   In May 1996 the Company completed a private placement of 857,000 shares of its Common Stock for gross proceeds of $1.5 million yielding net proceeds of $1,300,000 after deduction of placement agent and professional fees, including $130,000 of placement agent fees paid to affiliates of one of the Company's directors.

   In March 1997, the Company completed a private placement of 515,000 shares of its Common Stock for gross proceeds of $532,000, yielding estimated net proceeds of $500,000 after deduction of professional fees and other expenses. 115,000 of the shares were purchased by members of the Company's Board of Directors. 26,000 additional shares of stock were issued in payment of professional fees in connection with this transaction.

                           PAGING PARTNERS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

   c. Options:

   The Company has a stock option plan (the "Plan"), pursuant to which options to purchase shares of the Company's common stock, intended to qualify as "incentive stock options", may be granted to employees and directors of the Company and independent contractors providing services to the Company. A total of 450,000 shares of common stock have been reserved for issuance under the Plan. Options are exercisable for terms of six months to ten years from the date granted. Details are as follows:

                                            Number                  Option
                                            Of Shares               Price Range
                                            ---------               -----------

         1996

         Outstanding, January 1             210,500                 $2.75 - 6.25

         Granted                            176,700                 $1.38 - 4.38

         Exercised                           16,000                 $2.88

         Cancelled                          110,600                 $2.75 - 6.00

         Outstanding, December 31           260,600                 $1.38 - 6.25

         Exercisable, December 31           129,350                 $2.75 - 6.25

         1997

         Granted                            128,500                 $0.88 - 1.38

         Exercised                           10,000                 $0.88

         Cancelled                           37,150                 $1.38 - 6.25

         Outstanding, December 31           341,950                 $0.88 - 6.25

         Exercisable, December 31           254,050                 $0.88 - 6.25

The Company continues to measure compensation cost pursuant to APB No. 25, as permitted by the Financial Accounting Standards Board (FASB) Statement No. 123. Had compensation cost been determined on the basis of FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                    1997                    1996
                                    ----                    ----

      Net Loss:
        As reported                 $(1,417,000)            $(2,716,000)
        Pro forma                   $(1,445,000)            $(2,733,000)

      Net Loss per Common Share:
        As reported                 $(0.23)                 $(0.50)
        Pro forma                   $(0.23)                 $(0.51)

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

   g. Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4. Property and Equipment:

    Transmission and other paging equipment     $6,570,000
    Telephone and computer equipment               590,000
    Other                                          134,000
                                                ----------
                                                 7,294,000
         Less accumulated depreciation           2,686,000
                                                ----------
                                                $4,608,000
                                                ==========

5. Notes Payable

   Since June 1995, Motorola has agreed to provide financing for equipment to complete the build-out of the Company's Corridor paging system and the upgrade of its Metro paging system. $1,974,000 remains due to Motorola under this arrangement as of December 31, 1997, bearing interest at the 90-day commercial paper rate +6%. Borrowings are collateralized by all of the Company's assets. This arrangement is subject to certain covenants measured by the Company's financial condition and performance.

   Principal maturities of notes payable are as follows:

   1998...........................................................   $384,000
   1999...........................................................    444,000
   2000...........................................................    504,000
   2001...........................................................    504,000
   2002...........................................................    138,000

                           PAGING PARTNERS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

6. Commitments:

   a. Leases:

   The Company leases office space, satellite transmission services, and transmitter sites both on a month-to-month basis and under noncancelable operating leases which provide for increased rentals based upon increases in real estate taxes, operating costs or selected price indices. Minimum annual rentals under leases expiring at various times through January 2006 are as follows:

      1998.............................................  $1,530,000
      1999.............................................   1,018,000
      2000.............................................     612,000
      2001.............................................     233,000
      2002.............................................     142,000
      Thereafter.....................................       284,000

   Rent expense was $1,676,000 and $1,483,000 for 1997 and 1996, respectively.

   b. Employment Agreements:

   The Company has employment agreements with four executives with total compensation due as follows:

            1998              $350,000
            1999              $ 89,000

7. Income Taxes:

The Company is permitted to recognize currently the future benefit of its net operating loss carryforwards and future tax deductions for expenses previously recorded for financial reporting purposes. At December 31, 1997, the Company had available net operating loss carryforwards of approximately $7,100,000 expiring through 2012.

As of December 31, 1997, the recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses, net of the valuation allowance, was $-0-. The sources of the deferred tax asset and the tax effect is as follows:

           Net operating loss carry forward benefit    $ 2,840,000
           Valuation allowance                         ( 2,840,000)
                                                       ------------

              Deferred tax asset                           $ - 0 -
                                                           =======

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

   The Company has a classified Board of Directors of five persons divided into three classes. Directors of each class are elected at the annual meeting of stockholders held in the year in which the term for such class expires and serve for three years. Below is the name and age of each director, the year in which he or she became a director of the Company, the year in which his or her term expires, his or her principal occupations during the last five years and any other directorships in publicly-held companies. Unless otherwise indicated, the following information is current as of March 15, 1998.

Term expired in 1996:

   Robert M. Davidoff, 71, has served as a director of the Company since its organization in February 1994. He is currently a Managing Director of Carl Marks & Co., Inc., an investment banking firm, where he has been employed since June 1950. He is also a general partner of CMNY Capital, L.P., a small business investment company founded in March 1962, and chairman of CM Capital Corporation, an investment vehicle which he founded in March 1982, both of which are affiliated with Carl Marks & Co., Inc. Mr. Davidoff serves on the Board of Directors of Hubco Exploration, Inc., Marisa Christina Corporation, Sidari Corp. and Rex Stores Corporation, all of which are publicly held.

   Richard J. Giacchi, 48, founded the Company with Leonard Fink in August 1990. He served as President of the general partner of Paging Partners, L.P., since its formation and was appointed a director and the President and Chief Executive Officer of the Company upon its organization in February 1994. From March 1986 to October 1990, Mr. Giacchi was employed as the Director of Engineering for O.R. Estman, Inc. (also known as Satellite Paging), a company which provides paging services. In this position, Mr. Giacchi's responsibilities included design, construction and maintenance of a wide-area paging system operating throughout the Northeast Corridor.

Term expired in 1997:

   Leonard D. Fink, 59, founded the Company with Mr. Giacchi in August 1990. Mr. Fink served as Secretary and Treasurer of the general partner of Paging Partners, L.P., since its formation and was appointed Chairman of the Company upon its organization in February 1994. Since August 1984, Mr. Fink has served as President of MessageBank, Inc., a privately held voice mail/telecommunications service business which he founded and continues to own. From June 1964 through February 1983, Mr. Fink served as President of Phone Depots, Inc., a radio common carrier paging business he founded and subsequently sold to Paging Network, Inc. (PageNet).

Although the terms of Messrs. Davidoff, Fink and Giacchi have already expired, they have continued to serve as directors because the Company determined not to hold annual meetings during 1996 and 1997. Their positions will be subject to election at the Company's next annual meeting.

Term expires in 1998:

   Monte Engler, 56, served as legal advisor to Paging Partners, L.P., predecessor to the Company, since its inception, and as a director of the Company since its organization. He is currently a partner at the law firm of Phillips Nizer Benjamin Krim & Ballon LLP specializing in telecommunications matters, where he has worked since November 1984. Mr. Engler serves as the attorney for the New York State Radio Common Carrier Association, a paging company trade association. Mr. Engler was one of the founders of and formerly counsel to the predecessor company to Cellular One, the non-wireline cellular operator in the New York metropolitan area.

   Rochelle B. King, 60, has served as an investment banker to Paging Partners, L.P., since its inception and as a director of the Company since its organization in February 1994. From January 1992 to the present, she has been a Senior Advisor to Bentley Associates, L.P., and Bentley Securities Corporation, investment banking firms. In April 1989, she established King Investment Banking Services to provide financial services and consulting to the broadcasting, media and communications industries, which she continues today. Ms. King also has served as an independent general partner in Kagan Media Partners, a Paine Webber public limited partnership.

The names of the directors and executive officers of the Company and their respective positions are as follows:

      Name                    Position
      ----                    --------

      Leonard D. Fink         Chairman of the Board of Directors
      Richard J. Giacchi      President, Chief Executive Officer and Director
      Keith J. Powell         Executive Vice President and General Manager
      Jeffrey M. Bachrach     Vice President, Chief Financial Officer, Treasurer
                                and Secretary
      Robert M. Davidoff      Director
      Monte Engler            Director
      Rochelle B. King        Director

   Set forth below is information concerning certain executive officers of the Company.

   Keith J. Powell, 43, has served as Executive Vice President and General Manager of the Company since June 1996. From April 1992 through May 1996, he was Vice President and General Manager first for PageNet of New York and then PageNet of New Jersey. From 1983 to 1992 Mr. Powell held various positions including Vice President, Marketing with the Texwipe Company, a manufacturer of engineered products for aerospace, electronics and biomedical markets.

   Jeffrey M. Bachrach, 42, has served as the Company's Vice President, Finance, and Principal Financial and Accounting Officer, since September 1994. From 1988 to December 1992, Mr. Bachrach served as the Vice President, Finance, and Principal Accounting Officer of Polymerix, Inc., a publicly held company engaged in the manufacture of plastic lumber. From January 1993 to March 1994, Mr. Bachrach was employed as the Vice President, Finance of Sadat Associates, Inc., a privately held environmental consultant. Mr. Bachrach is a certified public accountant.

Independent Directors; Committees

   In connection with NASDAQ's recent amendments to various regulations applicable to Small Cap Companies, the Board of Directors considered the relationships between the Company and each of its directors and determined that Robert Davidoff, Monte Engler, and Rochelle King are all "independent directors".

   The Company's Board of Directors maintains an Audit Committee consisting of Robert Davidoff and Monte Engler, and a Compensation Committee consisting of Robert Davidoff and Monte Engler.

Regulatory Filings

   Richard J. Giacchi and his wife each made gifts of 17,000 shares of the Company's Common Stock to their children in December 1997. Mr. Giacchi neglected to timely file the Reports required as a result of such gifts.

ITEM 10. EXECUTIVE COMPENSATION

   The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to Mr. Giacchi, the Company's Chief Executive Officer, during the years ended December 31, 1995 and 1996. Mr. Giacchi was the only employee of the Company whose compensation exceeded $100,000 during such years. In 1997, the table includes such compensation for all executive officers earning in excess of $100,000.

                           Summary Compensation Table
================================================================================
                                    Annual Compensation
                                    -------------------
--------------------------------------------------------------------------------
                                           Salary      Bonus    Other Annual
Name and Principal Position     Year       ------      -----    Compensation
---------------------------     ----        ($)         ($)     ------------
--------------------------------------------------------------------------------
Richard J. Giacchi              1997      143,000        0           ---
President and Chief
Executive Officer
--------------------------------------------------------------------------------
                                1996      146,000        0           ---

--------------------------------------------------------------------------------
                                1995      136,000        0           ---

--------------------------------------------------------------------------------
Keith J. Powell                 1997      130,000     16,000         ---
Executive Vice President
And General Manager
--------------------------------------------------------------------------------
Jeffrey M. Bachrach             1997      104,000        0           ---
Vice President,  Treasurer,
Secretary
And Chief Financial Officer
================================================================================

Compensation Arrangements

   The Company entered into five-year employment agreements with Mr. Giacchi and Mr. Fink effective May 1994. Mr. Giacchi agreed to devote his entire working time and attention to the business of the Company during the term of his Agreement. Mr. Fink agreed to devote such of his working time and attention to the business of the Company as is necessary for him to effectively perform his duties under his Agreement. Mr. Fink currently serves as President of Message Bank, Inc., a corporation which he founded and continues to own, which is engaged in the provision of voice mail services and is permitted by the terms of his agreement to continue to serve in such capacity and to engage in such other non-competing business activities as will not prevent him from performing his duties on behalf of the Company. Mr. Giacchi and Mr. Fink have agreed not to compete with the Company for a period of two years following termination of their respective employment agreements.

       Pursuant to his employment agreement, Mr. Giacchi's base compensation for the contract year ending May 1998 shall be $165,000. His compensation for the contract year ending May 1999 shall be as determined by the Compensation Committee of the Board of Directors provided that in no event will his base salary be less than $177,000 and the maximum incentive compensation that can be earned shall not be less than the maximum incentive compensation which could have been earned during the previous year. The Company also provides Mr. Giacchi with certain disability and life insurance in addition to that provided to its employees generally, and the use of an automobile. To enable the Company to preserve cash, Mr. Giacchi has agreed to defer until 1999 receipt of an aggregate of $41,000 of salary and bonus payable for services rendered in 1997 and 1996.

   Pursuant to his employment agreement, Mr. Fink will receive a salary of $55,000 for the contract year ending May 1998. Mr. Fink's compensation for the contract year ending May 1999 shall be as determined by the Compensation Committee of the Board of Directors provided that base salary will not be less than $59,000 and the maximum incentive compensation that can be earned during any year shall not be less than the maximum incentive compensation which could have been earned during the previous year. To enable the Company to preserve cash, Mr. Fink has agreed to defer until 1999 receipt of an aggregate of $52,000 of salary and bonus payable for services rendered in 1997 and 1996.

      The Company also has entered into an employment agreement with Jeffrey Bachrach. Mr. Bachrach's current employment agreement, as amended, is effective through September 30, 1998, and, if not terminated by either party, renews on a year-to-year basis thereafter. The agreement provides for an annual salary of $110,000 for the year ended September 30, 1998. In addition, the Company granted to Mr. Bachrach options to purchase an aggregate of 40,000 shares of the Company's Common Stock, exercisable at the fair market prices of the Common Stock as determined on the respective dates of grant of the options. To facilitate Mr. Bachrach's exercise of his stock options, the Company agreed to pay to him at such time as he should choose to exercise his options exercisable during the second half of 1997 for 10,000 shares an amount equal to the exercise price of such options, $8,750 in the aggregate. Mr. Bachrach did exercise these options in July 1997. To enable the Company to preserve cash, Mr. Bachrach has agreed to defer until 1999 receipt of $9,000 in salary for services rendered in 1997 and 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 15, 1998, the Company had outstanding and entitled to vote 6,301,000 shares of Common Stock, par value $.01 per share ("Common Stock"), and 1,800,000 Common Stock Purchase Warrants ("Warrants"). In addition, the representative of the underwriters of the Company's initial public offering held options to purchase 170,000 units ("Unit"), each Unit consisting of one share of Common Stock and one Warrant, and the Company had issued an aggregate of 342,000 options, exercisable at various prices, to its employees for services rendered to the Company.

      To the knowledge of the Company the following table sets forth the ownership of the Company's Common Stock as of March 15, 1998, by each person owning more than 5% of such Common Stock, by each officer and director and by all officers and directors as a group:

                                                     Number       Percentage
                                                       of        Beneficially
           Name of Beneficial Owner                  Shares          Owned
           ------------------------                  ------          -----

    Richard J. and Celeste Giacchi (1)(2)           1,012,406        16.1%

    Leonard D. and Nancy Fink (1)(3)                1,000,372        15.9%

    Allen & Company                                   443,571         7.0%

    Dolphin Offshore Partners, L.P. (4)               609,000         9.7%

    Robert Davidoff (1)(5)                            280,168         4.4%

    Rochelle B. King (1)(6)                           140,139         2.2%

    Monte Engler (1)(7)                                57,578          *

    Keith Powell (8)                                   40,000          *

    Jeffrey Bachrach (9)                               45,000          *

    All directors and officers as a group
      (7 persons ) (2) (3) (5) (6) (7) (8) (9)      2,575,663        40.4%

----------------
* Less than 1%

(1) The business address of Mr. and Mrs. Fink, Mr. and Mrs. Giacchi, Mr. Bachrach and Mr. Powell is c/o Paging Partners, 4249 Route 9 North, Freehold, New Jersey 07728. The business address of Robert Davidoff is c/o Carl Marks & Co., Inc. 135 E. 57th Street, New York, New York 10022. The business address of Rochelle B. King is c/o Bentley Associates L.P., 1155 Avenue of the Americas, New York, New York 10036. The business address of Monte Engler is c/o Phillips, Nizer, Benjamin, Krim & Ballon LLP, 666 Fifth Avenue, New York, New York 10103.
(2) Includes (i) 501,553 shares held of record by Mr. Giacchi; (ii) 453,337 shares held of record by Mrs. Giacchi, his wife, and (iii) 57,516 shares held of record by trusts for the benefit of their minor children. Mr. and Mrs. Giacchi each disclaims any beneficial ownership of the shares held of record by the other. Excludes any shares held by Mr. Giacchi's adult children.
(3) Includes (i) 530,035 shares held of record by Mr. Fink and (ii) 470,337 shares held of record by Mrs. Fink, his wife, Mr. and Mrs. Fink each disclaims any beneficial ownership of the shares held of record by the other. Excludes any shares held by the adult children of Mr. and Mrs. Fink.
(4)  Share position is as of January 9, 1998.
(5) 235,168 of the shares attributed to Mr. Davidoff are owned by CMNY Capital I and CMNY Capital II; Mr. Davidoff is a general partner of CMNY Capital I and CMNY Capital II and disclaims beneficial ownership of such shares.
(6) Includes 7,895 shares held of record by trusts for the benefit of Ms. King's grandchildren. Excludes any shares held by Ms. King's adult children.
(7) 29,396 of such shares are held of record by Mr. Engler's wife and he disclaims any beneficial ownership thereof. Also excludes 18,182 shares held by Phillips Nizer Benjamin Krim & Ballon LLP. (See Item 12 below) as to which Mr. Engler disclaims beneficial ownership.
(8) These are shares which may be acquired pursuant to options exercisable within sixty (60) days of the date hereof.
(9) Includes 30,000 shares which may be acquired pursuant to options exercisable within (60) days of the date hereof and 2,500 shares held by Mr. Bachrach as custodian for his minor child.

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

      Monte Engler, a director of the Company, is a partner at the law firm of Phillips, Nizer, Benjamin, Krim & Ballon LLP, ("PNBK&B") which performs legal services for the Company. During 1997, PNBK&B agreed to receive 18,182 shares of the Company's Common Stock in satisfaction of accrued legal fees in the amount of $25,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   The following documents are filed as part of this report:

     Exhibit No.                   Description of Exhibit
     -----------                   ----------------------

         3.1      Amended and Restated Certificate of Incorporation of the
                  Registrant. (1)
         3.2      Revised By-Laws of the Registrant. (1)
         4.1      Form of Common Stock Certificate. (1)
         4.2      Form of Warrant Certificate. (1)
         4.3      Form of Unit Purchase Option granted to GKN Securities Corp.
                  (1)
         4.4      Warrant Agreement between Continental Stock Transfer & Trust
                  Company and the Registrant. (1)
         10.1     Revised Form of Employment Agreement between the Company and
                  Richard J. Giacchi. (1)
         10.2     Revised Form of Employment Agreement between the Company and
                  Leonard D. Fink. (1)
         10.6     Form of Employment Agreement between the Company and Jeff
                  Bachrach. (2)
         10.8     Lease dated August 11, 1994, between Freehold Office Plaza and
                  The Company, with respect to the office space at Freehold
                  Office Plaza. (2)
         10.9     1994 Incentive Stock Option Plan. (1)
         10.12    Common Stock Purchase Agreement by and among the Company,
                  Dolphin Offshore Partners, L.P., Leonard D. Fink, Richard J.
                  Giacchi, Monte Engler, and Robert Davidoff dated March 11,
                  1997. (3)
         10.13    Registration Rights Agreement dated March 11, 1997. (3)
         10.14    Second Waiver and Amendment Agreement between the Company and
                  Motorola, Inc. (3)
         10.15    Amended and Restated Promissory Note between the Company and
                  Motorola, Inc. (3)
         23       Consent of Independent Auditor (4)
         27       Summary Financial Information (4)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-76744).
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(4)  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1998

                                            PAGING PARTNERS CORPORATION
                                            (Registrant)


                                            By: /s/Richard J. Giacchi
                                                -------------------------------
                                                Richard J. Giacchi, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                          Title                         Date
     ---------                          -----                         ----

/s/Leonard D. Fink         Chairman of the Board of Directors     March 25, 1998
----------------------
Leonard D. Fink

/s/Richard J. Giacchi      President, Director and Principal      March 25, 1998
----------------------     Executive Officer
Richard J. Giacchi

/s/Jeffrey M. Bachrach     Vice President, Treasurer,             March 25, 1998
----------------------     Secretary, and Principal Financial
Jeffrey M. Bachrach        and Accounting Officer

/s/Robert Davidoff         Director                               March 25, 1998
----------------------
Robert Davidoff

/s/Monte Engler            Director                               March 25, 1998
----------------------
Monte Engler

/s/Rochelle B. King        Director                               March 25, 1998
----------------------
Rochelle B. King