Form 10QSB
period 1998-03-31
PAGING PARTNERS CORP
filed 1998-05-14
CIK 920854

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                 FORM 10 - QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________

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

            Yes |X|                           No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,000 shares of Common Stock, $.01 par value, were outstanding, as of May 1, 1998

      Transitional Small Business Disclosure Format (check one):

            Yes |_|                           No |X|

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number


PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

                  Condensed Balance Sheets                                 3

                  Condensed Statements of Operations                       4

                  Condensed Statements of Cash Flows                       5

                  Notes to Condensed Financial Statements                  6

  Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                               7

PART II.    OTHER INFORMATION                                             10


SIGNATURES                                                                11

                           PAGING PARTNERS CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                                                   March 31,    December 31,
                                                                                                    1998            1997
                                                                                                ------------    ------------
                                                                                                 (Unaudited)
Assets

        Current Assets:

             Cash and Cash Equivalents ......................................................   $    674,000    $    752,000
             Accounts Receivable (Net of Allowances of $61,000) .............................        344,000         522,000
             Inventory ......................................................................        211,000         106,000
             Other Current Assets ...........................................................        137,000         194,000
                                                                                                ------------    ------------
                    Total Current Assets ....................................................      1,366,000       1,574,000

             Property and Equipment .........................................................      4,368,000       4,608,000
             Licenses (Less Accumulated Amortization of $775,000) ...........................        508,000         541,000
                                                                                                ------------    ------------
                                                                                                $  6,242,000    $  6,723,000
                                                                                                ============    ============

Liabilities

        Current Liabilities:

             Current Maturities of Notes Payable ............................................   $    399,000    $    384,000
             Accounts Payable and Accrued Expenses ..........................................        860,000         989,000
                                                                                                ------------    ------------
                    Total Current Liabilities ...............................................      1,259,000       1,373,000

             Notes Payable (Less Current Maturities) ........................................      1,479,000       1,590,000
                                                                                                ------------    ------------
                                                                                                   2,738,000       2,963,000
                                                                                                ------------    ------------
             Commitments

Stockholders' Equity

             Common Stock, $.01 Par Value, 20,000,000 Shares Authorized .....................         63,000          63,000
             Preferred Stock, $.01 Par Value, 1,000,000 Shares Authorized (none issued) .....            -0-             -0-
             Additional Paid-In Capital .....................................................     12,643,000      12,643,000
             Accumulated Deficit ............................................................     (9,202,000)     (8,946,000)
                                                                                                ------------    ------------
                                                                                                   3,504,000       3,760,000
                                                                                                ------------    ------------
                                                                                                $  6,242,000    $  6,723,000
                                                                                                ============    ============

See accompanying note to condensed financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         1998           1997
                                                         ----           ----
Revenues:
      Service ....................................   $ 1,872,000    $ 1,471,000
      Equipment sales ............................       601,000        304,000
                                                     -----------    -----------
                                                       2,473,000      1,775,000
                                                     -----------    -----------
Expenses:
      Service ....................................     1,062,000        908,000
      Cost of equipment sold .....................       640,000        334,000
      Selling ....................................       246,000        295,000
      Administrative .............................       413,000        381,000
                                                     -----------    -----------
                                                       2,361,000      1,918,000
                                                     -----------    -----------
Income  (Loss) from operations before depreciation
   and amortization ..............................       112,000       (143,000)
Depreciation and amortization ....................       315,000        279,000
                                                     -----------    -----------
Loss from operations .............................      (203,000)      (422,000)

Interest expense .................................        53,000         42,000
                                                     -----------    -----------
NET LOSS .........................................   $  (256,000)   $  (464,000)
                                                     ===========    ===========
NET LOSS PER COMMON SHARE ........................   $     (0.04)   $     (0.08)
                                                     ===========    ===========
Weighted average common shares outstanding .......     6,301,000      5,830,000
                                                     ===========    ===========


See accompanying note to condensed financial statements.

                              PAGING PARTNERS CORPORATION

                           CONDENSED STATEMENTS OF CASH FLOWS

                                                             Three months ended March 31,
                                                             ----------------------------
                                                                 1998           1997
                                                             -----------    -----------
Cash flows from operating activities:
      Net loss ...........................................   $  (256,000)   $  (464,000)
      Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization ..................       315,000        279,000
      Changes in operating assets and liabilities ........       (17,000)       351,000
                                                             -----------    -----------
          Net cash provided by operating activities ......        42,000        166,000
                                                             -----------    -----------
Cash flows used by investing activities:
      Acquisition of property, equipment and licenses ....       (24,000)       (22,000)
                                                             -----------    -----------
Cash flows from financing activities:
      Net proceeds from private equity placement .........           -0-        500,000
      Repayment of notes payable .........................       (96,000)       (13,000)
                                                             -----------    -----------
          Net cash provided (used) by financing activities       (96,000)       487,000
                                                             -----------    -----------
      Net increase (decrease) in cash and cash equivalents       (78,000)       631,000
      Cash and cash equivalents - beginning of period ....       752,000        507,000
                                                             -----------    -----------
      Cash and cash equivalents - end of period ..........   $   674,000    $ 1,138,000
                                                             ===========    ===========

      Supplemental disclosures of cash flow information:
          Cash paid for interest .........................   $    56,000    $    40,000
          Common stock issued in exchange for services ...           -0-        120,000

See accompanying note to condensed financial statements.

                           PAGING PARTNERS CORPORATION

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

1. The Company and basis of presentation:

      The financial statements presented herein as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

      The Table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues including changes therein for the three month periods ended March 31, 1998 and 1997. The table also presents certain key operating statistics for the same periods.

                                         Three Months Ended March 31,
                                          1998                   1997                   Change
                                      $          %           $          %           $           %
Revenues:
  Service                         1,872,000    102.1     1,471,000    102.1       401,000     27.3
  Equipment Sales                   601,000     32.8       304,000     21.1       297,000     97.7
                                 ----------    -----    ----------    -----    ----------
  Total Revenue                   2,473,000    134.9     1,775,000    123.2       698,000     39.3
  Cost of Equipment                (640,000)   (34.9)     (334,000)   (23.2)     (306,000)    91.6
                                 ----------    -----    ----------    -----    ----------
                                  1,833,000    100.0     1,441,000    100.0       392,000     27.2
                                 ----------    -----    ----------    -----    ----------
Operating Expenses:
  Service                         1,062,000     57.9       908,000     63.0       154,000     17.0
  Selling                           246,000     13.4       295,000     20.5       (49,000)   (16.6)
  General and Administrative        413,000     22.5       381,000     26.4        32,000      8.4
                                 ----------    -----    ----------    -----    ----------
                                  1,721,000     93.8     1,548,000    109.9       137,000      8.6
                                 ----------    -----    ----------    -----    ----------

EBITDA                              112,000      6.2      (143,000)    (9.9)      255,000    178.3
Depreciation and amortization       315,000     17.2       279,000     19.4        36,000     12.9
                                 ----------    -----    ----------    -----    ----------

Loss from operations               (203,000)   (11.0)     (422,000)   (29.3)      219,000     51.9
Interest and other expense           53,000      2.9        42,000      2.9        11,000     26.2
                                 ----------    -----    ----------    -----    ----------
Net loss                           (256,000)   (13.9)     (464,000)   (32.2)     (208,000)    44.8
                                 ----------    -----    ----------    -----    ----------

Equivalent Units (end of per.)      160,000                103,000                 57,000     55.3

ARPU*                                 $4.03                  $5.27                 $(1.24)   (23.5)

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

      Unit growth between the first quarter of 1997 and the first quarter of 1998 resulted from factors which include:

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

      o     Upgraded sales force.

      The Company reports its units in service on the basis of "(equivalent) units in service". Certain of the Company's customers are serviced and billed on a measurement basis other than one which relates to the number of units in service. In such case the number of units reported is based upon the monthly revenue received converted into units at the lowest unit pricing given to any of the Company's customers for equivalent service. The number of units in service excludes subscribers receiving AlphaPlus (R) data services but not subscribing to basic paging services.

      Service cost includes transmission site rentals, telephone interconnect services, message dispatch costs, and the costs (mostly personnel-related) of the Company's engineering function. The increases in service costs during the first three months of 1998 are primarily attributable to increased message dispatch costs resulting from continued alphanumeric penetration.

      Equipment sales increased during 1998 as compared to the same period in 1997 due to new product introductions by the Company's primary supplier (Motorola) as well as price increases by certain competitors. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit. However, management believes that changes in the competitive environment will permit narrower loss margins on pager sales during 1998 than in previous years.

      Selling expenses decreased in 1998 as compared to 1997. This reflects lower promotional expenditures, lower sales commissions due to lower intra-quarter sales growth, and lower salary expense due to a sales department reorganization more fully described in the Current Trends section below.

      General and administrative expense increased during 1998 as compared to 1997 as a result of increases in MIS headcount and salaries.

      EBITDA reflects the Company's earnings (excluding interest and non-operating items) before taxes, depreciation and amortization and measures the Company's operating cash flows, which the Company considers to be a significant measure of performance. EBITDA is commonly used in the paging industry and by financial analysts and others who follow the industry to measure operating performance, but should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. EBITDA improved significantly during 1998 as compared to the same period in 1997 reflecting the fact that the increase in service revenue exceeded the resulting increase in cost of service. Now that the Company's paging systems are built-out, increases in service revenues should not result in proportional increases in operating expenses.

      Interest expense primarily reflects the Company's equipment financing with Motorola and has increased as a result of the Metro System upgrade described below.

      Depreciation increased as the Company put into service equipment purchased for the final portion of the Corridor System as well as the Metro System upgrade described below.

      Net loss decreased consistent with the improvement in EBITDA noted above, partially offset by increased depreciation and interest expense.

Current Trends

      Service revenue was lower in the quarter ended March 31, 1998 than in the December 31, 1997 quarter due to a reduction in alphanumeric and message dispatch units and revenue. Management believes that a significant factor in such reduction was a new per-call charge instituted in October 1997 under the Telecommunications Act of 1996 for calls to toll-free numbers made from pay phones. This charge disrupted the cost structures of the Company's message dispatch providers which either had to absorb the cost (approximately $.30 per call) or pass it on to the Company which would likely, in turn, seek to pass it on to the Company's resellers (and ultimately to end users). Rather than elect to absorb the new cost without knowing whether it could successfully be recovered from end-users, the Company, with its major dispatch providers, determined to block calls originating from pay phones to the toll free numbers maintained by the dispatch providers to receive messages for end users. The inability to receive messages from callers using pay phones may have caused some end-users to stop obtaining message dispatch (and possibly numeric and alphanumeric) service from the Company's resellers. The Company is currently considering offering unblocked service , with the cost passed to the end-user, but believes that the extra cost will deter most potential users.

      Additionally, in an effort to reduce the impact of the new per call charge, certain of the Company's dispatchers switched long distance carriers or made programming changes to their internal switches. In some cases this may have interfered with the quality of service provided to the Company's end-users, which may have caused them to seek an alternative service provider.

      The disruption to the Company's alphanumeric sales growth from the foregoing coincided with other negative trends which adversely affected the Company's revenue. Consistent with an industry-wide trend, revenue growth from numeric display paging slowed during the first quarter of 1998. In addition, although the Company's "churn" rate (the monthly ratio of service disconnects to total units serviced) is not directly comparable to that of paging companies which do not rely upon resellers, the Company has recently experienced a noticeable increase in its churn rate.

      The paging industry experienced substantial consolidation during 1997. In addition, there have been significant management changes at many of the larger companies in the industry. In response to investor dissatisfaction, management at several major paging companies announced their intention to shift from a price competitive strategy intended to increase subscriber base, towards a strategy intended to increase operating margins.

      In an effort to capitalize on any opportunity that may result from its competitors' strategy shifts and offset the impact of the negative trends discussed above, the Company is making several changes in how it markets its services and supports its resellers and, in turn, end-users. The Company has restructured its salaried sales force into regional teams, emphasizing field representatives for major reseller solicitations and less costly internal support personnel servicing existing resellers and soliciting increased business from smaller accounts. This should reduce churn while enabling the Company to increase market share with its current reseller base, particularly if other carriers choose to increase reseller prices while reducing support to resellers. The efforts of the Company's employed sales personnel will be supplemented by independent agents targeted towards the geographic areas serviced by the Company's systems and market niches not covered by the Company's salaried sales force.

      Senior management continues to solicit large, established resellers and carriers for transmission-only service. Although the Company's per unit revenues for such service are lower, the Company incurs no incremental costs and the Company is partnered with organizations having the financial and management strength to purchase and maintain their own paging terminals. Further, to address what management believes are significant opportunities for sales on a "business-to-business" basis, the Company will solicit, independently or partnered with established resellers and carriers, a limited number of medium and large corporate accounts which would be interested in taking advantage of the Company's automated "24/7" pager programming capabilities and are only willing to purchase service directly from a paging carrier.

Liquidity and Capital Resources

      By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation and marketing of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system. At this point the Company anticipates that it will from time to time make substantial capital expenditures to upgrade its Systems to assure that they remain technologically current, but the level of such expenditures should be less than those associated with the initial construction of its Systems. During 1997, the Company incurred approximately $750,000 of net capital expenditures, primarily for technological upgrades of the Metro System, substantially all of which was financed by Motorola.

      During the quarter ended March 31, 1998, the Company's revenues did not grow sufficiently to enable the Company to meet the increasing EBITDA covenant of its Loan Agreement with Motorola, as amended. Under the terms of the Motorola Loan Agreement the Company can cure any default resulting from its failure to meet the EBITDA covenant by obtaining a capital contribution or subordinated loan in the amount of the deficiency. The Company has obtained a commitment for $28,800 of such financing from two of its principal shareholders sufficient to cure the deficiency for the quarter ended March 31, 1998.

      The Company anticipates that it can obtain from its major shareholders a capital contribution or subordinated loan sufficient to offset any failure to meet its EBITDA covenant for the quarter ended June 30, 1998. Nevertheless, in light of the Company's continued financial progress, in particular the fact that if the Company continues its present trends it will be generating sufficient cash from operations to meet its scheduled Motorola debt payments, the Company has requested that Motorola revise its loan covenants to avoid the necessity of future equity contributions or subordinated debt. If this request is not granted, the Company anticipates it will be able to cure any deficiencies for the immediate future. The possible issuances of shares to meet such deficiencies would, however, dilute the interests of the Company's current shareholders.

      The ability of the Company to achieve the financial results reflected in the discussions above is dependent upon future uncertainties and factors that could cause actual results to differ, in some cases materially, from expectations. Among the factors that impact the Company's results are the level of price competition in the paging industry, the rate of technological change in the wireless industry, the performance of the Company's systems and changes in regulations applicable to the paging industry.

NASDAQ Listing

      The Company received a letter from NASDAQ dated March 16, 1998 advising of a concern regarding the continued listing of the Company's common stock on the NASDAQ SmallCap Market. To be eligible for continued listing, the Company's Common Stock must maintain a minimum bid price of $1.00. Subsequent to the receipt of such letter, the bid price of the Company's common stock has been consistently above $1.00. Consequently, on April 23, 1998, the Company received a letter from NASDAQ advising that is Common Stock was in compliance with the minimum bid price requirement.

PART II. OTHER INFORMATION

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PAGING PARTNERS CORPORATION



                                    /s/ Jeffrey M. Bachrach
                                    -----------------------------------
Dated: May 12, 1998                 By: Jeffrey M. Bachrach
                                        Vice President and Principal Financial
                                        and Accounting Officer