Form 10QSB
period 1998-06-30
PAGING PARTNERS CORP
filed 1998-08-03
CIK 920854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

            Yes |X|                         No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,308,000 shares of Common Stock, $.01 par value, were outstanding, as of July 31, 1998

      Transitional Small Business Disclosure Format (check one):

            Yes |_|                         No |X|

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

              Condensed Balance Sheets                                      3

              Condensed Statements of Operations                            4

              Condensed Statements of Cash Flows                            5

              Notes to Condensed Financial Statements                       6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

PART II.  OTHER INFORMATION                                                10

SIGNATURES                                                                 11

                           PAGING PARTNERS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                     June 30,      December 31,
Assets                                                                                 1998            1997
                                                                                       ----            ----
                                                                                   (Unaudited)
    Current Assets:

      Cash and cash equivalents ................................................   $    586,000    $    752,000
      Accounts receivable (net of allowances of $46,000 and $61,000) ...........        429,000         522,000
      Inventory ................................................................         36,000         106,000
      Other current assets .....................................................        118,000         194,000
                                                                                   ------------    ------------
          Total current assets .................................................      1,169,000       1,574,000

      Property and equipment ...................................................      4,220,000       4,608,000
      Licenses (less accumulated amortization of $808,000 and $775,000) ........        475,000         541,000
                                                                                   ------------    ------------
                                                                                   $  5,864,000    $  6,723,000
                                                                                   ============    ============

Liabilities

    Current Liabilities:

      Current maturities of notes payable ......................................   $    414,000    $    384,000
      Accounts payable and accrued expenses ....................................        909,000         989,000
                                                                                   ------------    ------------
          Total current liabilities ............................................      1,323,000       1,373,000

      Notes payable (less current maturities) ..................................      1,368,000       1,590,000
                                                                                   ------------    ------------
                                                                                      2,691,000       2,963,000
                                                                                   ------------    ------------

      Commitments

Stockholders' Equity

      Common stock, $.01 par value, 20,000,000 shares authorized ...............         63,000          63,000
      Preferred stock, $.01 par value, 1,000,000 shares authorized (none issued)             -0-             -0-
      Additional paid-in capital ...............................................     12,643,000      12,643,000
      Accumulated deficit ......................................................     (9,533,000)     (8,946,000)
                                                                                   ------------    ------------
                                                                                      3,173,000       3,760,000
                                                                                   ------------    ------------

                                                                                   $  5,864,000    $  6,723,000
                                                                                   ============    ============

See accompanying note to condensed financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Six months ended June 30,   Three months ended June 30,
                                                    -------------------------   ---------------------------
                                                       1998           1997           1998           1997
                                                       ----           ----           ----           ----
Revenues:
     Service ...................................   $ 3,767,000    $ 3,145,000    $ 1,895,000    $ 1,674,000
     Equipment sales ...........................     1,224,000        778,000        623,000        474,000
                                                   -----------    -----------    -----------    -----------
                                                     4,991,000      3,923,000      2,518,000      2,148,000
                                                   -----------    -----------    -----------    -----------

Expenses:
     Service ...................................     2,170,000      1,909,000      1,108,000      1,001,000
     Cost of equipment sold ....................     1,283,000        857,000        643,000        523,000
     Selling ...................................       464,000        579,000        218,000        284,000
     Administrative ............................       828,000        750,000        415,000        369,000
                                                   -----------    -----------    -----------    -----------
                                                     4,745,000      4,095,000      2,384,000      2,177,000
                                                   -----------    -----------    -----------    -----------
Income (loss) from operations before
  depreciation and amortization ................       246,000       (172,000)       134,000        (29,000)
Depreciation and amortization ..................       630,000        564,000        315,000        285,000
                                                   -----------    -----------    -----------    -----------
Loss from operations ...........................      (384,000)      (736,000)      (181,000)      (314,000)

Provision for emergency satellite transfer costs       100,000             -0-       100,000             -0-
Interest expense ...............................       103,000         83,000         50,000         41,000
                                                   -----------    -----------    -----------    -----------

NET LOSS .......................................   $  (587,000)   $  (819,000)   $  (331,000)   $  (355,000)
                                                   ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE ......................   $     (0.09)   $     (0.14)   $     (0.05)   $     (0.06)
                                                   ===========    ===========    ===========    ===========

Weighted average common shares outstanding .....     6,301,000      6,059,000      6,301,000      6,288,000
                                                   ===========    ===========    ===========    ===========

See accompanying note to condensed financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended June 30,
                                                         -------------------------
                                                             1998         1997
                                                             ----         ----
Cash flows from operating activities:
   Net loss ...........................................   $(587,000)   $(819,000)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization ..................     630,000      564,000
   Changes in operating assets and liabilities ........     126,000      293,000
                                                          ---------    ---------

       Net cash provided by operating activities ......     169,000       38,000
                                                          ---------    ---------

Cash flows used by investing activities:
   Acquisition of property, equipment and licenses ....    (143,000)     (68,000)
                                                          ---------    ---------

Cash flows from financing activities:
   Net proceeds from private equity placement .........          -0-     500,000
   Repayment of notes payable .........................    (192,000)     (38,000)
                                                          ---------    ---------

       Net cash provided (used) by financing activities    (192,000)     462,000
                                                          ---------    ---------

   Net increase (decrease) in cash and cash equivalents    (166,000)     432,000
   Cash and cash equivalents - beginning of period ....     752,000      507,000
                                                          ---------    ---------
   Cash and cash equivalents - end of period ..........   $ 586,000    $ 939,000
                                                          =========    =========

   Supplemental disclosures of cash flow information:
       Cash paid for interest .........................   $ 109,000    $  79,000
       Common stock issued in exchange for services ...          -0-     120,000
       Debt issued for the purchase of equipment ......          -0-     735,000

See accompanying note to condensed financial statements.

                          PAGING PARTNERS CORPORATION

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

1.    The Company and basis of presentation:

      The financial statements presented herein as of June 30, 1998 and for the six and three month periods ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

      The tables on the following page present certain items in the Company's statements of operations in dollars and as percentages of total revenues including changes therein for the six and three month periods ended June 30, 1998 and 1997. The tables also present certain key operating statistics for the same periods.

      The increase in the Company's service revenues reflects a substantial increase in the number of (equivalent) units in service offset in part by reduced service revenue per unit. Service revenue per unit on reseller units has declined due in part to continued competitive pricing in the industry, offset in part by increased market penetration on reseller units by the Company of higher (per unit) revenue alphanumeric messaging. Additionally, the portion of the Company's revenues generated by transmission-only services has increased. The Company generally charges a lower unit price to customers for transmission-only services as the customers operate their own switching terminal equipment and procure their own telephone numbers from local exchange carriers and are only using the Company's radio transmission network. In turn, the Company incurs virtually no incremental telecommunications, selling, customer service, or capital costs from servicing these units. Service revenue per unit for transmission-only units has declined because early customers were alphanumeric information providers who were charged a fixed monthly fee for use of the Company's systems. Since the Company began active marketing of transmission-only capability in early 1997, new customers have mostly added numeric paging units with lower revenue per unit.

      Unit growth between the first half of 1997 and the first half of 1998 resulted from factors which include:

            o     Increased penetration of transmission-only services.
            o     Overall wireless messaging industry growth.
            o Increased penetration of add-on services to alphanumeric messaging (message dispatch, sports and news offerings)
            o Improved responsiveness to industry price competition in a selective manner through price simplification and discounting incremental units in service.

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

      Service cost includes transmission site rentals, telephone interconnect services, message dispatch costs, and the costs (mostly personnel-related) of the Company's engineering function. The increases in service costs in 1998 as compared to 1997 are primarily attributable to increased message dispatch costs resulting from continued alphanumeric penetration and increased telephone interconnect costs.

      Equipment sales increased during 1998 as compared to the same period in 1997 due to new product introductions by the Company's primary supplier (Motorola) as well as price increases and decreased availability from certain competitors. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit. However, lessened competition has permitted narrower loss margins on pager sales during 1998 than in previous years. Management expects this improvement to continue during the remainder of 1998.

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

                           PAGING PARTNERS CORPORATION

                        RESULTS OF OPERATIONS (UNAUDITED)

                                         Six months ended June 30,    Six months ended June 30,
                                         -------------------------    -------------------------
                                                    1998                          1997                      Chg.
                                                    ----                          ----                      ----
                                              $               %            $               %            $           %
Revenues:
       Service                             3,767,000        100.0       3,145,000        100.0         622,000     19.8
       Equipment sales                     1,224,000         32.5         778,000         24.7         446,000     57.3
                                          ----------        -----      ----------        -----      ----------
       Total Revenues                      4,991,000        132.5       3,923,000        124.7       1,068,000     27.2
       Cost of equipment                   1,283,000         34.1         857,000         27.2         426,000     49.7
                                          ----------        -----      ----------        -----      ----------
                                           3,708,000         98.4       3,066,000         97.5         642,000     20.9
                                          ----------        -----      ----------        -----      ----------
Operating expenses:
       Service                             2,170,000         57.6       1,909,000         60.7         261,000     13.7
       Selling                               464,000         12.3         579,000         18.4        (115,000)   (19.9)
       General and administrative            828,000         22.0         750,000         23.8          78,000     10.4
                                          ----------        -----      ----------        -----      ----------
                                           3,462,000         91.9       3,238,000        103.0         224,000      6.9
                                          ----------        -----      ----------        -----      ----------

EBITDA                                       246,000          6.5        (172,000)        (5.5)        418,000    243.0
Depreciation and amortization                630,000         16.7         564,000         17.9          66,000     11.7
                                          ----------        -----      ----------        -----      ----------
Loss from operations                        (384,000)       (10.2)       (736,000)       (23.4)        352,000     47.8
Interest and other expense                   103,000          2.7          83,000          2.6          20,000     24.1
Emergency satellite transfer costs           100,000          2.7               0          0.0         100,000       NA
                                          ----------        -----      ----------        -----      ----------
Net loss                                    (587,000)       (15.6)       (819,000)       (26.0)        232,000     28.3
                                          ----------        -----      ----------        -----      ----------

Equivalent Units
       Reseller                               117000                        99000                       18,000     18.2
       Transmission only                       52000                        21000                       31,000    147.6
                                          ----------                   ----------                   ----------
                                              169000                       120000                       49,000     40.8
                                          ----------                   ----------                   ----------
Avg. monthly (per unit) service revenue
       Reseller                           $     5.11                 $     5.66                   $    (0.55)    (9.7)
       Transmission only                  $     0.97                 $     1.96                   $    (0.99)   (50.5)


                                        Three months ended June 30,   Three months ended June 30,
                                        ---------------------------   ---------------------------
                                                    1998                          1997                        Chg.
                                                    ----                          ----                        ----
                                              $               %            $               %              $           %
Revenues:
       Service                             1,895,000        100.0       1,674,000        100.0           221,000     13.2
       Equipment sales                       623,000         32.9         474,000         28.3           149,000     31.4
                                          ----------        -----      ----------        -----        ----------
       Total Revenues                      2,518,000        132.9       2,148,000        128.3           370,000     17.2
       Cost of equipment                     643,000         33.9         523,000         31.2           120,000     22.9
                                          ----------        -----      ----------        -----        ----------
                                           1,875,000         99.0       1,625,000         97.1           250,000     15.4
                                          ----------        -----      ----------        -----        ----------
Operating expenses:
       Service                             1,108,000         58.5       1,001,000         59.8           107,000     10.7
       Selling                               218,000         11.5         284,000         17.0           (66,000)   (23.2)
       General and administrative            415,000         21.9         369,000         22.0            46,000     12.5
                                          ----------        -----      ----------        -----        ----------
                                           1,741,000         91.9       1,654,000         98.8            87,000      5.3
                                          ----------        -----      ----------        -----        ----------

EBITDA                                       134,000          7.1         (29,000)        (1.7)          163,000    562.1
Depreciation and amortization                315,000         16.6         285,000         17.0            30,000     10.5
                                          ----------        -----      ----------        -----        ----------
Loss from operations                        (181,000)        (9.5)       (314,000)       (18.7)          133,000     42.4
Interest and other expense                    50,000          2.6          41,000          2.4             9,000     22.0
Emergency satellite transfer costs           100,000          5.3               0          0.0           100,000       NA
                                          ----------        -----      ----------        -----        ----------
Net loss                                    (331,000)       (17.4)       (355,000)       (21.1)           24,000      6.8
                                          ----------        -----      ----------        -----        ----------

Equivalent Units (June 30)
       Reseller                               117000                        99000                         18,000     18.2
       Transmission only                       52000                        21000                         31,000    147.6
                                          ----------                   ----------                     ----------    -----
                                              169000                       120000                         49,000     40.8
                                          ----------                   ----------                     ----------    -----
Avg. monthly (per unit) service revenue
       Reseller                                 5.08                         5.52                     $    (0.44)    (8.0)
       Transmission only                        0.97                         1.63                     $    (0.66)   (40.5)

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

      Net loss decreased consistent with the improvement in EBITDA noted above, partially offset by increased depreciation and interest expense and by the emergency satellite transfer costs described below.

Emergency Satellite Transfer Costs

      The Company relies on a satellite for dissemination of its paging signal from its paging hub in Freehold, New Jersey to its network of over 240 radio transmitters in the Eastern United States. On the evening of May 19,1998, the unprecedented sudden failure of the Galaxy IV satellite used by the Company (as well as most other large paging carriers) caused the suspension of paging service. Within 24 hours, the Company made a successful transition to an alternate satellite (SBS-6) on which it had previously reserved backup time. However, the Company had to engage subcontractors to reorient the satellite receiver on each transmission tower to receive radio signals from the new satellite. The Company has made a provision of $100,000 in the quarter ended June 30, 1998 to cover the costs of these realignments.

Current Trends

      Service revenue was lower in the six months ended June 30, 1998 than in the previous six months (ended December 31, 1997) due to a reduction in alphanumeric and message dispatch units and revenue. Management believes that a significant factor in such reduction was a new per-call charge instituted in October 1997 under the Telecommunications Act of 1996 for calls to toll-free numbers made from pay phones. This charge disrupted the cost structures of the Company's message dispatch providers which either had to absorb the cost (approximately $.30 per call) or pass it on to the Company which would likely, in turn, seek to pass it on to the Company's resellers (and ultimately to end users). Rather than elect to absorb the new cost without knowing whether it could successfully be recovered from end-users, the Company, with its major dispatch providers, determined to block calls originating from pay phones to the toll free numbers maintained by the dispatch providers to receive messages for end users. The inability to receive messages from callers using pay phones may have caused some end-users to stop obtaining message dispatch (and possibly numeric and alphanumeric) service from the Company's resellers.

      Additionally, in an effort to reduce the impact of the new per call charge, certain of the Company's dispatchers switched long distance carriers or made programming changes to their internal switches. In some cases this may have interfered with the quality of service provided to the Company's end-users, which may have caused them to seek an alternative service provider.

      The disruption to the Company's alphanumeric sales growth from the foregoing coincided with other negative trends which adversely affected the Company's revenue. Consistent with an industry-wide trend, revenue growth from numeric display paging slowed during the first half of 1998. In addition, although the Company's "churn" rate (the monthly ratio of service disconnects to total units serviced) is not directly comparable to that of paging companies which do not rely upon resellers, the Company has recently experienced a noticeable increase in its churn rate as compared to prior years.

      The paging industry experienced substantial consolidation during 1997 as well as announcements of additional transactions during 1998. There have also been significant management changes at many of the larger companies in the industry. In response to investor dissatisfaction, management at several major paging companies announced their intention to shift from a price competitive strategy intended to increase subscriber base, towards a strategy intended to increase operating margins.

      In an effort to capitalize on any opportunity that may result from its competitors' strategy shifts and offset the impact of the negative trends discussed above, the Company is making several changes in how it markets its services and supports its resellers and, in turn, end-users. The Company has restructured its salaried sales force into regional teams, emphasizing field representatives for major reseller solicitations and less costly internal support personnel servicing existing resellers and soliciting increased business from smaller accounts. This has started to reduce churn while enabling the Company to increase market share with its current reseller base, which trend should continue particularly if other carriers choose to increase reseller prices while reducing support to resellers. The efforts of the Company's employed sales personnel will be supplemented by independent agents targeted towards the geographic areas serviced by the Company's systems and market niches not covered by the Company's salaried sales force.

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

Liquidity and Capital Resources

      By relying primarily upon Resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation and marketing of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system. At this point the Company anticipates that it will from time to time make substantial capital expenditures to upgrade its Systems to assure that they remain technologically current, but the level of such expenditures should be less than those associated with the initial construction of its Systems. During 1997, the Company incurred approximately $750,000 of net capital expenditures, primarily for technological upgrades of the Metro System, substantially all of which was financed by Motorola. During the first six months of 1998, the Company incurred $143,000 of capital expenditures and expects such spending to remain at or below such levels for the balance of 1998.

      During the quarters ended March 31 and June 30, 1998, the Company's revenues did not grow sufficiently to enable the Company to meet the increasing EBITDA covenant of its Loan Agreement with Motorola, as amended. Under the terms of the Motorola Loan Agreement the Company can cure any default resulting from its failure to meet the EBITDA covenant by obtaining a capital contribution or subordinated loan in the amount of the deficiency. The Company has obtained a commitment for $28,800 of such financing from two of its principal shareholders sufficient to cure the deficiency for the quarter ended March 31, 1998.

      The Company anticipates that it can obtain a capital contribution or subordinated loan sufficient to offset the EBITDA covenant shortfall of $66,000 for the quarter ended June 30, 1998. Nevertheless, in light of the Company's continued financial progress, in particular the fact that if the Company continues its present trends it will be generating sufficient cash from operations to meet its scheduled Motorola debt payments, the Company has requested that Motorola revise its loan covenants to avoid the necessity of future equity contributions or subordinated debt.

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

PART II. OTHER INFORMATION - None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PAGING PARTNERS CORPORATION



                                      /s/ Jeffrey M. Bachrach
                                      -----------------------------------------
Dated: August 3, 1998                 By: Jeffrey M. Bachrach
                                          Vice President and Principal Financial
                                          and Accounting Officer