Form 10QSB
period 1998-09-30
PAGING PARTNERS CORP
filed 1998-11-13
CIK 920854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

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

                    Yes |X|                            No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,308,000 shares of Common Stock, $.01 par value, were outstanding, as of November 10, 1998

      Transitional Small Business Disclosure Format (check one):

                    Yes |_|                            No |X|

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            Condensed Balance Sheets                                         3

            Condensed Statements of Operations                               4

            Condensed Statements of Cash Flows                               5

            Notes to Condensed Financial Statements                          6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            7

PART II. OTHER INFORMATION                                                  11

SIGNATURES                                                                  12

                           PAGING PARTNERS CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                        September 30,      December 31,
Assets                                                                                      1998               1997
                                                                                            ----               ----
                                                                                         (Unaudited)
  Current Assets:

    Cash and cash equivalents ....................................................      $    536,000       $    752,000
    Accounts receivable (net of allowances of $46,000 and $61,000) ...............           418,000            522,000
    Inventory ....................................................................           277,000            106,000
    Other current assets .........................................................           129,000            194,000
                                                                                        ------------       ------------
      Total current assets .......................................................         1,360,000          1,574,000

    Property and equipment .......................................................         3,957,000          4,608,000
    Licenses (less accumulated amortization of $874,000 and $775,000).............           442,000            541,000
                                                                                        ------------       ------------
                                                                                        $  5,759,000       $  6,723,000
                                                                                        ============       ============

Liabilities

  Current Liabilities:

    Current maturities of notes payable ..........................................      $    429,000       $    384,000
    Accounts payable and accrued expenses ........................................         1,101,000            989,000
                                                                                        ------------       ------------
      Total current liabilities ..................................................         1,530,000          1,373,000

    Notes payable (less current maturities) ......................................         1,257,000          1,590,000
                                                                                        ------------       ------------
                                                                                           2,787,000          2,963,000
                                                                                        ------------       ------------

    Commitments

Stockholders' Equity

    Common stock, $.01 par value, 20,000,000 shares authorized ...................            63,000             63,000
    Preferred stock, $.01 par value, 1,000,000 shares authorized (none issued) ...               -0-                -0-
    Additional paid-in capital ...................................................        12,650,000         12,643,000
    Accumulated deficit ..........................................................        (9,741,000)        (8,946,000)
                                                                                        ------------       ------------
                                                                                           2,972,000          3,760,000
                                                                                        ------------       ------------

                                                                                        $  5,759,000       $  6,723,000
                                                                                        ============       ============

See accompanying notes to condensed financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Nine months ended Sept. 30,        Three months ended Sept. 30,
                                                          -----------------------------       -----------------------------
                                                             1998              1997              1998               1997
                                                             ----              ----              ----               ----
Revenues:
  Service ..........................................      $ 5,663,000       $ 5,025,000       $ 1,896,000       $ 1,880,000
  Equipment sales ..................................        1,839,000         1,379,000           615,000           601,000
                                                          -----------       -----------       -----------       -----------
                                                            7,502,000         6,404,000         2,511,000         2,481,000
                                                          -----------       -----------       -----------       -----------

Expenses:
  Service ..........................................        3,307,000         2,993,000         1,137,000         1,084,000
  Cost of equipment sold............................        1,897,000         1,516,000           614,000           659,000
  Selling ..........................................          674,000           870,000           210,000           291,000
  Administrative ...................................        1,214,000         1,175,000           386,000           425,000
                                                          -----------       -----------       -----------       -----------
                                                            7,092,000         6,554,000         2,347,000         2,459,000
                                                          -----------       -----------       -----------       -----------
Income  (loss) from operations before
  depreciation and amortization ....................          410,000          (150,000)          164,000           (22,000)
Depreciation and amortization ......................          951,000           855,000           321,000           291,000
                                                          -----------       -----------       -----------       -----------
Loss from operations ...............................         (541,000)       (1,005,000)         (157,000)         (269,000)

Provision for emergency satellite transfer costs ...          100,000               -0-               -0-               -0-
Interest expense ...................................          154,000           141,000            51,000            58,000
                                                          -----------       -----------       -----------       -----------

NET LOSS ...........................................      $  (795,000)      $(1,146,000)      $  (208,000)      $  (327,000)
                                                          ===========       ===========       ===========       ===========

NET LOSS PER COMMON SHARE ..........................      $     (0.12)      $     (0.19)      $     (0.03)      $     (0.05)
                                                          ===========       ===========       ===========       ===========

Weighted average common shares outstanding .........        6,303,000         6,140,000         6,306,000         6,300,000
                                                          ===========       ===========       ===========       ===========

See accompanying notes to condensed financial statements.

                           PAGING PARTNERS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine months ended Sept. 30,
                                                            ---------------------------
                                                              1998             1997
                                                              ----             ----
Cash flows from operating activities:
  Net loss ...........................................      $(795,000)      $(1,146,000)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization ..................        951,000           855,000
  Changes in operating assets and liabilities ........         77,000           306,000
                                                            ---------       -----------

      Net cash provided by operating activities ......        233,000            15,000
                                                            ---------       -----------

Cash flows used by investing activities:
  Acquisition of property, equipment and licenses ....       (168,000)         (186,000)
                                                            ---------       -----------

Cash flows from financing activities:
  Stock option exercise ..............................          7,000             9,000
  Net proceeds from private equity placement .........            -0-           500,000
  Repayment of notes payable .........................       (288,000)         (104,000)
                                                            ---------       -----------

      Net cash provided (used) by financing activities       (281,000)          405,000
                                                            ---------       -----------

  Net increase (decrease) in cash and cash equivalents       (216,000)          234,000
  Cash and cash equivalents - beginning of period ....        752,000           507,000
                                                            ---------       -----------
  Cash and cash equivalents - end of period ..........      $ 536,000       $   741,000
                                                            =========       ===========

  Supplemental disclosures of cash flow information:
    Cash paid for interest ...........................      $ 162,000       $   140,000
    Common stock issued in exchange for services .....            -0-           120,000
    Debt issued for the purchase of equipment ........            -0-           741,000

See accompanying notes to condensed financial statements.

                           PAGING PARTNERS CORPORATION

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

1. The Company and basis of presentation:

      The financial statements presented herein as of September 30, 1998 and for the nine and three month periods ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

2. Subsequent Event

      On November 6, 1998, the Company entered into a merger agreement with BAP Acquisition Corporation ("BAP"). BAP has conducted no operations to date, but has agreed to purchase substantially all of the assets of the Paging Division of Bell Atlantic prior to or simultaneously with the consummation of the merger. After the merger is complete, the current shareholders of BAP would own a majority of the Company's stock. The merger is subject to the approval of the Company's shareholders and the FCC (regarding transfer of the Company's radio paging licenses).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

      The tables on the following page present certain items in the Company's statements of operations in dollars and as percentages of total revenues including changes therein for the nine and three month periods ended September 30, 1998 and 1997. The tables also present certain key operating statistics for the same periods.

      The increase in the Company's service revenues reflects increases in the number of (equivalent) units in service offset in part by reduced service revenue per unit. Service revenue per unit on reseller units has declined due in part to continued competitive pricing in the industry, offset in part by increased market penetration on reseller units by the Company of higher (per unit) revenue alphanumeric messaging. Additionally, the portion of the Company's revenues generated by transmission-only services has increased. The Company charges a lower unit price to customers for transmission-only services as the customers operate their own switching terminal equipment and procure their own telephone numbers from local exchange carriers and are only using the Company's radio transmission network. In turn, the Company incurs virtually no incremental telecommunications, selling, customer service, or capital costs from servicing these units. Service revenue per unit for transmission-only units has declined because early customers were alphanumeric information providers who were charged a fixed monthly fee for use of the Company's systems. Since the Company began active marketing of transmission-only capability in early 1997, new customers have mostly added numeric paging units with lower revenue per unit.

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

      Equipment sales increased during 1998 as compared to the same periods in 1997 due to new product introductions by the Company's primary supplier (Motorola) as well as price increases and decreased availability from certain competitors. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit. However, lessened competition has permitted narrower loss margins on pager sales during 1998 than in previous years. Management expects this improvement to continue during the remainder of 1998.

      Selling expenses decreased in 1998 as compared to 1997. This reflects lower promotional expenditures, lower sales commissions due to lower intra-quarter sales growth, and lower salary expense due to a sales department reorganization more fully described in the Current Trends section below.

      General and administrative expense increased during 1998 as compared to 1997 as a result of increases in MIS headcount and salaries. However, based on current needs, management has instituted a modest cutback in administrative payroll resulting in a reduction of administrative expense in the 1998 third quarter compared to the same period in 1997.

                           PAGING PARTNERS CORPORATION

                        RESULTS OF OPERATIONS (UNAUDITED)

                                        Nine months ended Sept. 30,   Nine months ended Sept. 30,
                                        ---------------------------   ---------------------------
                                                   1998                            1997                          Chg.
                                                   ----                            ----                          ----
                                             $              %                $              %            $                %
Revenues:
  Service                                5,663,000         100.0         5,025,000         100.0        638,000          12.7
  Equipment sales                        1,839,000          32.5         1,379,000          27.4        460,000          33.4
                                         ---------         -----        ----------         -----     ----------
  Total Revenues                         7,502,000         132.5         6,404,000         127.4      1,098,000          17.1
  Cost of equipment                      1,897,000          33.5         1,516,000          30.1        381,000          25.1
                                         ---------         -----        ----------         -----     ----------
                                         5,605,000          99.0         4,888,000          97.3        717,000          14.7
                                         ---------         -----        ----------         -----     ----------
Operating expenses:
  Service                                3,307,000          58.4         2,993,000          59.6        314,000          10.5
  Selling                                  674,000          11.9           870,000          17.3       (196,000)        (22.5)
  General and administrative             1,214,000          21.5         1,175,000          23.4         39,000           3.3
                                         ---------         -----        ----------         -----     ----------
                                         5,195,000          91.8         5,038,000         100.3        157,000           3.1
                                         ---------         -----        ----------         -----     ----------

EBITDA                                     410,000           7.2          (150,000)         (3.0)       560,000         373.3
Depreciation and amortization              951,000          16.8           855,000          17.0         96,000          11.2
                                         ---------         -----        ----------         -----     ----------
Loss from operations                      (541,000)         (9.6)       (1,005,000)        (20.0)       464,000          46.2
Interest and other expense                 154,000           2.7           141,000           2.8         13,000           9.2
Emergency satellite transfer costs         100,000           1.8                 0           0.0        100,000            NA
                                         ---------         -----        ----------         -----     ----------
Net loss                                  (795,000)        (14.0)       (1,146,000)        (22.8)       351,000          30.6
                                         ---------         -----        ----------         -----     ----------

Equivalent Units (Sept. 30)
  Reseller                                 119,000                         103,000                       16,000          15.5
  Transmission only                         59,000                          39,000                       20,000          51.3
                                         ---------                      ----------                   ----------
                                           178,000                         142,000                       36,000          25.4
                                         ---------                      ----------                   ----------
Avg. monthly (per unit) service
  revenue
  Reseller                                   $5.04                           $5.71                       ($0.67)        (11.7)
  Transmission only                          $0.96                           $1.72                       ($0.76)        (44.2)

                                        Three months ended Sept. 30,  Three months ended Sept. 30,
                                        ----------------------------  ----------------------------
                                                   1998                            1997                          Chg.
                                                   ----                            ----                          ----
                                             $              %                $              %            $                %
Revenues:
  Service                                1,896,000         100.0         1,880,000         100.0         16,000           0.9
  Equipment sales                          615,000          32.4           601,000          32.0         14,000           2.3
                                         ---------         -----        ----------         -----     ----------
  Total Revenues                         2,511,000         132.4         2,481,000         132.0         30,000           1.2
  Cost of equipment                        614,000          32.4           659,000          35.1        (45,000)         (6.8)
                                         ---------         -----        ----------         -----     ----------
                                         1,897,000         100.0         1,822,000          96.9         75,000           4.1
                                         ---------         -----        ----------         -----     ----------
Operating expenses:
  Service                                1,137,000          60.0         1,084,000          57.7         53,000           4.9
  Selling                                  210,000          11.1           291,000          15.4        (81,000)        (27.8)
  General and administrative               386,000          20.3           425,000          22.6        (39,000)         (9.2)
                                         ---------         -----        ----------         -----     ----------
                                         1,733,000          91.4         1,800,000          95.7        (67,000)         (3.7)
                                         ---------         -----        ----------         -----     ----------

EBITDA                                     164,000           8.6            22,000           1.2        142,000         645.4
Depreciation and amortization              321,000          16.9           291,000          15.5         30,000          10.3
                                         ---------         -----        ----------         -----     ----------
Loss from operations                      (157,000)         (8.3)         (269,000)        (14.3)       112,000          41.6
Interest and other expense                  51,000           2.7            58,000           3.1         (7,000)        (12.1)
Emergency satellite transfer costs               0           0                   0           0                0            NA
                                         ---------         -----        ----------         -----     ----------
Net loss                                  (208,000)        (11.0)         (327,000)        (17.4)      (119,000)        (36.4)
                                         ---------         -----        ----------         -----     ----------

Equivalent Units (Sept. 30)
  Reseller                                 119,000                         103,000                       16,000          15.5
  Transmission only                         59,000                          39,000                       20,000          51.3
                                         ---------                      ----------                   ----------
                                           178,000                         142,000                       36,000          25.3
                                         ---------                      ----------                   ----------
Avg. monthly (per unit) service revenue
  Reseller                                   $4.90                           $5.83                       ($0.93)        (16.0)
  Transmission only                          $0.94                           $1.25                       ($0.31)        (24.8)

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

Emergency Satellite Transfer Costs

      The Company relies on a satellite for dissemination of its paging signal from its paging hub in Freehold, New Jersey to its network of over 240 radio transmitters in the Eastern United States. On the evening of May 19, 1998, the unprecedented sudden failure of the Galaxy IV satellite used by the Company (as well as most other large paging carriers) caused the suspension of paging service. Within 24 hours, the Company made a successful transition to an alternate satellite (SBS-6) on which it had previously reserved backup time. However, the Company had to engage subcontractors to reorient the satellite receiver on each transmission tower to receive radio signals from the new satellite. The Company made a provision of $100,000 in the quarter ended June 30, 1998 to cover the costs of these realignments.

Current Trends

      Service revenue increased only modestly in the nine months ended September 30, 1998 compared to the previous nine months (ended December 31, 1997) due to a reduction in alphanumeric and message dispatch units and revenue. Management believes that a significant factor in such reduction was a new per-call charge instituted in October 1997 under the Telecommunications Act of 1996 for calls to toll-free numbers made from pay phones. This charge has disrupted the cost structures of the Company's message dispatch providers which either have had to absorb the cost (approximately $.30 per call) or pass it on to the Company which would likely, in turn, seek to pass it on to the Company's resellers (and ultimately to end users). Rather than elect to absorb the new cost without knowing whether it could successfully be recovered from end-users, the Company, with its major dispatch providers, has determined to block calls originating from pay phones to the toll free numbers maintained by the dispatch providers to receive messages for end users. The inability to receive messages from callers using pay phones may have caused some end-users to stop obtaining message dispatch (and possibly numeric and alphanumeric) service from the Company's resellers.

      Additionally, in an effort to reduce the impact of the new per call charge, certain of the Company's dispatchers switched long distance carriers or made programming changes to their internal switches. In some cases this may have interfered with the quality of service provided to the Company's end-users, which may have caused them to seek an alternative service provider.

      Consistent with an industry-wide trend, revenue growth from numeric display paging slowed during the first nine months of 1998. In addition, although the Company's "churn" rate (the monthly ratio of service disconnects to total units serviced) is not directly comparable to that of paging companies which do not rely upon resellers, the Company has experienced an increased churn rate as compared to prior years.

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

      In an effort to capitalize on any opportunity that may result from its competitors' strategy shifts and offset the impact of the negative trends discussed above, the Company has made several changes in how it markets its services and supports its resellers and, in turn, end-users. The Company has restructured its salaried sales force into regional teams, emphasizing field representatives for major reseller solicitations and less costly internal support personnel servicing existing resellers and soliciting increased business from smaller accounts. This has reduced churn while enabling the Company to increase market share with its current reseller base. The Company has also recently introduced several attractively priced service bundles and now offers E-mail based messaging on alphanumeric (text) pagers.

      Senior management continues to solicit large, established resellers and carriers for transmission-only service. Although the Company's per unit revenues for such service are lower, the Company incurs no incremental costs and the Company is partnered with organizations having the financial and management strength to purchase and maintain their own paging terminals.

Liquidity and Capital Resources

      By relying primarily upon resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation and marketing of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system. At this point, the Company anticipates that it will from time to time make substantial capital expenditures to upgrade its Systems to assure that they remain technologically current, but the level of such expenditures should be less than those associated with the initial construction of its Systems. During 1997, the Company incurred approximately $750,000 of net capital expenditures, primarily for technological upgrades of the Metro System, substantially all of which was financed by Motorola. During the first nine months of 1998, the Company incurred $168,000 of capital expenditures and expects such spending to remain at or below such levels for the balance of 1998.

      During 1998, the Company's revenues have not grown sufficiently to enable the Company to meet certain covenants in its Loan Agreement with Motorola, as amended. However, in light of the Company's continued financial progress, in particular the fact that if the Company continues its present trends it will be generating sufficient cash from operations to meet its scheduled Motorola debt payments, Motorola is considering the Company's request that Motorola revise its loan covenants to avoid future violations and waive past ones.

Subsequent Events

      On November 6, 1998, the Company agreed to merge with BAP Acquisition Corporation ("BAP"). BAP has had no operations to date, but has agreed to purchase substantially all the paging assets of Bell Atlantic prior to or simultaneous with the consummation of the merger. After the merger is complete, the current shareholders of BAP would own approximately 58.5% of the Company" common stock. The merger is subject to the approval of the Company" shareholders as well as FCC approval of the transfer of the Company's radio (paging) licenses. In connection with this agreement, Motorola has agreed to waive any past or future covenant violations occurring prior to merger.

      The BAP asset purchase from Bell Atlantic is being financed by a blend of senior debt, seller financing, and equity. Based on the individual performances of the Bell Atlantic paging business and the Paging Partners business, management believes that the combined entity should generate sufficient operating cash flow to finance its combined debt service and capital expenditures with funds left over for acquisitions or early debt retirement.

      The ability of the Company to achieve the financial results reflected in the discussions above is dependent upon future uncertainties and factors that could cause actual results to differ, in some cases materially, from expectations. Among the factors that impact the Company's results are the level of price competition in the paging industry, the rate of technological change in the wireless industry, the performance of the Company's systems, changes in regulations applicable to the paging industry and the Company's ability to complete the merger described above.

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibit 27 - Financial Data Schedule

            (b) On November 6, 1998, the Company filed a Form 8-K reporting the execution of the Agreement and Plan of Merger with BAP.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PAGING PARTNERS CORPORATION


                                      /s/ Jeffrey M. Bachrach
                                      ----------------------------------------
Dated: November 13, 1998              By: Jeffrey M. Bachrach
                                          Vice President and Principal Financial
                                          and Accounting Officer