Form 10KSB40
period 1998-12-31
PAGING PARTNERS CORP
filed 1999-02-23
CIK 920854

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 1998.

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

                               Title of Each Class

                                      None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   X Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.       Yes     X No

         The revenues of registrant for the fiscal year ended December 31, 1998 were $9,902,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 18, 1999, was approximately $5,000,000 based upon a last sales price of $1.31.

         As of February 18, 1999, there were 6,327,000 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1. BUSINESS

MERGER

         On November 6, 1998, Paging Partners Corporation (the "Company" or "Paging Partners") entered into a Merger Agreement with Aquis Communications, Inc., ("Aquis") whereby Aquis will merge (the "merger") with a wholly owned subsidiary of the Company. Upon consummation of the merger the current shareholders of Aquis will own approximately 58.5% of the outstanding shares of the Company's common stock.

         Consummation of the merger is subject to several conditions, including, approval by the shareholders of the Company, finalization of all financing commitments and the approval of the Federal Communications Commission to the transfer of control of the Company. Management believes that the merger will be completed within approximately 90 days.

         On December 31, 1998, Aquis acquired licenses and other assets relating to the paging business of the Bell Atlantic Corporation (the "Paging Business") subject to certain liabilities relating to the Paging Business. The purchase price for the Paging Business was approximately $28,000,000 which was financed by a blend of senior debt, seller financing and equity. As of December 31, 1998, the Paging Business served approximately 250,000 users.

         Upon consummation of the merger, the ongoing entity will provide local paging service on six frequencies over a combined service area covering most of the densely populated portions of the Northeast and Mid-Atlantic regions of the United States. Under the terms of a reseller agreement, Cellco Partnership, a partnership doing business as Bell Atlantic Mobile ("BAM") acts as a non-exclusive reseller for Aquis. Aquis also acts as a reseller, offering nationwide and regional paging services through its relationships with other paging carriers.

         The following description of the Company's business is based on its operation during 1998 through the date of this report and on plans conceived by the current management team. After the consummation of the above merger, the Company's current business will be overseen by Aquis executives. While the Company's management is not aware of any significant changes planned by Aquis, management can give no assurance that such changes will not, in fact, occur.

GENERAL

         Paging Partners operates technologically advanced paging systems which provide one-way wireless messaging services. The Company's Metro system, which broadcasts on 931.7875 MHz (The "Metro System"), initially focused on the New York Metropolitan area and currently provides service over portions of seven states (New York, New Jersey, Connecticut, Pennsylvania, Maryland, Virginia and Delaware) and Washington, D.C.

         During 1994 the Company obtained licenses from the Federal Communications Commission ("FCC") to construct a paging system (its "Corridor System") operating on a single frequency (929.6375 MHz) in the territory extending along Interstate I-95 from Baltimore/Washington to Boston (the "Northeast Corridor"). The Company has completed sufficient construction of the Corridor system to ensure exclusive operation on the 929.6375 MHz frequency throughout the Corridor, including the metropolitan areas of Baltimore/Washington, D.C., Philadelphia, New York, and Boston and now provides continuous service from Boston to Washington, D.C. Through a reciprocal arrangement with another carrier, the Company will also offer coverage in the Southeastern United States. Because the Corridor System is independent of the company's Metro System, the Company continues to operate both Systems, and has the flexibility to provide Resellers customized access to service on either System.

         The Company also obtained licenses from the FCC for a third 900 MHz frequency covering most of the I-95 Northeast Corridor. The Company entered into a sharing agreement with another carrier which was granted licenses for the frequency covering substantially the same territory. Pursuant to this sharing agreement, the Company may use up to 50 percent of the available air-time.

         From inception, the Company's principal operating strategy has been to act as a wholesaler and market access to its paging systems exclusively to paging service companies, retailers, and other third parties which, in turn, directly solicit and service subscribers. The Company also solicits private network operators, radio common carriers and other service providers (collectively, with the paging service companies, retailers and other parties described in the preceding sentence, "Resellers"), which have a need for access to transmission facilities in the territories served by the Company's Systems. This strategy permits the Company to operate with less personnel than vertically integrated paging companies. In addition, this strategy removes the threat of competition between the Company and substantially all of its Resellers which, management believes, makes Resellers more likely to sell the Company's services than those of vertically integrated paging companies, though there can be no assurance that this, in fact, is the case.

          Another key strategy of the Company has been to concentrate on providing high quality data and information transmission services targeted toward "higher end" pagers which receive alphanumeric messages (i.e., messages consisting of both numbers and letters). One aspect of this strategy has been the Company's focus on developing technologically advanced systems designed for alphanumeric paging services. Another has been the Company's efforts to supply its Resellers with multiple "information streams" to be marketed to subscribers. Successful marketing of alphanumeric services requires the ability to deliver a signal which will not be corrupted and the development of a system and software which can format and transmit large quantities of information received from multiple sources. The Company's Metro and Corridor systems were designed and constructed to address the needs of alphanumeric subscribers. The success of the Company's efforts to stress its alphanumeric capabilities is evidenced by the fact that the proportion of alphanumeric pagers which it services exceeds the proportion of alphanumeric pagers in service throughout the industry.

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

         Digital display paging service represents a majority of the pagers in service today. Alphanumeric display service constitutes a relatively small portion of the pagers in use, primarily due to the difficulty of accurately inputting the message to be delivered and in ensuring accurate receipt of the message by the subscriber's pager. The success of the Company's focus on alphanumeric services is evidenced by the fact that of the pagers served by the Company, 20% are alphanumeric as compared to an industry average of approximately 15%.

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

         During 1998, the Company introduced a new message delivery mechanism - AlphaPlus(R) E-mail. A subscriber selecting this service has the ability to receive his E-mail on his pager while it is simultaneously being forwarded to his usual E-mail address.

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

         As part of its AlphaPlus(R) service, the Company transmits a variety of information services which Resellers can sell to their subscribers. This service allows subscribers to receive information on their alphanumeric pagers which they can review at their convenience. Currently, the information provided by the Company includes headline news stories, hourly financial updates, sports scores and a variety of other "infotainment" items purchased by the Company from various third party information providers. The Company provides additional premium information services, including more detailed sports, weather, financial, traffic and emergency information, which Resellers can sell to individual subscribers. The Company has entered into an arrangement with Motorola's InfoPower Division whereby the Company makes available branded information services developed by Motorola through its alliance with leading information service providers. The Company intends to transmit additional information services as they are made available by Motorola, as well as services supplied by other providers, including SportsBox and ScoreQuest. ScoreQuest's offerings include MVP, FastTrax and Daily Racing Form(R) information services.

         Network Services

         In addition to marketing its paging Systems and related services to Resellers, the Company also markets these Systems to private network operators, radio common carriers ("RCC") and service providers which have a need for bulk paging or data transmission services in the territories serviced by the Company's transmission facilities. The Company has entered into arrangements with other RCCs and private network customers, permitting such parties to "network" their systems with the Company's and expand the coverage offered to their end users. More recently, the Company has allowed Resellers to directly connect their switches into the Company's terminal, permitting Resellers to service their subscribers through the Company's Systems. The Company charges for such access on either a fixed fee or per-usage basis.

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

         The Company's current Resellers are from both within and without the communications industry. The Resellers include specialty and mass market retailers, answering services, two-way radio companies and other participants in the communications industry seeking to expand the services offered to their customers; nationwide paging companies which rely upon the Company to service their customers in territories serviced by the Company's Systems; private network operators and other radio common carriers which supplement their transmission facilities by networking into the Company's facilities; retailers, electronics distributors and other specialty retail outlets seeking to supplement their product lines and information providers which rely on the Company to transmit information to their subscribers. The Company has constructed both of its paging Systems as a series of interconnected modules, which allows the Company to give Resellers the ability to offer services to subscribers in only those portions of the service area which the subscriber designates. The Company makes such subregional services available at rates below those for service throughout the Company's service area.

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

         The Company is not dependent on any single Reseller. No single Reseller accounts for more than 5% of the Company's gross revenues.

SOURCES OF EQUIPMENT

         The Company does not manufacture any of the equipment used in its operations, all of which is available from a variety of sources. Due to the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment, the Company has been able to design its paging networks so as not to be dependent upon any single source for such equipment. The Company periodically evaluates its purchasing arrangements for pagers to be sure that the equipment it is offering to its Resellers is current and is available at appropriate prices.

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

         To increase the visibility of its AlphaPlus(R) services, the Company entered into an agreement with Motorola whereby the Company will make available to subscribers branded information services through its alliances with leading service providers. During 1998, the Company introduced Alpha Plus(R) E-Mail. A subscriber selecting this service has the ability to receive his E-mail on his pager while it is simultaneously being forwarded to his usual E-mail address.

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

         Management believes that the quality of the service the Company provides, as well as the variety of enhancements offered, appeal to Resellers. To date, the Company has focused its efforts on providing higher end alphanumeric and data transmission services. The merits of this strategy are attested to by the fact that the proportion of the pagers served by the Company which are alphanumeric exceeds the proportion of pagers throughout the industry which are alphanumeric. Moreover, management believes that because the Company concentrates on Resellers and does not maintain a competitive sales force, Resellers are more likely to rely upon the Company than on its competitors, although there can be no assurance this, in fact, is the case.

         The Company's Metro System competes with at least ten other paging system operators in the New York metropolitan area and others throughout its coverage area. These include systems operated by Paging Network, Inc., Page Mart, MetroCall, and SkyTel, as well as systems operated by privately owned companies. The Company's Corridor System competes with several or more competitors in all regions of the Northeast Corridor. Some of these competitors are small, privately owned companies serving only one market area, while others are larger companies, including those mentioned above, that provide service in more than one market and, in some cases, continuous coverage throughout the Northeast Corridor or the entire United States.

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

REGULATION

         The Company's paging operations are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended ("the Communications Act") and the Telecommunications Act of 1996 ("1996 Act"). The Company is required to obtain licenses from the FCC to use the radio frequencies necessary for its paging operations. These authorizations specify the particular locations and frequencies authorized for use by the Company and set forth technical parameters such as power, tower height and antenna specifications under which the Company is permitted to use its frequencies.

         The Company's current frequencies are in the 929-931 MHz band and its operations are governed under the Commission's Rules covering commercial mobile radio services ("CMRS"). CMRS licensees must provide interconnection upon reasonable request, must not engage in any unreasonably discriminatory practices and are subject to complaints regarding any unlawful practices. The Company is also subject to provisions that authorize the FCC to provide remedial relief to an aggrieved party upon finding of a violation of the Communications Act and related customer protection provisions.

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

         The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") imposed a structure of regulatory fees which the Company is required to pay with respect to its licenses. These fees are revised on an annual basis. The Company believes that these regulatory fees will not have a material adverse effect on the Company's business.

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

         The FCC, under the Communications Act, has authority to revoke or modify licenses issued by it. Any such revocation can only occur after notice and opportunity for hearing based upon egregious misconduct by the licensee. No license of the Company has ever been revoked or modified involuntarily.

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

         Because the auctions are new to paging, the Company cannot predict their impact on its business. Initially, auctions or competitive bidding may increase the Company's cost of obtaining authorizations from the FCC. The FCC's new wide-area licensing and auction Rules may also serve as a barrier to new participants to the paging industry. On the other hand, the more flexible licensing scheme should save on application costs associated with making changes to facilities within the wide area should the Company be successful and bid for wide areas or within its incumbent geographic areas. On the other hand, if the Company is not a winner in the auctions for broad geographic areas, its ability to expand its service territories will be affected by these new policies.

         In the future, the Congress may modify or amend the Communications Act and the FCC may modify its Rules or Policies in ways that could have a material adverse effect on the Company's business. Such actions may effect the scope and manner of the Company's operations and delivery of its service. As a result of the enactment of the 1996 Act, the Company has incurred additional financial obligations. In November 1996, in response to a directive in the 1996 Act, the FCC adopted new rules that govern compensation to be paid to pay phone providers. After these rules were vacated by the U.S. Court of Appeals for the D.C. Circuit, the FCC released an order mandating that long distance carriers compensate pay phone providers 28.4 cents for each 800 Number call during a two-year interim period. The long distance carriers have either passed this cost through to the paging companies that provide toll-free service to their subscribers or have blocked payphone calls to toll-free Numbers. This has increased the cost of providing certain toll-free messaging services and limited the utility of toll-free Number service. Petitions for review and stay of this order have been filed with a federal appellate court. Also, in response to changes made by the 1996 Act, the FCC has adopted new rules regarding payments by telecommunications firms into a revamped fund that will provide for the widespread availability of telecommunications services, including to low-income consumers ("Universal Service"). Prior to the implementation of the 1996 Act, Universal Service obligations largely were met by local telephone companies. Under the new rules, all telecommunications carriers, including paging companies, are required to contribute to the Universal Service Fund. Payments into the fund have increased the cost of doing business and could make the Company's service less competitive with the other services. For example, under the 1996 Act, local exchange carriers are prohibited from charging paging carriers for the "transport and termination" of local exchange carrier originated traffic. This has already led to substantial savings for the Company. In addition, paging carriers may be entitled to compensation from other telecommunications carriers that terminate a call on a paging network. This could lead to additional revenue for the Company. Of course, the Company cannot predict the final outcome of any FCC proceedings, any court challenges to any FCC Rules or Policies or predict what Congress may, in the future, propose in the way of changes to the telecommunications laws.

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

EMPLOYEES

         As of February 18, 1999, the Company had 20 full-time and three part-time employees. The Company believes that its relationships with its employees are generally good.

ITEM 2.  PROPERTY

         The Company's principal office is located in approximately 4,300 square feet of leased space at Freehold Office Plaza, 4249 Route 9 North, Building 2, Freehold, New Jersey. The fixed rent on the lease, which expires August 31, 1999, is currently approximately $80,000 per year. In addition to fixed rent, the lease requires the Company to pay its proportionate share of certain maintenance expenses and any increase in real estate taxes and insurance costs. The Company leases approximately 230 locations for its transmitters on commercial broadcast towers, buildings and other fixed structures. In addition, the Company leases space in New York, Pennsylvania, Maryland, and Massachusetts, primarily to house equipment related to its paging systems. The rental payable for such leases, together with those for the Company's transmitter locations, aggregated approximately $145,000 per month, as of February 18, 1999.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded over the counter on the NASDAQ SmallCap Market under the Symbol PPAR. In April 1997, the Company's Warrants were delisted from NASDAQ due to an absence of market makers for this security. Over the counter market quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions. The quarterly high and low bid prices for the Company's Common Stock for the past two years as reported by the National Association of Securities Dealers, Inc., are as follows:


                               1997                                                       1998
                           COMMON STOCK                                               COMMON STOCK

       QUARTER          HIGH                LOW          QUARTER                   HIGH                 LOW
First Quarter           2.06                 0.75        First Quarter             1.81                 0.69
Second Quarter          1.68                 0.69        Second Quarter            1.75                 1.00
Third Quarter           1.69                 1.00        Third Quarter             1.50                 0.88
Fourth Quarter          1.50                 1.00        Fourth Quarter            3.19                 0.69

         On February 18, 1999, the closing price of the Company's Common Stock was $1.31. As of this date, there were approximately 100 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that there are at least 1,000 beneficial holders of the Company's Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

         The following table sets forth-summary historical financial information and operating data for each of the five fiscal years ended December 31, 1998. The financial information and operating data were derived from, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Report.

                                                                      Year Ending December 31,
                                                1998            1997            1996           1995            1994
                                                ----            ----            ----           ----            ----
                                                              (In thousands, except per share numbers )

STATEMENT OF OPERATIONS DATA:
Total revenues ........................       $  9,902        $  9,069        $  6,910        $  5,474        $  3,951
Operating expenses ....................         10,596          10,286           9,466           7,819           4,418
                                              --------        --------        --------        --------        --------

Operating loss ........................           (694)         (1,217)         (2,556)         (2,345)           (467)
Other expense (income) ................            453             200             160              (7)            188
                                              --------        --------        --------        --------        --------

Net loss ..............................         (1,147)         (1,417)         (2,716)         (2,338)           (655)
                                              --------        --------        --------        --------        --------

Net loss per common share .............       $  (0.18)       $  (0.23)       $  (0.50)       $  (0.49)       $  (0.16)
                                              --------        --------        --------        --------        --------

BALANCE SHEET DATA (at year end):
Total assets ..........................       $  5,318        $  6,723        $  6,691        $  7,746        $ 11,178
Long-term debt, less current maturities       $  1,146        $  1,590        $  1,335        $    930        $  1,800

OTHER DATA (at year end) (unaudited)
EBITDA (1) ............................       $    578        $    (47)       $ (1,500)       $ (1,555)       $   (107)
Equivalent units in service (2) .......            181             151              83              59              37


(1) EBITDA represents earnings (excluding interest and non-operating items) before taxes, depreciation and amortization EBITDA is a financial measure commonly used in the paging industry EBITDA is not derived pursuant to generally accepted accounting principles ("GAAP") and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the financial operations and liquidity of the Company as determined in accordance with GAAP

(2) The Company reports its units in service on the basis of "(equivalent) units in service" Certain of the Company's customers are serviced and billed on a measurement basis other than one which relates to the number of units in service In such case the number of units reported is based upon the monthly revenue received converted into units at the lowest unit pricing given to any of the Company's customers for equivalent service The number of units in service excludes subscribers receiving AlphaPlus data services but not subscribing to basic paging services.

RESULTS OF OPERATIONS - 1998 TO 1997

         The Table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues and changes therein for the years ended December 31, 1998 and 1997. The table also presents certain key operating statistics (unaudited) for the same periods.

                                                   1998                      1997                        CHANGE
                                             $             %           $              %              $             %
Revenues:
   Service                               7,542,000        76.2      7,012,000        77.3          530,000        7.6
  Equipment Sales                        2,360,000        23.8      2,057,000        22.7          303,000       14.7
                                         ---------        ----      ---------        ----          -------
  Total Revenue                          9,902,000       100.0      9,069,000       100.0          833,000        9.2
                                         ---------       -----      ---------       -----          -------
Operating Expenses:
  Service                                1,875,000        18.9      1,635,000        18.0          240,000       14.7
  Technical                              2,575,000        26.0      2,500,000        27.6           75,000        3.0
  Cost of Equipment Sold                 2,422,000        24.4      2,270,000        25.0          152,000        6.7
  Selling                                  511,000         5.2        783,000         8.6        (272,000)     (34.7)
  General and Administrative             1,941,000        19.6      1,928,000        21.3           13,000        0.7
  Depreciation and
     Amortization                        1,272,000        12.9      1,170,000        12.9          102,000        8.7
                                         ---------        ----      ---------        ----          -------
                                        10,596,000       107.0     10,286,000       113.4          310,000        3.0
                                        ----------       -----     ----------       -----          -------

Loss from operations                     (694,000)       (7.0)    (1,217,000)      (13.4)          523,000       43.0

Merger Costs                               151,000         1.5              0         0.0          151,000     ------
Emergency Satellite
   Transfer Costs                          100,000         1.0              0         0.0          100,000     ------
Interest  expense                          202,000         2.0        200,000         2.2            2,000        1.0
                                           -------         ---        -------         ---            -----

Net loss                               (1,147,000)      (11.5)    (1,417,000)      (15.6)          270,000       19.1
                                       -----------      ------    -----------      ------          -------

OTHER DATA

EBITDA*                                   $578,000         5.9      $(47,000)       (0.5)         $625,000     1329.8

Equivalent Units
   Reseller                                116,000                    111,000                        5,000        4.5
   Transmission Only                        65,000                     40,000                       25,000       62.5

Average Monthly per Unit Revenue**
   Reseller                                  $4.85                      $5.71                        $ .86     (15.1)
   Transmission Only                         $0.95                      $1.16                        $ .21     (18.1)


* Profit (loss) from operations before depreciation and amortization. ** Average (monthly) service revenue per unit.

         The increase in the Company's service revenues reflects increases in the number of (equivalent) units in service offset in part by reduced service revenue per unit. Service revenue per unit on reseller units has declined due in part to continued competitive pricing in the industry. Additionally, the portion of the Company's revenues generated by transmission-only services has increased. The Company charges a lower unit price to customers for transmission-only services as the customers operate their own switching terminal equipment and procure their own telephone numbers from local exchange carriers and are only using the Company's radio transmission network. In turn, the Company incurs virtually no incremental telecommunications, selling, customer service, or capital costs from servicing these units. Service revenue per unit for transmission-only units has declined because early customers were alphanumeric information providers who were charged a fixed monthly fee for use of the Company's systems. Since the Company began active marketing of transmission-only capability in early 1997, new customers have mostly added numeric paging units with lower revenue per unit.

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

         Service cost represents outlays to third party providers of alphanumeric message dispatch service. These costs increased in 1998 as compared to 1997 due to a greater number of alphanumeric units in service.

         Technical expenses include transmission site rentals, telephone interconnect services, and the costs (mostly personnel-related) of the Company's engineering function. The increases in technical costs in 1998 as compared to 1997 are attributable to increased telephone interconnect costs and increased transmission site rental prices as well as an increase in the number of transmission sites.

         Equipment sales increased during 1998 as compared to 1997 due to new product introductions by the Company's primary supplier (Motorola) as well as price increases and decreased availability from certain competitors. The Company continues to sell pagers as an accommodation to Resellers and not as a source of profit. However, lessened competition has permitted narrower loss margins on pager sales during 1998 than in previous years.

         Selling expenses decreased in 1998 as compared to 1997. This reflects lower promotional expenditures, lower sales commissions due to lower intra-quarter sales growth, and lower salary expense due to a sales department reorganization more fully described in the Current Trends section below.

         EBITDA reflects the Company's earnings (excluding interest and non-operating items) before taxes, depreciation and amortization and measures the Company's operating cash flows, which the Company considers to be a significant measure of performance. EBITDA is commonly used in the paging industry and by financial analysts and others who follow the industry to measure operating performance, but should not be considered in isolation or as an alternative to measures of operating performance or cash flows pursuant to generally accepted accounting principles. EBITDA improved significantly during 1998 as compared to 1997 reflecting the fact that the increase in service revenue exceeded the resulting increase in cost of service while other operating costs declined. Now that the Company's paging systems are built-out, increases in service revenues should not result in proportional increases in operating expenses.

         Interest expense primarily reflects the Company's equipment financing with Motorola.

         Depreciation increased as the Company put into service equipment purchased in 1997 for the Metro System upgrade.

         Net loss decreased due to the improvement in EBITDA noted above, offset in part by increased depreciation and the emergency satellite transfer and merger costs described below.

    EMERGENCY SATELLITE TRANSFER COSTS

         The Company relies on a satellite for dissemination of its paging signal from its paging hub in Freehold, New Jersey to its network of over 240 radio transmitters in the Eastern United States. On the evening of May 19, 1998, the unprecedented sudden failure of the Galaxy IV satellite used by the Company (as well as most other large paging carriers) caused the suspension of paging service. Within 24 hours, the Company made a successful transition to an alternate satellite (SBS-6) on which it had previously reserved backup time. However, the Company had to engage subcontractors to reorient the satellite receiver on each transmission tower to receive radio signals from the new satellite. The Company incurred approximately $100,000 of such expenses during 1998 to cover the costs of these realignments.

    CURRENT TRENDS

         Although higher than 1997, on a "run-rate" basis service revenue did not grow during 1998, due primarily to a reduction in alphanumeric and message dispatch units and revenue. Management believes that a significant factor in such reduction was a new per-call charge instituted in October 1997 under the Telecommunications Act of 1996 for calls to toll-free numbers made from pay phones. This charge has disrupted the cost structures of the Company's message dispatch providers which either have had to absorb the cost (approximately $.30 per call) or pass it on to the Company which would likely, in turn, seek to pass it on to the Company's resellers (and ultimately to end users). Rather than elect to absorb the new cost without knowing whether it could successfully be recovered from end-users, the Company, with its major dispatch providers, has determined to block calls originating from pay phones to the toll free numbers maintained by the dispatch providers to receive messages for end users. The inability to receive messages from callers using pay phones may have caused some end-users to stop obtaining message dispatch (and possibly numeric and alphanumeric) service from the Company's resellers.

         Additionally, in an effort to reduce the impact of the new per call charge, certain of the Company's dispatchers switched long distance carriers or made programming changes to their internal switches. In some cases this may have interfered with the quality of service provided to the Company's end-users, which may have caused them to seek an alternative service provider. Management also believes that decreasing wireless phone charges may also account for some portion of the alphanumeric unit decreases. Consistent with an industry-wide trend, revenue growth from numeric display paging slowed during 1998.

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

         In an effort to capitalize on any opportunity that may result from its competitors' strategy shifts and offset the impact of the negative trends discussed above, the Company has made several changes in how it markets its services and supports its resellers and, in turn, end-users. The Company has restructured its salaried sales force emphasizing less costly internal support personnel servicing existing resellers and soliciting increased business from smaller accounts. The Company has also recently introduced several attractively priced service bundles and annual paging packages and now offers E-mail based messaging on alphanumeric (text) pagers.

         Senior management continues to solicit large, established resellers and carriers for transmission-only service. Although the Company's per unit revenues for such service are lower, the Company incurs no incremental costs and the Company is partnered with organizations having the financial and management strength to purchase and maintain their own paging terminals.

Year 2000

         Much of the Company's operating software was designed specifically for use by the Company. As the services provided by the Company change, certain underlying programs are updated. The Company's MIS personnel have informed the Board of Directors that the code for all such updates is written to be "Year 2000 compliant". MIS personnel have further informed the Board that during 1998, they investigated the balance of the underlying programs and revised remaining programs requiring revision to become "Year 2000 compliant."

1997 TO 1996 RESULTS OF OPERATIONS

          The Table below presents certain items in the Company's statements of operations in dollars and as percentages of total revenues and changes therein for the years ended December 31, 1997 and 1996. The table also presents certain key operating statistics (unaudited) for the same periods.

                                                 1997                       1996                         CHANGE
                                            $              %           $              %              $             %
Revenues:
   Service                               7,012,000        77.3      4,950 000        71.7        2,062,000       41.7
  Equipment Sales                        2,057,000        22.7      1,960,000        28.3           97,000        4.9
                                         ---------        ----      ---------        ----           ------
  Total Revenue                          9,069,000       100.0      6,910,000       100.0        2,159,000       31.2
                                         ---------       -----      ---------       -----        ---------

Operating Expenses:
  Service                                1,635,000        18.0        868,000        12.6          767,000       88.4
  Technical                              2,500,000        27.6      2,548,000        36.8         (48,000)        1.9
  Cost of Equipment Sold                 2,270,000        25.0      2,136,000        30.9          134,000        6.3
  Selling                                  783,000         8.6        927,000        13.5        (144,000)     (15.5)
  General and Administrative             1,928,000        21.3      1,931,000        27.9          (3,000)      (0.2)
  Depreciation and
     Amortization                        1,170,000        12.9      1,056,000        15.3          114,000       10.8
                                         ---------        ----      ---------        ----          -------

                                        10,286,000       113.4      9,466,000       137.0          820,000        8.7
                                        ----------       -----      ---------       -----          -------

Loss from operations                   (1,217,000)      (13.4)    (2,556,000)      (37.0)        1,339,000     (52.4)
Interest  expense                          200,000         2.2        160,000         2.3           40,000       25.0
                                           -------         ---  --    -------         ---           ------

Net loss                               (1,417,000)      (15.6)    (2,716,000)      (39.3)        1,299,000       47.8
                                       -----------      ------    -----------      ------        ---------

OTHER DATA:
EBITDA*                                  $(47,000)       (0.5)   $(1,500,000)      (21.7)       $1,453,000       96.9

Equivalent Units (end of year)             151,000                     83,000                       68,000       81.9
ARPU**                                       $4.99                      $5.73                       $(.74)     (12.9)

     * Loss from operations before depreciation and amortization. ** Average (monthly) service revenue per unit.

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

         Recent unit growth has resulted from factors which include:

         - Increased penetration of transmission-only services (see below)

         - Overall wireless messaging industry growth, particularly in the Company's target market sector--alphanumeric (as opposed to numeric) messaging.

         - Increased penetration of add-on services to alphanumeric messaging (message dispatch, sports, business and news offerings)

         - Improved responsiveness to industry price competition in a selective manner through price simplification and discounting incremental units in service.

         -        Upgraded sales force.

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

         Service cost represents outlays to third-party providers of alphanumeric dispatch service. These costs increased in 1997 as compared to 1996 based on continued market penetration of alphanumeric paging.

         Technical expenses include transmission site rentals, telephone interconnect services, and the costs (mostly personnel-related) of the Company's engineering function. The decrease in technical costs during 1997 are attributable to a decrease in telephone interconnect service costs resulting from the Telecommunications Act of 1996. However, other provisions of the Telecommunications Act, when they become effective, could partially or fully offset such decreases. The telecommunications cost decreases were offset in part by increased site rental prices and personnel costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         By relying primarily upon resellers to build its subscriber base, the Company has been able to avoid many of the expenses associated with the solicitation and servicing of subscribers. Nevertheless, the construction and initial operation and marketing of a paging system requires substantial expenditures which can only be recouped, if at all, from the subsequent operation of the system. At this point, the Company anticipates that it will from time to time make substantial capital expenditures to upgrade its Systems to assure that they remain technologically current, but the level of such expenditures should be less than those associated with the initial construction of its Systems. During 1997, the Company incurred approximately $750,000 of net capital expenditures, primarily for technological upgrades of the Metro System, substantially all of which was financed by Motorola. During 1998, the Company incurred $258,000 of capital expenditures and expects spending to remain at a comparable level in 1999. However, capital needs could change as a result of the planned merger described below.

         On November 6, 1998, the Company agreed to merge with BAP Acquisition Corporation ("BAP"), later renamed Aquis Communications, Inc. ("Aquis"). Effective December 31, 1998, Aquis purchased substantially all the paging assets of Bell Atlantic. After the merger is complete, the current shareholders of Aquis would own approximately 58.5% of the Company's common stock. The merger is subject to the approval of the Company's shareholders as well as FCC approval of the transfer of the Company's radio (paging) licenses.

         The Aquis asset purchase from Bell Atlantic was financed by a blend of senior debt, seller financing, and equity. Based on the individual performances of the Bell Atlantic paging business and the Paging Partners business, management believes that the combined entity should generate sufficient operating cash flow to finance its combined debt service and capital expenditures with funds left over for acquisitions or early debt retirement. Through December 31, 1998 the Company incurred $151,000 of professional and related costs arising directly from the merger.

         The Company's only long-term debt is a note to Motorola with a balance of $1,590,000 as of December 31, 1998. Although the Company has been repaying the note in accordance with its terms, 1998 revenues did not grow sufficiently to enable the Company to meet certain covenants in its Loan Agreement with Motorola, as amended. To facilitate the merger described above, Motorola has agreed to waive any past or future covenant violations occurring prior to merger. However, if the merger is not consummated, it is possible that the Company would again be out of compliance with the loan covenants.

Forward-Looking Statements

         The foregoing discussion of the Company's Financial Condition and Results of Operations, and other portions of this Report contain forward-looking statements including, but not limited to, statements regarding the Company's future financial condition, results of operations, growth strategies, product development and revenues. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the competitive conditions in the markets for the Company's services, the further development of products, such as wireless telephones, PCS and other products which are competitive with the Company's services and the willingness of the providers of such services to engage in aggressive pricing strategies designed to expand markets, the Company's ability to complete the anticipated merger with Aquis, the Company's ability to consolidate its operations with those of Aquis and the continued market penetration of the Company's products and services.

ITEM 7.       FINANCIAL STATEMENTS - See Index to Financial Statements, Page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not Applicable.

                           PAGING PARTNERS CORPORATION
                                      INDEX


Report of Independent Certified Public Accountants       19

Balance Sheets ...................................       20

Statements of Operations .........................       21

Statements of Changes in Stockholders' Equity ....       22

Statements of Cash Flows .........................       23

Notes to Financial Statements ....................       24

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Paging Partners Corporation
Freehold, NJ


We have audited the accompanying balance sheets of Paging Partners Corporation as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paging Partners Corporation as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.



/s/Berenson & Company LLP

New York, NY
January 22, 1999

                           PAGING PARTNERS CORPORATION

                                 BALANCE SHEETS

                                                                                                    December 31,
                                                                                           --------------------------------
                                                                                              1998                1997
                                                                                           ------------        ------------
ASSETS

        Current assets:

              Cash and cash equivalents ............................................       $    558,000        $    752,000
              Accounts receivable (net of allowances of $47,000 and $61,000) .......            397,000             522,000
              Inventory ............................................................            120,000             106,000
              Other current assets .................................................            108,000             194,000
                                                                                           ------------        ------------
                    Total current assets ...........................................          1,183,000           1,574,000

        Property and equipment .....................................................          3,693,000           4,608,000
        Licenses (less accumulated amortization of $906,000 and $775,000) ..........            442,000             541,000
                                                                                           ------------        ------------
                                                                                           $  5,318,000        $  6,723,000
                                                                                           ============        ============

LIABILITIES

        Current liabilities:

              Current maturities of notes payable ..................................       $    444,000        $    384,000
              Accounts payable .....................................................            506,000             582,000
              Accrued expenses .....................................................            422,000             381,000
              Deferred revenue .....................................................            162,000              26,000
                                                                                           ------------        ------------
                    Total current liabilities ......................................          1,534,000           1,373,000

        Notes payable (less current maturities) ....................................          1,146,000           1,590,000
                                                                                           ------------        ------------
                                                                                              2,680,000           2,963,000
                                                                                           ------------        ------------
        Commitments

STOCKHOLDERS' EQUITY

        Common stock, $0.01 par value, 20,000,000 shares authorized ................             63,000              63,000
        Preferred stock, $0.01 par value, 1,000,000 shares authorized (none issued)
        Additional paid-in capital .................................................         12,668,000          12,643,000
        Accumulated deficit ........................................................        (10,093,000)         (8,946,000)
                                                                                           ------------        ------------
                                                                                              2,638,000           3,760,000
                                                                                           ------------        ------------
                                                                                           $  5,318,000        $  6,723,000
                                                                                           ============        ============

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           PAGING PARTNERS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                               Years ended December 31,
                                                  ----------------------------------------------------
                                                      1998                1997                1996
                                                  ------------        ------------        ------------

 Revenues:
       Service ............................       $  7,542,000        $  7,012,000        $  4,950,000
       Equipment sales ....................          2,360,000           2,057,000           1,960,000
                                                  ------------        ------------        ------------
                                                     9,902,000           9,069,000           6,910,000
                                                  ------------        ------------        ------------

 Expenses:
       Service ............................          1,875,000           1,635,000             868,000
       Technical ..........................          2,575,000           2,500,000           2,548,000
       Cost of equipment sold .............          2,422,000           2,270,000           2,136,000
       Selling ............................            511,000             783,000             927,000
       Administrative .....................          1,941,000           1,928,000           1,931,000
       Depreciation and amortization ......          1,272,000           1,170,000           1,056,000
                                                  ------------        ------------        ------------
                                                    10,596,000          10,286,000           9,466,000
                                                  ------------        ------------        ------------

Loss from operations ......................           (694,000)         (1,217,000)         (2,556,000)

Merger costs ..............................            151,000                 -0-                 -0-
Emergency satellite transfer costs ........            100,000                 -0-                 -0-
Interest expense ..........................            202,000             200,000             160,000
                                                  ------------        ------------        ------------

NET LOSS ..................................       $ (1,147,000)       $ (1,417,000)       $ (2,716,000)
                                                  ============        ============        ============

NET LOSS PER COMMON SHARE .................       $      (0.18)       $      (0.23)       $      (0.50)
                                                  ============        ============        ============

 Weighted average common shares outstanding          6,305,000           6,180,000           5,371,000
                                                  ============        ============        ============

 THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           PAGING PARTNERS CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 ADDITIONAL
                                                 COMMON STOCK                     PAID-IN          ACCUMULATED
                                            SHARES            AMOUNT              CAPITAL            DEFICIT

BALANCE - JANUARY 1, 1996 .......          4,800,000        $     48,000       $ 10,663,000       $ (4,813,000)

Net proceeds of private placement            857,000               9,000          1,291,000
Net loss ........................                                                                   (2,716,000)
Other ...........................             16,000                   0             90,000

                                        ------------        ------------       ------------       ------------
BALANCE - DECEMBER 31, 1996 .....          5,673,000              57,000         12,044,000         (7,529,000)

Net proceeds of private placement            541,000               5,000            495,000
Net loss ........................                                                                   (1,417,000)
Other ...........................             87,000               1,000            104,000

                                        ------------        ------------       ------------       ------------
BALANCE - DECEMBER 31, 1997 .....          6,301,000              63,000         12,643,000         (8,946,000)

Net loss ........................                                                                   (1,147,000)
Other ...........................             26,000                   0             25,000

                                        ------------        ------------       ------------       ------------
BALANCE DECEMBER 31, 1998 .......          6,327,000        $     63,000       $ 12,668,000       $(10,093,000)
                                        ============        ============       ============       ============

 THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                              PAGING PARTNERS CORPORATION

                                STATEMENTS OF CASH FLOWS

                                                                               Years ended December 31,
                                                                   -------------------------------------------------
                                                                      1998               1997               1996
                                                                   -----------        -----------        -----------

Cash flows from operating activities:
      Net loss .............................................       $(1,147,000)       $(1,417,000)       $(2,716,000)
      Adjustments to reconcile net loss to net
           cash provided (used) by operating activities:
          Depreciation .....................................         1,140,000          1,038,000            928,000
          Amortization .....................................           132,000            132,000            128,000
          Merger costs .....................................           151,000                -0-                -0-
          Non-cash compensation ............................               -0-                -0-             34,000
      Changes in operating assets and liabilities:
           Decrease in accounts receivable net
                of allowances and deferred revenue .........           125,000             33,000             41,000
           (Increase) decrease in other current assets .....            86,000           (125,000)           (12,000)
           (Increase) decrease in inventory ................           (14,000)           (13,000)           289,000
           Increase in accounts payable and accrued expenses           101,000            471,000            269,000
                                                                   -----------        -----------        -----------

          Net cash provided (used) by operating activities .           574,000            119,000         (1,039,000)
                                                                   -----------        -----------        -----------

Cash flows from investing activities:
      Acquisition of property, equipment and licenses ......          (258,000)          (213,000)          (292,000)
                                                                   -----------        -----------        -----------

          Net cash used by investing activities ............          (258,000)          (213,000)          (292,000)
                                                                   -----------        -----------        -----------

Cash flows from financing activities:
      Net proceeds from private equity placement ...........               -0-            500,000          1,300,000
      Merger costs .........................................          (151,000)               -0-                -0-
      Proceeds from stock option exercise ..................            25,000              9,000             46,000
      Repayment of notes payable ...........................          (384,000)          (170,000)           (61,000)
                                                                   -----------        -----------        -----------

          Net cash provided (used) by financing activities .          (510,000)           339,000          1,285,000
                                                                   -----------        -----------        -----------

      Net increase (decrease) in cash and cash equivalents .          (194,000)           245,000            (46,000)
      Cash and cash equivalents - beginning of year ........           752,000            507,000            553,000
                                                                   -----------        -----------        -----------
      Cash and cash equivalents - end of year ..............       $   558,000        $   752,000        $   507,000
                                                                   ===========        ===========        ===========

      Supplemental disclosures of cash flow information:
          Cash paid for interest ...........................       $   202,000        $   200,000        $   150,000
          Debt incurred for the purchase of equipment ......               -0-            741,000            540,000
          Common stock issued in exchange for services .....               -0-             96,000                -0-
          Other ............................................               -0-                -0-             10,000

 THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           PAGING PARTNERS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.  THE COMPANY:

    Paging Partners Corporation ("The Company") operates two paging systems providing one-way wireless messaging services in portions of ten states from New Hampshire to Virginia.

2.  MERGER:

    On November 6, 1998, the Company entered into a merger agreement with BAP Acquisition Corporation ("BAP"), which subsequently changed its name to Aquis Communications, Inc. ("Aquis"). Aquis has conducted no operations to date, but purchased substantially all of the assets of the Paging Division of Bell Atlantic on December 31, 1998. After the merger is complete, the current shareholders of Aquis would own a majority of the Company's stock. The merger is subject to the approval of the Company's shareholders and the FCC (regarding transfer of the Company's radio paging licenses).

    For accounting purposes, the Company plans to account for the merger as if Aquis is the acquiror (a reverse acquisition) of the Company using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities on the date of acquisition. Any excess of the fair market value of the consideration given over the fair market value of the identifiable net assets acquired is reported as goodwill. The 1998 statement of operations includes costs incurred that are directly related to the merger.

3.  CAPITALIZATION:

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

                             NUMBER             OPTION
                             OF SHARES          PRICE RANGE
1996

Outstanding, January 1          210,500        $2.75 - 6.25
Granted                         176,700        $1.38 - 4.38
Exercised                       (16,000)       $       2.88
Cancelled                      (110,600)       $2.75 - 6.00
                           ------------
Outstanding, December 31        260,600        $1.38 - 6.25
                           ------------

Exercisable, December 31        129,350        $2.75 - 6.25
                           ------------

1997

Outstanding, January 1          260,600        $1.38 - 6.25
Granted                         128,500        $0.88 - 1.38
Exercised                       (10,000)       $       0.88
Cancelled                       (37,150)       $1.38 - 6.25
                           ------------
Outstanding, December 31        341,950        $0.88 - 6.25
                           ------------

Exercisable, December 31        254,050        $0.88 - 6.25
                           ------------

1998

Outstanding, January 1          341,950        $0.88 - 6.25
Granted                         216,100        $1.38 - 4.38
Exercised                        25,750        $0.88 - 1.00
Cancelled                       180,150        $0.88 - 6.25
                           ------------
Outstanding, December 31        352,150        $0.88 - 4.19
                           ------------

Exercisable, December 31        342,150        $0.88 - 4.19
                           ------------

In consideration of the pending merger (Note 2), exercisable options as of December 31, 1998 include options that actually become exercisable on February 13, 1999 and options that become exercisable upon a change in control.

                           PAGING PARTNERS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

The Company continues to measure compensation cost pursuant to APB No. 25, as permitted by the Financial Accounting Standards Board (FASB) Statement No. 123. Had compensation cost been determined on the basis of FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                   1998                       1997                      1996
                                   ----                       ----                      ----

Net Loss:
  As reported                      $(1,147,000)               $(1,417,000)              $(2,716,000)
  Pro forma                        $(1,160,000)               $(1,445,000)              $(2,733,000)

Net Loss per Common Share:
  As reported                      $(0.18)                    $(0.23)                   $(0.50)
  Pro forma                        $(0.18)                    $(0.23)                   $(0.51)


    The fair value of compensation was computed using an option-pricing model which took into account the following factor as of the grant date:

-        the exercise price and expected life of the option

-        the current price of the stock and its expected volatility

-        expected dividends, if any, on the stock

- the risk-free interest rate for the expected term of the option using the Treasury Note rate with a remaining term equal to the expected life of the options.

4.  SIGNIFICANT ACCOUNTING POLICIES:

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

    e.  Revenue Recognition:

    Deferred revenue represents advance billings for services not yet performed. Such revenue is recognized in the month in which the service is provided.

                           PAGING PARTNERS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



    f.  Income Taxes:

    Income taxes for the Company have been provided for the tax effects of transactions reported in the financial statements and will consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets for financial and income tax reporting.

    g.  Concentration of Risk:

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

    h. Estimates

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

    i.  Fair Value of Financial Instruments

    The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of notes payable approximate fair value because of similar current rates at which the Company could borrow funds with consistent remaining maturities.

    j.  Reclassification of Certain Expenses

    Certain operating expense components for 1996 and 1997 have been reclassified to conform to current year classifications.

5.       PROPERTY AND EQUIPMENT:

                                                       December 31,
                                                  1998             1997
                                                  ----             ----
Transmission and  other paging equipment       $6,680,000       $6,570,000
Telephone and computer equipment                  685,000          590,000
Other                                             154,000          134,000
                                               ----------       ----------
                                                7,519,000        7,294,000
     Less accumulated depreciation              3,826,000        2,686,000
                                               ----------       ----------
                                               $3,693,000       $4,608,000
                                               ==========       ==========

                           PAGING PARTNERS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

6.  NOTES PAYABLE

    Since June 1995, Motorola has agreed to provide financing for equipment to complete the build-out of the Company's Corridor paging system and the upgrade of its Metro paging system. $1,590,000 remains due to Motorola under this arrangement as of December 31, 1998, bearing interest at the 90-day commercial paper rate +6%. Borrowings are collateralized by all of the Company's assets. This arrangement has been subject to certain covenants measured by the Company's financial condition and performance. These covenants have been suspended until March 31, 1999 pending the anticipated completion of the merger with Aquis (see Note 2 above). However, if the Company's planned merger is terminated, the Company will be in violation of some of these covenants.

    Principal maturities of notes payable are as follows:

    1999 ..................  444,000
    2000 ..................  504,000
    2001 ..................  504,000
    2002 ..................  138,000

7.  LEASES:

    The Company leases office space, satellite transmission services, and transmitter sites both on a month-to-month basis and under noncancelable operating leases which provide for increased rentals based upon increases in real estate taxes, operating costs or selected price indices. Minimum annual rentals under leases expiring at various times through January 2006 are as follows:

    1999  .....................    1,538,000
    2000  .....................    1,140,000
    2001  .....................      651,000
    2002  .....................      494,000
    2003  .....................      242,000
    Thereafter.................      214,000

    Rent expense was $1,749,000, $1,676,000, and $1,483,000  for 1998, 1997, and
    1996,  respectively.

8.  INCOME TAXES:

The Company is permitted to recognize currently the future benefit of its net operating loss carryforwards and future tax deductions for expenses previously recorded for financial reporting purposes. At December 31, 1998, the Company had available net operating loss carryforwards of approximately $8,700,000 expiring through 2013.

As of December 31, 1998, the recorded deferred tax asset, representing the expected benefit from the future realization of the net operating losses, net of the valuation allowance, was $-0-. The sources of the deferred tax asset and the tax effect is as follows:

Net operating loss carry forward benefit                 $ 3,500,000
Valuation allowance                                       (3,500,000)
                                                         ------------

Deferred tax asset                                       $      - 0 -
                                                         ============

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Information with respect to Item 9 is set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") and is incorporated herein by reference

ITEM 10. EXECUTIVE COMPENSATION

     Information with respect to Item 10 is set forth in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Item 11 is set forth in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 12 is set forth in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

    The following documents are filed as part of this report:

    Exhibit No.                                 Description of Exhibit
    -----------                                 ----------------------

         2 Agreement and Plan of Merger with BAP Acquisition Corp., (now Aquis Communications, Inc.) (1)

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (2)

         3.2      Revised By-Laws of the Registrant (2)

         4.1      Form of Common Stock Certificate (2)

         4.2      Form of Warrant Certificate (2)

         4.3      Form of Unit Purchase Option granted to GKN Securities Corp.
                  (2)

         4.4 Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

         10.9     1994 Incentive Stock Option Plan (2)

         23       Consent of Independent Auditor (3)

         27       Financial Data Schedule (3)

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated November 6, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-76744).

(3) Filed herewith.

Reports on Form 8-K

    On November 6, 1998 the Company filed a current report on Form 8-K to report its Merger Agreement with BAP Acquisition Corporation (since renamed Aquis Communications, Inc.).

                                   SIGNATURES


           Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated:  February 22, 1999

                                          PAGING PARTNERS CORPORATION
                                          (Registrant)



                                          By: /s/Richard J. Giacchi
                                              --------------------------------
                                                 Richard J. Giacchi, President

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



        SIGNATURE                                      TITLE                                    DATE
        ---------                                      -----                                    ----
/s/Leonard D. Fink                 Chairman of the Board of Directors                    February 22, 1999
------------------
Leonard D. Fink

/s/Richard J. Giacchi              President, Director and Principal                     February 22, 1999
---------------------
Richard J. Giacchi                 Executive Officer

/s/Jeffrey M. Bachrach             Vice President, Treasurer, Secretary, and             February 22, 1999
----------------------
Jeffrey M. Bachrach                Principal Financial and Accounting Officer

/s/Robert Davidoff                 Director                                              February 22, 1999
------------------
Robert Davidoff

/s/Monte Engler                    Director                                              February 22, 1999
---------------
Monte Engler

/s/Rochelle B. King                Director                                              February 22, 1999
-------------------
Rochelle B. King