Form 10-Q
period 1999-03-31
AQUIS COMMUNICATIONS GROUP INC
filed 1999-05-17
CIK 920854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

Commission File Number: 1-13002

                        AQUIS COMMUNICATIONS GROUP, INC.
                 (formerly known as Paging Partners Corporation)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              22-3281446
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1719A Route 10, Suite 300                             07054
-------------------------------                       --------------------------
(Address of principal executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (973) 560-8000

              (Former name, former address and former fiscal year,
                         if changed since last report)
                         Paging Partners Corporation
                         Freehold Office Plaza 4249
                         Route 9 North
                         Building 2
                         Freehold, NJ 07728

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of March 31, 1999 there were 15,222,000 shares of the Registrant's Common Stock outstanding.

                        AQUIS COMMUNICATIONS GROUP, INC.

                               INDEX To Form 10-Q

                                                                            Page
                                                                            ----

Part I  Financial Information:

Item 1 - Financial Statements

    Condensed Consolidated Balance Sheets
    March 31, 1999 and December 31, 1998                                      3

    Condensed Consolidated Statements of Operations for the
    Three Months Ended March 31, 1999 and March 31, 1998                      4

    Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1999 and March 31, 1998                      5

    Notes to Condensed Consolidated Financial Statements                      6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      9

Item 3 - Quantitative and Qualitative Disclosures
           About Market risks                                                16

Part II  Other Information:

Item 4 - Submission of Matters to a Vote of Security Holders                 17

Item 5 - Other Events                                                        18

Item 6 - Exhibits and Reports on Form 8-K                                    18

Signature                                                                    19

AQUIS COMMUNICATIONS GROUP, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except for per share amounts)
(Unaudited)

                                                       March 31,    December 31,
                                ASSETS:                  1998          1999
                                                       --------     -----------
Current assets:
  Cash                                                 $  2,650      $     --
  Accounts receivable, net of allowance for
    doubtful accounts of $625 at March 31, 1999
    and $490 at December 31, 1998                         3,012         2,061
  Inventory                                               1,775         2,076
  Prepaid expenses and other                              1,092         1,012
                                                       --------      --------
      Total current assets                                8,529         5,149

Fixed assets, net                                        13,034        10,107
Intangible assets, net                                   20,520        16,749
Deferred charges                                            839           330
                                                       --------      --------

      Total assets                                     $ 42,922      $ 32,335
                                                       ========      ========

                            LIABILITIES:

Current liabilities:
  Accounts payable                                     $  3,202      $  1,769
  Accrued expenses                                        2,123           236
  Advance billings                                        1,280         1,033
  Customer deposits                                         559           577
  Capital lease obligation                                  209            --
  Note payable                                            1,200            --
  Notes payable to stockholders                              --           520
                                                       --------      --------
      Total current liabilities                           8,573         4,135
                                                       --------      --------

Long term debt                                           20,500            --
Note payable                                              2,950         4,150
Payable to Bell Atlantic Corp.
  and affiliates                                             --        18,535
Capital lease obligation                                  1,091            --
                                                       --------      --------
      Total liabilities                                  33,114        26,820
                                                       --------      --------

Commitments and contingencies

                       STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000
  shares authorized, none issued                             --            --
Common stock, $0.01 par value, authorized
  - 30,000,000 shares, 15,222,000
  and 8,892,000 shares issued and
  outstanding at March 31, 1999 and
  December 31, 1998, respectively                           152            89
Additional paid in capital                               11,534         5,962
Accumulated deficit                                      (1,638)         (296)
Note receivable from stockholder                           (240)         (240)
                                                       --------      --------

      Total stockholders' equity                          9,808         5,515
                                                       --------      --------

      Total liabilities and stockholders'
        equity                                         $ 42,922      $ 32,335
                                                       ========      ========

See notes to condensed consolidated financial statements.

AQUIS COMMUNICATIONS GROUP, INC.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except for per share amounts)
(Unaudited)

                                                                    Predecessor
                                                                      Company
                                                                    ------------
                                                  Three Months      Three Months
                                                      Ended           Ended
                                                    March 31,        March 31,
                                                       1999            1998
                                                   -----------      ------------

Revenues:
  Paging services                                  $     6,294      $     5,502
  Equipment sales                                          128              641
                                                   -----------      -----------

      Total revenues                                     6,422            6,143
                                                   -----------      -----------

Operating expenses:
  Paging services                                        1,471            1,038
  Cost of equipment sales                                  258              613
  Technical                                                688              750
  Selling and marketing                                    832              983
  General and administrative                             1,358            1,352
  Depreciation and amortization                          1,973              983
  Provision for doubtful accounts                          255              217
                                                   -----------      -----------

      Total operating expenses                           6,835            5,936
                                                   -----------      -----------

Operating (loss) income                                   (413)             207

Interest expense, net                                      929               --
                                                   -----------      -----------

(Loss) income before income taxes                       (1,342)             207

Provision for income taxes                                  --               82
                                                   -----------      -----------

      Net (loss) income                            $    (1,342)     $       125
                                                   ===========      ===========

Net loss per common share:
  - Basic and diluted                              $     (0.15)
                                                   ===========

Weighted average common shares outstanding           8,962,000
                                                   ===========

See notes to condensed consolidated financial statements.

AQUIS COMMUNICATIONS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)
(Unaudited)

                                                                    Predecessor
                                                                      Company
                                                                    ------------
                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                         1999           1998
                                                     ------------   ------------
Cash flows from operating activities:
  Net (loss) income                                   $ (1,342)     $    125
  Adjustments to reconcile net (loss)
    income to net cash provided
    by operating activities:
      Depreciation and amortization                      1,973           983
      Provision for doubtful accounts                      255           217
      Changes in assets and liabilities,
        net of business acquired:
        Accounts receivable                               (789)         (160)
        Due from affiliates (for trade)                     --        (1,224)
        Inventory                                          499           (77)
        Prepaid expenses and other assets                  (11)          406
        Accounts payable and accrued expenses            1,930           928
        Advance billings and customer deposits              45             3
                                                      --------      --------
          Net cash provided by operating
            activities                                   2,560         1,201
                                                      --------      --------

Cash flows from investing activities:
  Business acquisitions                                (18,535)           --
  Capital expenditures                                    (601)       (1,564)
  Sale of fixed assets                                      39           573
                                                      --------      --------
          Net cash used in investing
            activities                                 (19,097)         (991)
                                                      --------      --------

Cash flows from financing activities:
  Issuance of long term debt                            20,500            --
  Repayment of notes payable to stockholder               (520)           --
  Repayment of capital lease obligation                 (1,506)           --
  Refinancing of capital lease obligation                1,300            --
  Deferred financing costs                                (587)           --
  Due to affiliates                                         --           494
                                                      --------      --------
          Net cash provided by financing
            activities                                  19,187           494
                                                      --------      --------

Increase in cash                                         2,650           704
Cash, beginning of period                                   --            30
                                                      --------      --------
          Cash, end of period                            2,650           734
                                                      --------      --------

Supplemental information on business
  acquired:
  Fair value of assets acquired                          9,150
  Liabilities assumed                                   (3,080)
  Exchange of common stock                              (5,635)
  Accrued transaction costs                               (135)
                                                      --------

          Cash paid                                        300
                                                      --------

            Less: cash acquired                            160
                                                      --------

          Net cash paid                               $    140
                                                      ========

See notes to condensed consolidated financial statements.

AQUIS COMMUNICATIONS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for share information)

1. Basis of Presentation:

      On March 31, 1999, a wholly owned subsidiary of the Company (which was then known as Paging Partners Corporation ("Paging Partners")), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer (see Note 2). At such time, the Company changed its name to Aquis Communications Group, Inc.

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the March 31, 1999 merger with ACI (see Note 2) and the acquisition of the net assets of Bell Atlantic Paging, Inc. ("BAPCO" or the "Predecessor Company") (see Note 3) on December 31, 1998. These statements should be read in conjunction with the historical financial statements, and notes thereto, of ACI and BAPCO included in the Paging Partners Proxy Statement dated March 11, 1999. All material intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of March 31, 1999 and December 31, 1998, and the consolidated results of operations and the consolidated cash flows for the three month periods ended March 31, 1999 and 1998. The historical financial statements prior to March 31, 1999, are those of ACI. ACI had no operating activities prior to the acquisition of BAPCO on December 31, 1998. The statements of operations and of cash flows for the three month period ended March 31, 1998 have been derived from the audited financial statements of the Predecessor Company for such period. The Predecessor Company financial statements include allocations of certain Bell Atlantic Corporation ("Bell Atlantic") revenues and expenses. Management believes that these allocations are reasonable. However, the revenues and expenses allocated are not necessarily indicative of the costs that would have been incurred if the Predecessor Company had performed or procured these functions as a separate entity. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature.

      The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

      Certain prior year amounts have been reclassified to conform to the current year presentation.


Continued                                                                      6

AQUIS COMMUNICATIONS GROUP, INC.

(Dollars in thousands, except for share information)

2. Merger Transaction:

      On November 6, 1998, ACI entered into a merger agreement with Paging Partners whereby each share of ACI common stock was to be exchanged for
      88.92076 shares of Paging Partners' common stock (the "Merger"). The Merger was consummated on March 31, 1999, and has been accounted for as a recapitalization of the Company with ACI as the acquirer (reverse acquisition) under the purchase method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The aggregate purchase price of $6,071, which includes transaction costs, has been allocated to the net assets acquired based upon their estimated fair market values. The purchase price was determined by using the average quoted stock price of Paging Partners a few days before and after the date of the Merger agreement. Intangible assets of approximately $4,400 (principally FCC licenses and customer lists) are being amortized over three to ten years on a straight-line basis. The assets and liabilities recorded in connection with the purchase price allocation are based on preliminary estimates of fair value; actual adjustments will be based on final analyses of fair values which are currently in progress. Changes between preliminary and final purchase price allocations are not expected to be material.

      The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the Predecessor Company as if the Predecessor Company Acquisition (see Note 3) and the Merger occurred on January 1, 1998.

                                                             Predecessor
                                               Company         Company
                                          ---------------- ---------------
                                             Three Months    Three Months
                                                Ended           Ended
                                              March 31,       March 31,
                                                 1999            1998
                                          ---------------- ---------------

      Revenue                                $   8,696        $   8,616
      Net loss                               $  (1,772)       $  (1,669)

      Net loss per common share                  (0.12)

      The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 1998.

3. Predecessor Company Acquisition:

      On December 31, 1998, ACI acquired the net assets of BAPCO and the paging frequencies and the paging network infrastructure owned by various Bell Atlantic operating telephone companies for approximately $29,200, including transaction costs. The acquisition was


Continued                                                                      7

AQUIS COMMUNICATIONS GROUP, INC.

(Dollars in thousands, except for share information)

      accounted for as a purchase in accordance with APB Opinion No. 16. The aggregate purchase price was allocated to the net assets acquired based upon their estimated fair market values.

      Subsequent to the acquisition, Bell Atlantic and ACI commenced negotiations regarding the assets acquired and liabilities assumed under the terms of the sale agreement. These negotiations pertain to the reimbursement to BAPCO and assumption by ACI of certain liabilities in excess of amounts acknowledged by ACI. As a result, ACI recorded an additional $1,100 in assumed liabilities, which represents management's best estimate of the additional liabilities which will be assumed upon completion of the negotiations. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position or the results of its operations or cash flows.

4. Long-Term Debt:

      On October 23, 1998, ACI entered into a five-year term loan agreement with FINOVA Capital Corporation ("FINOVA") which provides a $30,000 facility comprising the FINOVA loan of $20,000, a $500 loan for the Merger funded at the Merger date (the "Merger Loan"), an additional loan in an amount not to exceed $1,500 to be received at the request of ACI (the "Subsequent Loan"), and an acquisition line of credit in an amount of $8,000, plus the amount of the Subsequent Loan in excess of the amount used to pay the scheduled $1,200 payment of principal on the note issued in connection with the acquisition of BAPCO. The FINOVA loan has a term of five years at an interest rate based on Citibank, N.A.'s corporate base rate plus 175 basis points. ACI may also elect to have interest on a part of the FINOVA loan based on a LIBOR rate plus 425 basis points. The FINOVA loan is collateralized by all property owned by the Company and after-acquired property of ACI and all issued and outstanding capital stock and warrants, options and other rights to acquire capital stock of ACI.

      On January 4, 1999, ACI received $20,000 from FINOVA and on March 31, 1999 received the Merger Loan of $500. The loan agreement with FINOVA contains various restrictive covenants that include restrictions on capital expenditures and compliance with certain financial ratios.

5. Net Loss per Common Share:

      The calculation of net loss per common share for the three month period ended March 31, 1999 has not been reduced for the dilutive effects of stock options since the result would be antidilutive.

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

On March 31, 1999 a wholly-owned subsidiary of the Company (then known as Paging Partners Corporation ("Paging Partners")) merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer (see Note 2 to the condensed consolidated financial statements). At such time, the Company changed its name to Aquis Communications Group, Inc. ACI had no operating activities prior to the acquisition of the Bell Atlantic paging business ("BAPCO" or the "Predecessor Company"), on December 31, 1998. See Note 3 to the condensed consolidated financial statements. The historical financial statements prior to March 31, 1999 are those of ACI. The financial statements for the three month period ended March 31, 1998 have been derived from the audited financial statements of the Predecessor Company for such period. See the columns denoted "ACI" and the "Predecessor Company" representing the successor periods and predecessor periods, respectively, in the statements of operations and of cash flows for the three month periods ended March 31, 1999 and 1998, included in this report.

The results of operations of the Predecessor Company for the three month period ended March 31, 1998 include certain revenues and expenses allocated by Bell Atlantic Corporation and its affiliates ("Bell Atlantic"). The provision for income taxes was allocated to the Predecessor Company as if it were a separate taxpayer. Also, certain employee benefit costs were allocated based on employee headcount. Accordingly, the results of operations and financial position of the Predecessor Company may not be the same as would have occurred had the Predecessor Company been an independent entity and operated by ACI management.

This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto.

General

The Company markets one-way paging service and equipment to customers directly and through resellers. The Company also offers its customers both customer owned and maintained equipment or lease options for equipment. See "Results of Operations."

The Company derives its revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the ability to recoup initial selling and marketing costs and operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the service, operating results benefit from the recurring payment of the fixed fees without the incurrence of additional selling expenses. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service, and switching to competing service provider. The average monthly disconnection rates for the three month period ended March 31, 1999 and 1998, were 2.7% and 2.5%, respectively.


Continued                                                                      9

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

Approximately 95% of ACI's service revenue was attributable to fixed fees for airtime, coverage options and features. A portion of the remainder was dependent on usage.

Results of Operations

During the periods covered by this discussion, ACI and the Predecessor Company's principal operations were regional one-way paging operations. The following discussion of results of operations analyzes the results of these one-way paging operations during such periods, unless otherwise indicated.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

The following table sets forth selected statement of operations data for ACI and the Predecessor Company for the periods indicated:

                                                                   Predecessor
                                                       ACI           Company
                                                  --------------  --------------
                                                  Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                      1999            1998
                                                  --------------  --------------
                                                         (in thousands)
Revenues:
  Paging services                                   $    6,294      $   5,502
  Equipment sales                                          128            641
                                                  --------------  --------------
                                                         6,422          6,143
  Cost of paging services                                1,471          1,038
  Cost of equipment sales                                  258            613
  Other operating expenses                               5,106          4,285
                                                  --------------  --------------
                                                          (413)           207
  Interest expense, net                                    929             --
                                                  --------------  --------------

  Provision for income taxes                                --             82
                                                  --------------  --------------

         Net (loss) income                          $   (1,342)     $     125
                                                  ==============  ==============


Continued                                                                     10

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

Revenues

Revenues of $6,424 in the three months ended March 31, 1999 (the "current period") increased by $281 over revenues of $6,143 in the three months ended March 31, 1998 (the "prior period"). The increase in paging services revenues of $792 was attributable to the increase in the customer base. The decrease in revenues from equipment sales of $513 was due to a reduction in billings to terminated customers for unreturned units, lower per-unit sale prices, and fewer units sold due to a smaller sales force in the current period.

Cost of paging services

Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. This generally occurs when a customer requires service outside of ACI's service area, including nationwide coverage. The increase of $433 is attributable to customer growth, and an increase in customer demand for services such as wide-area, nationwide, alphanumeric, and message dispatch services. Management expects that the merger with Paging Partners will significantly reduce ACI's use of third party carriers with the exception of nationwide coverage and message dispatch services.

Cost of equipment sales

The decrease of $355 in the current period was primarily due to a decrease in the number of units sold and, to a lesser extent, lower vendor prices. The decrease in the gross profit margin in the current period is primarily due to the Predecessor Company billing approximately $200 to terminated customers for unreturned units.

Operating Expenses

Technical expenses, which include transmission site rentals, telephone interconnect services and the costs of engineering, in the current period and prior period were $688 million and $750, respectively. The elimination of Bell Atlantic network allocations in 1998 was offset by external costs for transmitter and terminal site rents, telephone company access charges, and personnel costs in the current period.

Selling and marketing expenses in the current period and prior period were $832 and $983, respectively. This decrease of $151 resulted from a reduction in salary, benefit and commission expense in 1999 as a result of a smaller sales force, offset by an increase in print advertising expenses.


Continued                                                                     11

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in the current period and prior period were $1,358 and $1,352, respectively. General and administrative expense remained consistent from the prior period to the current period; however, the comparison of these expenses is not meaningful because the Predecessor Company amounts were based on allocations to Bell Atlantic. This was offset by increased salaries and benefits and facility charges in the current period.

Depreciation and amortization in the current period and prior period were of $1,973 and $983, respectively. The increase of $990 was primarily due to depreciation and amortization on the assets acquired from the operating telephone companies of Bell Atlantic, which are not reflected in the prior period expense, and the amortization of intangible assets arising from the acquisition of BAPCO.

Interest Expense

Interest expense in the current period of $929 primarily includes interest on ACI's five year term loan with FINOVA Capital Corporation ("FINOVA") of approximately $400, and $300 (including premiums) on letters of credit. The Predecessor Company's operations were financed by its ultimate parent, and, as a result, the prior period results do not reflect any financing charges.

Provision for Income Taxes

The provision for income taxes decreased by $82 in the current period as a result of ACI's operating loss for book and tax purposes. During the prior period, the Predecessor Company was included in the consolidated Federal and certain combined state income tax returns of its parent. The provision for the prior period has been calculated on a separate return basis.

Liquidity and Capital Resources

The following table sets forth the selected cash flow statement data for ACI and the Predecessor Company for the periods indicated:

                                                                   Predecessor
                                                       ACI           Company
                                                  --------------  --------------
                                                  Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                      1999            1998
                                                  --------------  --------------
                                                         (in thousands)

Net cash provided by operating activities          $    2,560      $    1,201
Net cash used in investing activities                 (19,097)           (991)
Net cash provided by financing activities              19,187             494
                                                  --------------  --------------

         Net change in cash                        $    2,650      $      704
                                                  ==============  ==============


Continued                                                                     12

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

The operations have historically required substantial capital investment for the procurement of subscriber units. During 1998, this investment was funded by BAPCO's ultimate parent, Bell Atlantic.

Net cash provided by operating activities for the current period and prior period was $2,560 and $1,201, respectively. The increased operating cash flow in the current period was a result of improved operating results from a larger subscriber base.

Net cash used in investing activities for the current period consisted primarily of $18,535 paid by ACI for the acquisition of the Predecessor Company. See Note 3 to the condensed consolidated financial statements. In addition, net cash paid in the amount of $601 in the current period and $1,564 in the prior period were for the purchase of capital assets, principally rental pagers.

Cash provided by financing activities in the amount of $19,187 in the current period consisted primarily of $20,500 of financing received from FINOVA. Cash provided by financing activities of $494 in the prior period resulted from funding provided by Bell Atlantic.

Bell Atlantic used a centralized cash management system to finance its operations and the operations of its subsidiaries. During 1998, cash deposits from BAPCO's business were transferred to Bell Atlantic on a daily basis and Bell Atlantic funded the BAPCO disbursement bank accounts as required.

Working capital, defined as current assets less current liabilities, as of March 31, 1999 and December 31, 1998 was ($44) and $1,014, respectively. The decrease in working capital was primarily attributable to the current classification of $1,250 of the note payable which matures on March 31, 2000.

In order to finance the acquisition of BAPCO, ACI entered into a five year term loan agreement with FINOVA which provided a $30,000 facility. The term loan agreement provides: 1) a $20,000 initial disbursement which was used for the acquisition of BAPCO, 2) a $500 loan funded at the merger date, 3) an additional loan, not to exceed $1,500 (the "Subsequent Loan"), which will primarily be used to make the scheduled $1,200 payment of principal on the note payable to Bell Atlantic, and 4) an acquisition line of credit of $8,000 plus the amount of the Subsequent Loan which was not used for the aforementioned principal payment. If the Company continues to make acquisitions, it will require additional sources of financing.

Year 2000

Until recently, many computer programs were written using two digits as a space saving measure rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. During 1998, BAPCO was


Continued                                                                     13

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

in the process of defining, assessing and converting various internal computer programs and systems to ensure that these Information Technologies will be Year 2000 (Y2K) compliant. At December 31, 1998, ACI assumed all responsibility for BAPCO's previously initiated Y2K efforts.

The Company has divided its Y2K efforts into two primary areas: its administrative and network systems, and third party vendors.

The administrative and network systems consist of software and hardware systems that were a combination of internally developed software and third party software and hardware. ACI's approach has been to:

1. Create an inventory of items that must be assessed and prioritize the items by how critical they are to the operations;

2.    Assess their readiness through testing;

3.    Plan and implement corrective actions; and

4.    Develop contingency plans.

As of March 31, 1999, the Company had substantially completed the inventory and prioritization of items. The Company plans to substantially complete testing in the second quarter of 1999. The Company expects that critical hardware and software systems will either be replaced or be Y2K ready by December 31, 1999. The Company expects to develop contingency plans by September 30, 1999, to mitigate, to the extent possible, the effects of any significant Year 2000 problem that is not corrected.

The Company has initiated communications with third party vendors to determine that the vendors' operations and the products and services they provide are Y2K compliant, and will attempt to mitigate its risks with respect to the failure of vendors to be Y2K ready. In the event that these third parties are not Y2K compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

The total costs associated with required modifications to become Y2K compliant are estimated to be $200. The total amount expended on Y2K remediation through March 31, 1999 was $100, which related to the cost to repair software and related hardware problems.


Continued                                                                     14

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Y2K problems in its critical operations, or if the Company is affected by the inability of suppliers or major customers to continue operations due to such a problem, the Company's results of operations, liquidity, and financial condition could be materially impacted.

Seasonality

Pager usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees. Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Forward-looking Statements

Future revenues, costs, product mix and new product acceptance are all influenced by a number of factors which are inherently uncertain and difficult to predict. Therefore, no assurance can be given that financing for such investments will be available. In addition, no assurance can be given that the Company's operations will generate positive cash flows.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements made by the Company's management that are based on current expectations, estimates and projections about the industries in which the Company operates and management's beliefs and assumptions. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or various of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Subsequent to the acquisition of BAPCO, ACI began to operate the paging business, and its views and objectives of how to operate the business may differ from those of BAPCO management.

AQUIS COMMUNICATIONS GROUP, INC.

Item 4 - Quantitative and Qualitative Disclosures about Market Risk

(Dollars in thousands)

As of March 31, 1999, the Company had approximately $24,000 of floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material in relation to the market capitalization of the Company.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 1999, the Company had no other significant material exposure to market risk.

PART II OTHER INFORMATION

Item 6 Submission of Matters to a Vote of Security Holders.

      (a) A Special Meeting of Shareholders (the "Meeting") was held on March 29, 1999.

      (b)   At the Meeting, the following persons were elected as directors:

            Leonard D. Fink
            Robert Davidoff
            John X. Adiletta
            Monte Engler
            Patrick M. Egan
            John B. Frieling
            Michael Salerno

      (c)   The proposals voted upon, and the votes cast, were as follows:

            1. To approve the merger (the "Merger") of Paging Partners Merger Corporation, a wholly-owned subsidiary of the Issuer, with and into Aquis Communications, Inc., to adopt the Agreement and Plan of Merger, dated as of November 6, 1998, relating thereto (the "Merger Agreement") and to approve consummation of the transactions contemplated by the Merger Agreement.

                         FOR                  AGAINST               ABSTAIN
                         ---                  -------               -------

                      4,112,282                  0                     0

            2. To approve a change of the Issuer's name to Aquis Communications Group, Inc. in the event that the Merger is approved.

                         FOR                  AGAINST               ABSTAIN
                         ---                  -------               -------

                      4,112,282                  0                     0

            3. To approve an increase in the number of authorized shares of the Issuer's common stock, in the event that the Merger is approved.

                         FOR                  AGAINST               ABSTAIN
                         ---                  -------               -------

                      4,077,416                10,350                  0

            4. To approve a potential one-for-eight reverse stock split, in the event the Merger is approved, pursuant to which up to every eight shares of the Issuer's common stock issued and outstanding will become and be exchanged for one share of the Issuer's common stock.

                         FOR                  AGAINST               ABSTAIN
                         ---                  -------               -------

                      4,077,832               33,950                  500

            5. To approve certain amendments to the Issuer's 1994 Incentive Stock Option Plan, in the event that the Merger is approved.

                         FOR                  AGAINST               ABSTAIN
                         ---                  -------               -------

                      4,071,232                35,200                5,850

            6.    Election of Directors:

                                                FOR                 WITHHELD
                                                ---                 --------

            John X. Adiletta                 3,746,229                 0

            John B. Frieling                 3,746,229                 0

            Michael Salerno                  3,746,229                 0

            Monte Engler                     3,746,229                 0

            Patrick M. Egan                  3,746,229                 0

            Leonard D. Fink                  3,746,229                 0

            Robert Davidoff                  3,746,229                 0

            7. To approve the transfer of substantially all of the Issuer's assets to the surviving corporation in the Merger, in the event the Merger is approved.

                         FOR                  AGAINST               ABSTAIN
                         ---                  -------               -------

                      3,776,745                4,000                   0

            8. To ratify the appointment of Berenson & Company LLP as independent public accountants for the Issuer for the fiscal year ended December 31, 1998.

                         FOR                  AGAINST               ABSTAIN
                         ---                  -------               -------

                      3,700,349                  0                   50,000

Item 5 Other Events.

      Reference is made to the Issuer's Report on Form 8-K filed with the Commission on April 15, 1999. A hearing before a Listing Qualification Panel designated by Nasdaq was held on April 29, 1999 with respect to the Issuer's request for continued listing on the Nasdaq SmallCap Market. The Issuer has not yet received notice of the Panel's decision.

Item 6 Exhibits and Reports on Form 8-K.

      (a)   Exhibits Included Within:

            (4) Certificate of Amendment to Restated Certificate of Incorporation of Paging Partners Corporation, filed March 31, 1999.

            (10.1) Asset Purchase Agreement, dated as of July 2, 1998, by and among Bell Atlantic - Delaware, Inc., Bell Atlantic-Maryland, Inc., Bell Atlantic - New Jersey, Inc., Bell Atlantic -Pennsylvania, Inc., Bell Atlantic-Virginia, Inc., Bell Atlantic - Washington, D.C., Inc., Bell Atlantic
                     - West Virginia, Inc., Bell Atlantic Paging, Inc. and BAP Acquisition Corp.

            (10.2) Consent and Amendment No. 1 to Asset Purchase Agreement, dated as of November 3, 1998 by and among Bell Atlantic - Delaware, Inc., Bell Atlantic - Maryland, Inc., Bell Atlantic New Jersey, Inc., Bell Atlantic - Pennsylvania, Inc., Bell Atlantic - Virginia, Inc., Bell Atlantic - Washington, D.C., Inc., Bell Atlantic - West Virginia, Inc., Bell Atlantic Paging, Inc. and BAP Acquisition Corp.

            (10.3) Amendment Agreement, dated as of December 31, 1998, by and between Aquis Communications, Inc. (f/k/a/ BAP Acquisition Corp.) and Bell Atlantic Paging, Inc.

            (10.4) Guarantee of Cellco Partnership (dba, Bell Atlantic Mobile) for the Benefit of BAP Acquisition Corp., dated as of December 31, 1998.

            (10.5) Assumption Agreement, dated as of December 31, 1998, by and among Aquis Communications, Inc. (f/k/a/ BAP Acquisition Corp.), Bell Atlantic - Delaware, Inc., Bell-Atlantic - Maryland, Inc., Bell Atlantic - New Jersey, Inc., Bell Atlantic-Pennsylvania, Inc., Bell Atlantic - Virginia, Inc., Bell Atlantic - Washington, D.C. Inc., Bell Atlantic
                     - West Virginia, Inc. and Bell Atlantic Paging, Inc.

            (10.6) Reseller Agreement, dated as of December 31, 1998, by and between Aquis Communications, Inc. (f/k/a BAP Acquisition Corp.) and Cellco Partnership (dba Bell Atlantic Mobile).

            (10.7) License Agreement, dated December 31, 1998, by and between Bell Atlantic Network Services, Inc. for and on behalf of Bell Atlantic - Delaware, Inc., Bell Atlantic - Maryland, Inc., Bell Atlantic - New Jersey, Inc., Bell Atlantic - Pennsylvania, Inc., Bell Atlantic -Virginia, Inc., Bell Atlantic - Washington, D.C., Inc. and Bell Atlantic - West Virginia, Inc. and Aquis Communications, Inc. (f/k/a/ BAP Acquisition Corp.).

            (10.8) Secured Promissory Note, dated December 31, 1998, of Aquis Communications, Inc. (f/k/a BAP Acquisition Corp.) in the original principal amount of $4,150,000.

            (10.9) Subordination Agreement, dated as of December 31, 1998, by and between Aquis Communications, Inc. (f/k/a BAP Acquisition Corp.), Bell Atlantic Paging, Inc. and FINOVA Capital Corp.

            (27)     Financial Data Schedule

      (b)   Reports on Form 8-K

            The Issuer filed a report on Form 8-K with respect to the business combination of Paging Partners Corporation and Aquis Communications, Inc. on April 15, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature                 Title                                     Date
---------                 -----                                     ----

/s/ D. Brian Plunkett     Chief Financial and Accounting Officer    May 17, 1999
---------------------
D. Brian Plunkett