Form 10-Q
period 1999-06-30
AQUIS COMMUNICATIONS GROUP INC
filed 1999-08-16
CIK 920854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

Commission File Number: 1-13002

                        AQUIS COMMUNICATIONS GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                    22-3281446
-----------------------------------------   ------------------------------------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

1719A Route 10, Suite 300, Parsippany, NJ   07054
-----------------------------------------   ------------------------------------
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

                                 Yes |X| No |_|

As of June 30, 1999 there were 16,371,000 shares of the Registrant's Common Stock outstanding.

                        AQUIS COMMUNICATIONS GROUP, INC.

                               INDEX To Form 10-Q

                                                                           Page
                                                                           ----

Part I Financial Information:

Item 1 -    Financial Statements

   Condensed Consolidated Balance Sheets as of June 30, 1999
   and December 31, 1998 ................................................     3

   Condensed Consolidated Statements of Operations for the
   Three and Six Month Periods Ended June 30, 1999 and 1998..............     4

   Condensed Consolidated Statements of Cash Flows for the
   Six Month Periods Ended June 30, 1999 and 1998........................     5

   Notes to Condensed Consolidated Financial Statements..................     6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................    12

Item 3 - Quantitative and Qualitative Disclosures
           About Market Risks............................................    17

Part II  Other Information:

Item 2 - Changes in Securities...........................................    18

Item 4 - Submission of Matters to a Vote of Security Holders.............    18

Item 5 - Other Information...............................................    18

Item 6 - Exhibits and Reports on Form 8-K................................    19

Signature................................................................    20

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                             June 30,   December 31,
                           ASSETS:                                             1999        1998
                                                                             --------    --------
Current assets:
  Cash                                                                       $    657    $     --
  Accounts receivable, net of allowance for doubtful accounts
   of $667 at June 30, 1999 and $490 at December 31, 1998                       5,117       2,061
  Inventory                                                                     1,615       2,076
  Prepaid expenses and other                                                    2,077       1,012
                                                                             --------    --------
     Total current assets                                                       9,466       5,149

Fixed assets, net                                                              12,014      10,107
Intangible assets, net                                                         21,530      16,749
Deferred charges and other assets                                               1,328         330
                                                                             --------    --------

     Total assets                                                            $ 44,338    $ 32,335
                                                                             ========    ========

                        LIABILITIES:
Current liabilities:
  Accounts payable                                                           $  4,108    $  1,769
  Accrued expenses                                                              1,830         236
  Deferred revenue                                                              2,146       1,033
  Customer deposits                                                               564         577
  Current maturities of capital lease                                             215          --
  Notes payable to stockholders                                                    --         520
                                                                             --------    --------
     Total current liabilities                                                  8,863       4,135

Long term debt                                                                 24,860          --
Note payable                                                                       --       4,150
Payable to Bell Atlantic Corp. and affiliates                                      --      18,535
Capital lease obligations, net of current maturities                            1,035          --
                                                                             --------    --------
     Total liabilities                                                         34,758      26,820
                                                                             --------    --------
Commitments and contingencies

                    STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued         --          --
Common stock, $0.01 par value, authorized - 29,000,000 shares, 16,371,000 and 8,892,000 shares issued and  outstanding at June 30, 1999 and
  December 31, 1998, respectively                                                 164          89
Additional paid in capital                                                     13,084       5,962
Accumulated deficit                                                            (3,428)       (296)
Note receivable from stockholder                                                 (240)       (240)
                                                                             --------    --------
     Total stockholders' equity                                                 9,580       5,515
                                                                             --------    --------
     Total liabilities and stockholders' equity                              $ 44,338    $ 32,335
                                                                             ========    ========


See notes to condensed consolidated financial statements.                      3

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

                                                    Predecessor                     Predecessor
                                                      Company                         Company
                                                    ------------                     ----------
                                    Three Months    Three Months    Six Months       Six Months
                                       Ended           Ended           Ended           Ended
                                      June 30,        June 30,        June 30,         June 30,
                                        1999            1998            1999            1998
                                    ------------    ------------    ------------    ------------
Revenues:
  Paging services                   $      7,817    $      6,026    $     14,111    $     11,528
  Equipment sales                            239             610             367           1,251
                                    ------------    ------------    ------------    ------------

Total revenues                             8,056           6,636          14,478          12,779
                                    ------------    ------------    ------------    ------------

Operating expenses:
  Paging services                          2,070           1,156           3,541           2,194
  Cost of equipment sales                    220             594             478           1,207
  Technical operations                     1,287             775           1,975           1,525
  Sales and marketing                        805             946           1,637           1,929
  General and administrative               1,708           1,617           3,066           2,969
  Depreciation and amortization            2,897           1,069           4,870           2,052
  Provision for doubtful accounts            214             225             469             442
                                    ------------    ------------    ------------    ------------

      Total operating expenses             9,201           6,382          16,036          12,318
                                    ------------    ------------    ------------    ------------

Operating (loss) income                   (1,145)            254          (1,558)            461

Interest expense, net                        645              --           1,574              --
                                    ------------    ------------    ------------    ------------

(Loss) income before income taxes         (1,790)            254          (3,132)            461

Provision for income taxes                    --            (167)             --            (249)
                                    ------------    ------------    ------------    ------------

      Net (loss) income             $     (1,790)   $         87    $     (3,132)   $        212
                                    ============    ============    ============    ============

Net loss per common share:
  - Basic and diluted               $      (0.12)                   $      (0.26)
                                    ============                    ============

Weighted average common shares
  outstanding                         15,213,000                      12,087,000
                                    ============                    ============


See notes to condensed consolidated financial statements.                      4

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

                                                                              Predecessor
                                                                                Company
                                                                               ----------
                                                                  Six Months   Six Months
                                                                     Ended       Ended
                                                                    June 30,    June 30,
                                                                      1999        1998
                                                                    --------    --------
Cash flows from operating activities:
  Net (loss) income                                                 $ (3,132)   $    212
  Adjustments to reconcile net (loss)
   income to net cash provided by operating activities:
     Depreciation and amortization                                     4,805       1,466
     Deferred expenses                                                    65        (278)
     Provision for doubtful accounts                                     127         307
     Changes in assets and liabilities, net of business acquired:
      Accounts receivable                                             (2,871)       (503)
      Due from affiliates, net (for trade)                                --         214
      Inventory                                                          659        (171)
      Prepaid expenses and other current assets                          285        (113)
      Accounts payable and accrued expenses                            2,361         361
      Deferred revenues and customer deposits                            916          67
                                                                    --------    --------

      Net cash provided by operating activities                        3,215       1,562
                                                                    --------    --------
Cash flows from investing activities:
  Business acquisitions                                              (18,940)         --
  Capital expenditures                                                (1,294)     (2,273)
  Acquisition deposits                                                (1,275)         --
  Deferred business acquisition costs                                   (554)         --
  Sale of fixed assets                                                   263         573
                                                                    --------    --------
      Net cash used in investing activities                          (21,800)     (1,700)
                                                                    --------    --------
Cash flows from financing activities:
  Proceeds from sale of common stock                                      --         167
  Issuance of long term debt                                          24,860          --
  Repayment of notes payable to stockholders                            (520)         --
  Repayment of notes payable                                          (4,150)         --
  Repayment of capital lease obligations                              (1,556)         --
  Refinancing of capital lease obligation                              1,300          --
  Deferred financing and other costs                                    (692)         --
                                                                    --------    --------
      Net cash provided by financing activities                       19,242         167
                                                                    --------    --------
Increase in cash                                                         657          29
Cash, beginning of period                                                 --          30
                                                                    --------    --------
Cash, end of period                                                 $    657    $     59
                                                                    ========    ========


See notes to condensed consolidated financial statements.                      5

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for share information)

1. Basis of Presentation:

      On March 31, 1999, a wholly owned subsidiary of Paging Partners Corporation ("Paging Partners"), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer (see Note 2). At such time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company").

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the March 31, 1999 merger with Paging Partners (see Note 2) and the acquisition of the net assets of Bell Atlantic Paging, Inc. ("BAPCO" or the "Predecessor Company") (see Note 3) on December 31, 1998. These statements should be read in conjunction with the historical financial statements, and notes thereto, of ACI and BAPCO included in the Paging Partners Proxy Statement dated March 11, 1999. All material intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of June 30, 1999, and the consolidated results of operations and the consolidated cash flows for the three and six month periods ended June 30, 1999 and 1998. The historical financial statements prior to March 31, 1999, are those of ACI. ACI had no operating activities prior to the acquisition of BAPCO on December 31, 1998. The statements of operations and of cash flows for the six month period ended June 30, 1998 have been derived from the audited financial statements of the Predecessor Company for such period. The Predecessor Company financial statements include allocations of certain Bell Atlantic Corporation ("Bell Atlantic") revenues and expenses. Management believes that these allocations are reasonable. However, the revenues and expenses allocated are not necessarily indicative of the costs that would have been incurred if the Predecessor Company had performed or procured these functions as a separate entity. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature.

      The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Merger and Recapitalization:

      On November 6, 1998, ACI entered into a merger agreement with Paging Partners and its wholly-owned subsidiary whereby each share of ACI common stock was exchanged for 88.92076 shares of Paging Partners' common stock (the "Merger"). The Merger was consummated on March 31, 1999, and has been accounted for as a recapitalization of Paging Partners with ACI as the acquirer (reverse acquisition) under the purchase method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." The aggregate purchase price of $6,071, which includes transaction costs, has been allocated to the net assets acquired based upon their estimated fair market values. The purchase price was determined by using the average quoted stock price of Paging Partners a few days before and after the date of the Merger. Intangible assets of approximately $4,400 (principally FCC licenses and customer lists) are being amortized over three to ten years on a straight-line basis. The assets and

Continued

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

      liabilities recorded in connection with the purchase price allocation are based on preliminary estimates of fair value; actual adjustments will be based on final analyses of fair values that are currently in progress. Changes between preliminary and final purchase price allocations are not expected to be material.

      The following unaudited pro forma information presents a summary of the combined results of operations of Paging Partners and the Predecessor Company as if the Predecessor Company Acquisition (see Note 3) and the Merger occurred on January 1, 1998.

                                                                Predecessor
                                                  Company         Company
                                                 ----------     ----------
                                                 Six Months     Six Months
                                                    Ended         Ended
                                                   June 30,      June 30,
                                                    1999           1998
                                                  --------       --------
      Revenue                                     $ 16,752       $ 17,770
      Net loss                                    $ (3,562)      $ (3,729)

      Net loss per common share                   $  (0.23)

      The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 1998.

3. Predecessor Company Acquisition:

      On December 31, 1998, ACI acquired the net assets of BAPCO and the paging frequencies and the paging network infrastructure owned by various Bell Atlantic operating telephone companies for approximately $29,200, including transaction costs. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16. The aggregate purchase price was allocated to the net assets acquired based on their estimated fair market values.

      Subsequent to the acquisition and during the quarter ended June 30, 1999, Bell Atlantic and ACI completed negotiations and settled certain post-closing disputes. These negotiations pertained to the reimbursement to BAPCO and assumption by ACI of certain liabilities in excess of amounts originally acknowledged by ACI, and resulted in ACI's assumption of certain additional current liabilities. On June 30, 1999, the Company paid the settlement amount in full and, in addition, exercised its negotiated right to prepay the outstanding balance of the purchase price at a significantly discounted amount. Funding for retirement of this debt was provided through the credit facility described in note 6. The settlement between the parties did not have a material effect on the Company's financial position or the results of its operations or cash flows.

Continued

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

4. Mergers and Acquisitions:

      SunStar Communications, Inc.:

      On June 15, 1999, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement") with SunStar Communications, Inc. ("SunStar"), an Arizona corporation and SunStar One, LLC., an Arizona limited liability company. SunStar sells secure internet services over an intelligent private network, provides dial-up internet access services to corporate and individual subscribers and can provide enhanced security standards for user authentication. SunStar currently provides access services to more than 850 internet users. Pursuant to the Agreement, SunStar Communications, Inc. became a wholly-owned subsidiary of the Company. Total consideration paid was $275 cash and 1,150,000 shares of the Company's common stock. The aggregate purchase price, including transaction costs, has been allocated to the net assets acquired based on their estimated fair market values. Intangible assets of approximately $2,002 are being amortized on a straight-line basis over three to not more than 10 years. Any adjustments, which are not expected to be material, will be based on final analysis of fair values, which is currently in progress. Neither the assets, revenues nor results of operations of SunStar were material to those of the Company. However, taken as an aggregate total, this purchase and the other pending acquisitions could be material if a sufficient number of these transactions are completed.

      Pursuant to the Agreement, the Company and SunStar One, LLC entered into a Registration Rights Agreement under which the Company agreed to register the shares, under the Securities Act of 1933, issued to SunStar One LLC by December 31, 1999.

5. Business Developments:

      Francis Communications:

      On June 10, 1999, Aquis Communications, Inc., a wholly-owned subsidiary of Aquis Communications Group, Inc., along with its parent, entered into an Asset Purchase Agreement with Francis Communications Texas, Inc., a Texas corporation, and Francis Communications I, Ltd., an El Paso based Texas limited partnership. As of June 30, 1999, this partnership provided paging services to approximately 24,000 paging units in the El Paso, Las Cruces and Juarez, Mexico metropolitan areas. The transaction is expected to close during the third quarter of 1999, includes conditions precedent to the closing, and will be accounted for as a purchase. Total consideration of approximately $4,000 cash and 100,000 shares of the Company's common stock, will be allocated first, to the net tangible assets acquired based on their approximate fair market values, then, any excess will be allocated to FCC licenses, subscriber lists, goodwill and other intangible assets. Francis' assets, revenues and results of operations are not material in relation to those of ACI.

      Intelispan, Inc.:

      On June 21, 1999, the Company entered into a Memorandum of Understanding to merge with Intelispan, Inc., a business based in Scottsdale, Arizona. Intelispan provides secure virtual private global network access and public key infrastructure ("PKI") services to its subscribers, and is expected to become a wholly-owned subsidiary of the Company during the third quarter. Intelispan's subscribers include businesses, government agencies and individuals who need to conduct private and secure communications and commercial transactions over a private IP network. Revenues are earned on a time-metered basis,

Continued

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

      and installation is provided to subscribers to allow rapid implementation requiring minimal initial capital investments. Intelispan, through its strategic relationship with a major communications backbone carrier, offers points of presence in nearly 500 U.S. cities and in 64 of the largest international business centers. It offers authentication, certification and encryption capabilities through the country's second largest encryption company. This acquisition requires stockholder and financing approvals, and execution of a definitive merger agreement.

      COMAV Corporation:

      On July 1, 1999, the Company signed a letter of intent to acquire COMAV Corporation, a northeastern facilities-based competitive local exchange carrier and reseller of long distance telephone services. This acquisition is also subject to stockholder approval, financing and execution of a definitive agreement.

      SourceOne Wireless, Inc. Management Agreement:

      On August 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") and Agreement Pending Purchase Closing (the "Agreement") with SourceOne Wireless, Inc. and two of its affiliates ("SOWI"). SOWI filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court in the Northern District of Illinois. SOWI provides facilities-based one-way paging services to subscribers in certain Midwestern States that are specified in this Agreement. The Agreement provides that ACI will manage the day-to-day operations of SOWI's business pending closing of the associated Purchase Agreement. This closing is subject to various approvals, including that of the Bankruptcy Court and the FCC. It is also subject to the absence of an acceptable higher offer during an auction to be conducted by the Court in September, 1999. In the event that the Purchase Agreement cannot be closed, then ACI will return control of these operations to SOWI and will receive a $375,000 break-up fee. ACI's management fees are based on profits generated from this operation, changes in balances due from subscribers and certain other factors related to changes in working capital.

      Other:

      The Company has made various earnest money deposits totaling $1,275 related to pending acquisitions at June 30, 1999, and has included this sum in prepaid and other current assets. The aggregate effect of the pending business combinations could have a material effect on the Company's results of operations and financial condition.

6. Long-Term Debt:

      On October 23, 1998, ACI entered into a five-year term loan agreement with FINOVA Capital Corporation ("FINOVA") which provides a $30,000 facility comprising the FINOVA loan of $20,000, a $500 loan for the Merger funded at the Merger date (the "Merger Loan"), an additional loan in an amount not to exceed $1,500 to be received at the request of ACI (the "Subsequent Loan"), and an acquisition line of credit in an amount of $8,000, plus the amount of the Subsequent Loan in excess of the amount used to pay the scheduled $1,200 payment of principal on the note issued in connection with the acquisition of BAPCO. The FINOVA loan has a term of five years at an interest rate based on Citibank, N.A.'s corporate base rate plus 175 basis points. ACI may also elect to have interest on a part of the FINOVA loan based on a LIBOR rate plus 425 basis points. Repayments of principal are scheduled to begin on July 1, 2000 and will be made quarterly. A final balloon payment is scheduled for December 31, 2003. The FINOVA loan is collateralized by all property owned by the Company and after-acquired property of ACI and all issued and outstanding capital stock and warrants, options and other rights to acquire capital stock of ACI.

Continued

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

      On January 4, 1999, ACI received $20,000 from FINOVA and on March 31, 1999 received the Merger Loan of $500. Also, on June 30, 1999, the Company borrowed an additional $4,360 under its acquisition line of credit and the terms of the Subsequent Loan. Proceeds were used to retire all outstanding debt to the sellers for the net assets acquired from the Bell Atlantic operating companies. The loan agreement with FINOVA contains various covenants that include restrictions on capital expenditures and compliance with certain financial ratios.

      In addition, the Company paid down and refinanced the capital lease obligations due to Motorola which were assumed via the merger with Paging Partners. Terms of the new obligation include a principal amount of $1,300, a 60-month repayment schedule, an interest rate indexed to the yield for five year Treasury Notes, and a security interest in the underlying equipment.

7. Income Taxes:

      The Company incurred operating losses for both book and tax purposes during the periods presented for 1999. A valuation allowance has been provided in the full amount of the tax benefits that may arise from future possible utilization of these net operating losses ("NOLs"). NOLs available to offset future Federal taxable income total approximately $11.5 million and will expire between 2009 and 2014.

8. Net Loss per Common Share:

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options, warrants, convertible securities or other contracts requiring the issuance of common stock were converted into common stock during the periods presented. The Company has not presented diluted EPS because the effect would be anti-dilutive.

9. Supplemental Cash Flow Data:

      Businesses Acquired:

      The Company has acquired two businesses as described in notes 2 and 4. Consideration paid consisted primarily of non-cash assets, as follows:

      Fair value of assets acquired                              $ 11,217
      Liabilities assumed                                          (3,262)
      Exchange of common stock                                     (7,197)
      Accrued transaction costs                                      (183)
                                                                 --------

      Cash paid                                                       575

      Less: cash acquired                                             170
                                                                 --------
      Net cash paid                                              $    405
                                                                 ========

Continued

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

      The Company has paid cash for interest expenses during the six months ended June 30, 1999 in the amount of $1,153 and has also paid other fees to obtain its funding and for letters of credit in the amount of $298.

10. Subsequent Event:

      A Special Meeting of the Shareholders was held on July 29, 1999. At this meeting, an increase in the number of authorized shares of the Company's common stock to 75,000,000 was approved.

Continued

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

Organization and Basis of Presentation

On March 31, 1999 a wholly-owned subsidiary of Paging Partners Corporation ("Paging Partners") merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer (see Note 2 to the condensed consolidated financial statements). At such time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). ACI had no operating activities prior to the acquisition of the Bell Atlantic paging business ("BAPCO" or the "Predecessor Company"), on December 31, 1998. See Note 3 to the condensed consolidated financial statements. The historical financial results of operations prior to March 31, 1999 are those of ACI. The financial statements for the six month period ended June 30, 1998 have been derived from the audited financial statements of the Predecessor Company for such period. See the columns denoted "ACI" and the "Predecessor Company" representing the successor periods and predecessor periods, respectively, in the statements of operations and of cash flows for the six month periods ended June 30, 1999 and 1998, included in this report.

The results of operations of the Predecessor Company for the six month period ended June 30, 1998 include certain revenues and expenses allocated by Bell Atlantic Corporation and its affiliates ("Bell Atlantic"). The provision for income taxes was allocated to the Predecessor Company as if it were a separate taxpayer. Also, certain employee benefit costs were allocated based on staffing levels. Accordingly, the results of operations and financial position of the Predecessor Company may not be the same as would have occurred had the Predecessor Company been an independent entity and operated by ACI management.

This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto.

General

The Company markets one-way paging service and equipment to customers directly and through resellers. The Company also offers its customers both customer owned and maintained equipment or lease options for equipment. In addition, with the acquisition of SunStar Communications, Inc. (see footnote 4 to the condensed consolidated financial statements), the Company began offering both secure and general dial-up internet access services effective July 1, 1999.

During the six months ended June 30, 1999, the Company generated its revenue primarily from fixed periodic fees for paging services that are not generally dependent on usage. To a smaller extent, revenue is also earned from certain usage-based services provided primarily to resellers and from sales of pagers. Consequently, the ability to recover initial operating, selling and marketing costs and to achieve profitability is dependent on the average duration of each customer's subscription period. For as long as a subscriber continues to utilize the service, operating results benefit from the recurring fixed fee payments without the requirement of any incremental selling expenses. Conversely, customer disconnections adversely affect operating results. Each month a small percentage of existing customers have their service terminated for reasons including failure to pay, dissatisfaction with service or coverage limitations, and switching to competing service providers. The average of the monthly disconnection rates (not weighted and excluding the effects from the Paging Partners subscriber base) for the six month periods ended June 30, 1999 and 1998, were 2.9% and 2.6%, respectively. Including the stabilizing effects of the Paging Partners base added April 1, the churn rate was 2.1% for the six months in 1999.

Approximately 94% and 95% of ACI's service revenue was attributable to fixed fees for airtime, coverage options and features for the six month and three month periods ended June 30, 1999, respectively. The usage-dependent portion increased slightly from first quarter levels as a result of the reseller base acquired in the Paging Partners merger.

Continued

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

Revenues

Paging services revenues of $7,817 in the three months ended June 30, 1999 increased by $1,791, or about 30%, over revenues of $6,026 in the three months ended June 30, 1998. Similarly, service revenues for the six-month periods ended June 30, 1999 and 1998 increased approximately $2,583, or more than 22%. The increases in service revenues for both periods was attributable to the increase in the number of subscribers, resulting from both internal growth and growth via the March 31, 1999 Paging Partners merger. Partially offsetting these increases were decreases in revenues from equipment sales of $371 and $884 during the three and six month periods, respectively. The decreases were due to lower per-unit sale prices attributable to certain promotions initiated by the Company, and fewer units sold due to a smaller average sales force in the current period and a reduction in billings to terminated customers for unreturned units.

Cost of Paging Services

Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Third party carriers are utilized when a customer requires service outside of ACI's service area, and are most commonly used to provide nationwide coverage. Increases in costs of such services were incurred in the amounts of $914 and $1,347 during the three and six month periods, respectively. The increases are attributable to customer growth, and an increase in customer demand for services such as wide-area, nationwide, alphanumeric, and message dispatch services. Management expects that the merger with Paging Partners will significantly reduce ACI's use of third party carriers with the exception of nationwide coverage and message dispatch services.

Cost of Equipment Sales

The cost decrease of $374 during the current three month period was primarily due to a decrease in the number of units sold and, to a lesser extent, lower vendor prices. During the six month periods a decrease was also realized, in the amount of $729, which is attributable to the same factors. The decrease in comparative gross profit margins during the six month periods is primarily the result of the Predecessor Company's policy of billing terminated customers for unreturned units, rather than writing such units off, net of units actually recovered.

Technical Operations

Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $1,287 and $1,975 in the three and six month periods ended June 30, 1999, respectively, as compared to $775 and $1,525 in the year-earlier periods. The elimination of the 1998 Bell Atlantic network allocations was offset by external unsubsidized third party rates and costs for transmitter and terminal site rents, telephone company access charges, and personnel costs in the current year periods. In addition, incremental costs were required to operate and maintain the Company's expanded network resulting from the merger with Paging Partners on March 31, 1999.

Sales and Marketing

Selling and marketing include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organizations, and other advertising and marketing expenses. These costs decreased approximately 15% during each of the two periods ended June 30, 1999 in comparison to the two corresponding periods ended in 1998. These decreases resulted from a reduction in salary, benefit and commission expense in 1999 as a result of a smaller sales force and related lower commissionable sales volume and travel costs. These cost savings were partially offset by an increase in print advertising expenses.

Continued

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

General and Administrative

General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs declined in both absolute dollars and as a percentage of total revenues when compared to prior year levels. General and administrative expenses were 24% and 23% of total revenues during the three and six month periods ended June 30, 1998, and declined to 21% for both corresponding periods in 1999. However, comparison of these expenses is not necessarily meaningful because the Predecessor Company amounts were based on cost allocations, rather than actual costs, to Bell Atlantic. Partially offsetting the year-to-year declines were increased employment costs and facility charges in the current period.

Depreciation and Amortization

Depreciation and amortization in both current periods increased over those recorded during corresponding periods in 1998. Bell Atlantic, the Predecessor Company, recorded the cost of the use of the network and communications operating assets through intercompany charges from the affiliated operating telephone companies that owned the assets during 1998. In substance, the Predecessor Company leased these assets while the Company, as owner and operator, allocates their costs to operations through depreciation and amortization charges. The increases in depreciation and amortization are also attributable to the higher values allocated to the assets upon their acquisition from the Bell Atlantic companies and through the merger with Paging Partners. Pursuant to both acquisitions, tangible and intangible assets were valued at their then-current fair market values, which was in excess of the historical costs recorded previously.

Interest Expense

Interest expense in the current three and six month periods of $645 and $1,574, respectively, includes interest on ACI's five year term loan with FINOVA Capital Corporation ("FINOVA"), and additional fees and first-quarter charges of $300 related to letters of credit used in connection with the Company's mergers and acquisitions. Operations of the Predecessor Company were financed by its parent company, and as a result, the prior period results reflect no financing charges.

Provision for Income Taxes

The provision for income taxes decreased in the current periods as a result of ACI's operating loss for book and tax purposes. During the prior period, the income and expenses of the Predecessor Company were included in the consolidated Federal and certain combined state income tax returns of its parent and the prior year provisions for income taxes have been calculated on a separate return basis herein. See also footnote 7 to the condensed consolidated financial statements.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by operating activities, although operations have historically required substantial capital investment for the procurement of subscriber units. During 1998, this investment was funded by BAPCO's ultimate parent, Bell Atlantic. While the Company's sales plans include increased emphasis on COAM (customer owned and maintained) service, rather than leased paging service, there can be no assurance that the communications marketplace will allow the Company to continue to avoid substantial future investments in paging units and the related capital spending requirements while continuing to meet its growth targets.

Continued

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

The Company has been financing its business acquisitions through the issuance of its common stock and through a credit facility with FINOVA designed for this purpose. The loan agreement with FINOVA provides 1) a $20,000 term loan which was used for the acquisition of BAPCO, 2) a $500 loan funded at the BAPCO closing date, 3) an additional loan, not to exceed $1,500 (the "Subsequent Loan"), which was used primarily to pay all remaining outstanding debt to Bell Atlantic and affiliates related to this acquisition, and 4) an acquisition line of credit of $8,000 plus the amount of the Subsequent Loan which was not used for the aforementioned principal payment. If the Company continues to make acquisitions, additional sources of financing will be required.

Net cash provided by operating activities for the current and prior periods was $3,215 and $1,562, respectively. The increased operating cash flow in the current period was a result of improved operating results from a larger subscriber base and improved inventory management.

Net cash used in investing activities for the current period consisted primarily of $18,535 paid by ACI for the acquisition of the Predecessor Company and additional payments totaling $405 for the acquisitions of Paging Partners and SunStar Communications. See Notes 2, 3 and 4 to the condensed consolidated financial statements. In addition, net cash paid in the amount of $1,294 in the current period and $2,273 in the prior period were for the purchase of capital assets, principally rental pagers. Finally, during the six months ended June 30, 1999, the Company invested $554 in the identification, investigation and evaluation of various potential target companies, the acquisitions of which were pending at that date, and had deposited $1,275 toward those acquisitions.

Net cash of $19,242 was provided by financing activities in the current period and consisted primarily of $24,860 of financing received from FINOVA. This funding was used to complete the BAPCO acquisition. In addition, the Motorola capital lease obligation assumed in connection with the Paging Partners merger was refinanced under the terms of a separate five-year capital lease provided by FINOVA.

Bell Atlantic used a centralized cash management system to finance its operations and the operations of its subsidiaries. During 1998, cash deposits from BAPCO's business were transferred to Bell Atlantic on a daily basis and Bell Atlantic funded the BAPCO disbursement bank accounts as required.

The Company uses its working capital to finance ongoing service operations, to fund marketing and sales activities, and to fuel equipment requirements and retention costs for subscriber growth and maintenance. The Company plans to continue these efforts, as well as to invest in strategic value-oriented business acquisitions. The Company expects that available cash, cash provided by operations and its existing available credit facilities will be sufficient for these purposes for the forseeable future.

Year 2000

Until recently, many computer programs were written using two digits as a memory-saving measure rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. During 1998, BAPCO had begun the process of defining, assessing and

Continued

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

converting various internal computer programs and systems to ensure that these Information Technologies will be Year 2000 (Y2K) compliant. At December 31, 1998, ACI assumed all responsibility for BAPCO's previously initiated Y2K efforts.

The Company has divided its Y2K efforts into two primary areas: its administrative and network systems, and third party vendors.

The administrative and network systems consist of software and hardware systems that were a combination of internally developed software and third party software and hardware. ACI's approach has been to:

1. Create an inventory of items to be assessed, then to prioritize these by their criticality to operations;

2.    Assess their readiness through testing;

3.    Plan and implement corrective actions; and

4.    Develop contingency plans.

As of March 31, 1999, the Company had substantially completed the inventory and prioritization of items. The Company substantially completed testing of back office systems in the second quarter and has engaged third party consultants to further evaluate remediation requirements for external networks, transmission and switching systems. The Company expects that critical hardware and software systems will either be replaced or be Y2K ready by December 31, 1999. Contingency plans will be developed by September 30, 1999, to mitigate, to the extent possible, the effects of any significant Year 2000 problem that is not corrected.

To address the second phase of its Y2K preparations, the Company has initiated communications with third party vendors to determine that the vendors' operations and the products and services they provide are Y2K compliant. In the event that these third parties are not Y2K compliant, the Company will seek alternative sources of supplies or services. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

The total costs associated with required modifications to become Y2K compliant are estimated to be $200 to $250. The total amount expended on Y2K remediation, including expenditures by the Predecessor Company, through June 30, 1999 approximated $125, which related to the cost to repair software and related hardware problems.

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

Continued

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 1999, the Company had approximately $25,000 of floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material in relation to the market capitalization of the Company.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 1999, the Company had no other significant material exposure to market risk.

Continued

AQUIS COMMUNICATIONS GROUP, INC.

PART II OTHER INFORMATION

Item 2 - Changes in Securities.

(Dollars in thousands)

Consideration paid for the acquisition of SunStar Communications, Inc. included 1,150,000 (one million one hundred fifty thousand) shares of common stock issued to certain stockholders of SunStar. This issuance was made pursuant to the exemption from registration under Section 4 (2) of the Securities Act on the basis that it did not involve an offering to the public. The Company expects to include these shares in a shelf registration in accordance with the Registration Rights Agreement signed as part of this acquisition.

Item 4 - Submission of Matters to a Vote of Security Holders.

      (a) A Special Meeting of Shareholders (the "Meeting") was held on July 29, 1999.

      (b)   Not applicable

      (c)   The proposals voted upon, and the votes cast, were as follows:

            1. To approve an increase in the number of authorized shares of the Company's common stock from 29,000,000 to 75,000,000.

                             FOR             AGAINST           ABSTAIN
                             ---             -------           -------

                          13,090,046         349,284            9,400

            2. To ratify the selection of PricewaterhouseCoopers, LLC as independent public accountants and auditors for the 1999 fiscal year.

                             FOR             AGAINST           ABSTAIN
                             ---             -------           -------

                          13,447,730          1,000              -0-

Item 5 - Other Information.

Reference is made to the Issuer's Report on Form 8-K filed with the Commission on April 15, 1999. A hearing before a Listing Qualification Panel designated by Nasdaq was held on April 29, 1999 with respect to the Issuer's request for continued listing on the Nasdaq SmallCap Market. In a written notice dated July 21, 1999, the Issuer was notified of the Panel's decision to continue the listing of the Company's securities on the Nasdaq SmallCap Market. This notification is subject to review by the Nasdaq Listing and Hearing Review Council within 45 days of its issuance.

Continued

AQUIS COMMUNICATIONS GROUP, INC.

Item 6 - Exhibits and Reports on Form 8-K.

      (a)   Exhibits Included Within:

            (10.1) Settlement Agreement, dated as of June 9, 1999 by and among Bell Atlantic-Delaware, Inc., Bell Atlantic-Maryland, Inc., Bell Atlantic-New Jersey, Inc., Bell Atlantic-Pennsylvania, Inc., Bell Atlantic-Virginia, Inc., Bell
                    Atlantic-Washington, D.C., Inc., Bell Atlantic-West Virginia, Inc., Bell Atlantic Paging, Inc. and Aquis Communications, Inc.

            (10.2) Stock Purchase Agreement dated June 15, 1999, by and among Aquis Communications, Inc., SunStar Communications, Inc. and SunStar One, LLC.

            (10.3) Indemnity Escrow Agreement dated June 30, 1999 by and among SunStar One, LLC, Aquis Communications, Inc. and Phillips Nizer Benjamin Krim and Ballon, LLC.

            (10.4) Registration Rights Agreement dated June 15, 1999 by and between Aquis Communications, Inc. and SunStar One, LLC.

            (10.5) Asset Purchase Agreement date June 10, 1999 by and among Aquis Communications Group, Inc., Aquis Communications, Inc., Francis Communications Texas, Inc. and Francis Communications I, LTD.

            (10.6) Pre-Closing Escrow Agreement dated June 10, 1999 by and between Francis Communications I, LTD, Aquis Communications, Inc. and Chase Bank of Texas, NA.

            (10.7) Asset Purchase Agreement dated August 2, 1999 by and between Aquis Communications, Inc. and SourceOne Wireless, Inc., SourceOne Wireless, LLC and SourceOne Wireless II, LLC.

            (10.8) Agreement Pending Purchase Closing dated August 2, 1999 by and among SourceOne Wireless, Inc., SourceOne Wireless, LLC, SourceOne Wireless II, LLC and Aquis Communications, Inc.

            (27)    Financial Data Schedule

      (b)   Reports on Form 8-K

            The Issuer filed a report on Form 8-K with respect to the business combination of Paging Partners Corporation and Aquis Communications, Inc. on April 15, 1999. The Issuer also filed a report on Form 8-K with respect to the Settlement Agreement with Bell Atlantic and its change in certifying accountant on June 11, 1999.

Continued

AQUIS COMMUNICATIONS GROUP, INC.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature               Title                                    Date
---------               -----                                    ----


/s/ D. Brian Plunkett   Chief Financial and Accounting Officer   August 16, 1999
----------------------
D. Brian Plunkett