Form 10-Q
period 1999-09-30
AQUIS COMMUNICATIONS GROUP INC
filed 1999-11-16
CIK 920854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

Commission File Number: 1-13002

                        AQUIS COMMUNICATIONS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                    22-3281446
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1719A Route 10, Suite 300, Parsippany, NJ   07054
-----------------------------------------   ------------------------------------
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

                                 Yes |X| No |_|

As of September 30, 1999 there were 16,371,000 shares of the Registrant's Common Stock outstanding.

                        AQUIS COMMUNICATIONS GROUP, INC.

                               INDEX To Form 10-Q

                                                                            Page
                                                                            ----

Part I Financial Information:

Item 1 - Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 1999
    and December 31, 1998................................................      3

    Condensed Consolidated Statements of Operations for the
    Three and Nine Month Periods Ended September 30, 1999 and 1998.......      4

    Condensed Consolidated Statements of Cash Flows for the
    Nine Month Periods Ended September 30, 1999 and 1998.................      5

    Notes to Condensed Consolidated Financial Statements.................      6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................     12

Item 3 - Quantitative and Qualitative Disclosures
           About Market Risks............................................     17

Part II  Other Information:

Item 2 - Changes in Securities...........................................     18

Item 4 - Submission of Matters to a Vote of Security Holders.............     18

Item 5 - Other Information...............................................     18

Item 6 - Exhibits and Reports on Form 8-K................................     19

Signature  ..............................................................     20

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share and per share data)

                                                     September 30,  December 31,
                                 ASSETS:                 1999          1998
                                                       --------      --------
Current assets:
  Cash                                                 $    352      $    --
  Accounts receivable, net of allowance
    for doubtful accounts of $946 at
    September 30, 1999 and $490 at
    December 31, 1998                                     5,450         2,061
  Inventory                                               1,850         2,076
  Prepaid expenses and other                              2,823         1,012
                                                       --------      --------
      Total current assets                               10,475         5,149

Fixed assets, net                                        10,029        10,107
Intangible assets, net                                   20,933        16,749
Deferred charges and other assets                         1,910           330
                                                       --------      --------

      Total assets                                     $ 43,347      $ 32,335
                                                       --------      --------

                              LIABILITIES:
Current liabilities:
  Accounts payable                                     $  6,780      $  1,769
  Accrued expenses                                        1,625           236
  Deferred revenue                                          968         1,033
  Customer deposits                                         570           577
  Current maturities of capital lease                       225            --
  Notes payable to stockholders                              --           520
                                                       --------      --------
      Total current liabilities                          10,168         4,135


Long term debt                                           25,315            --
Note payable                                                 --         4,150
Payable to Bell Atlantic Corp.
  and affiliates                                             --        18,535
Capital lease obligations, net of
  current maturities                                        986            --
                                                       --------      --------
      Total liabilities                                  36,469        26,820
                                                       --------      --------
Commitments and contingencies

                          STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000
  shares authorized, none issued                             --            --
Common stock, $0.01 par value, authorized -
  75,000,000 shares, 16,371,000 and
  8,892,000 shares issued and outstanding at
  September 30, 1999 and December 31, 1998,
  respectively                                              164            89
Additional paid in capital                               13,084         5,962
Accumulated deficit                                      (6,130)         (296)
Note receivable from stockholder                           (240)         (240)
                                                       --------      --------
      Total stockholders' equity                          6,878         5,515
                                                       --------      --------
      Total liabilities and stockholders' equity       $ 43,347      $ 32,335
                                                       ========      ========


See notes to condensed consolidated financial statements.                      3

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

                                                             Predecessor                      Predecessor
                                                               Company                          Company
                                                             ------------                     ------------
                                             Three Months    Three Months    Nine Months      Nine Months
                                                Ended           Ended           Ended           Ended
                                             September 30,   September 30,   September 30,   September 30,
                                                 1999            1998            1999            1998
                                             ------------    ------------    ------------    ------------
Revenues:
  Paging services                            $      8,461    $      6,257    $     22,572    $     17,051
  Equipment sales                                     256             668             623           2,653
                                             ------------    ------------    ------------    ------------

Total revenues                                      8,717           6,925          23,195          19,704
                                             ------------    ------------    ------------    ------------

Operating expenses:
  Paging services                                   2,062           1,342           5,603           3,536
  Cost of equipment sales                             288             716             766           1,923
  Technical operations                              1,718             973           3,693           2,498
  Sales and marketing                               1,091             942           2,728           2,871
  General and administrative                        1,885           1,323           4,951           4,292
  Depreciation and amortization                     3,072           1,042           7,942           3,094
  Provision for doubtful accounts                     216             223             685             665
  Costs of abandoned business combination             355              --             355              --
                                             ------------    ------------    ------------    ------------

        Total operating expenses                   10,687           6,561          26,723          18,879
                                             ------------    ------------    ------------    ------------

Operating (loss) income                            (1,970)            364          (3,528)            825

Gain on disposal of paging equipment                   29              --              29              --
Interest expense, net                                (761)           (131)         (2,335)           (131)
                                             ------------    ------------    ------------    ------------

(Loss) income before income taxes                  (2,702)            233          (5,834)            694

Provision for income taxes                             --             (96)             --            (345)
                                             ------------    ------------    ------------    ------------

        Net (loss) income                    $     (2,702)   $        137    $     (5,834)   $        349
                                             ============    ============    ============    ============

Net loss per common share:
  - Basic and diluted                        $      (0.17)                   $      (0.43)
                                             ============                    ============

Weighted average common shares outstanding     16,371,000                      13,529,000
                                             ============                    ============


See notes to condensed consolidated financial statements.                      4

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

                                                                         Predecessor
                                                                           Company
                                                                         -------------
                                                          Nine Months     Nine Months
                                                             Ended          Ended
                                                         September 30,   September 30,
                                                             1999            1998
                                                         -------------   -------------
Cash flows from operating activities:
  Net (loss) income                                        $ (5,834)      $    349
  Adjustments to reconcile net (loss)
    income to net cash provided by operating activities:
      Amortization of original issue discount on notes           --             62
      Value ascribed to common stock issued to officer           --             22
      Depreciation and amortization                           7,942          3,094
      Deferred expenses                                         102           (632)
      Provision for doubtful accounts                           406            665
      Costs of abandoned business combination(s)                355             --
      Changes in assets and liabilities, net of
        business acquired:
        Accounts receivable                                  (2,967)          (861)
        Due from affiliates and intercompany transfers           --         (1,418)
        Inventory                                              (795)          (823)
        Prepaid expenses and other current assets              (329)          (318)
        Accounts payable and accrued expenses                 4,591          1,825
        Deferred revenues and customer deposits                (774)           113
                                                           --------       --------

        Net cash provided by operating activities             2,697          2,078
                                                           --------       --------
Cash flows from investing activities:
  Business acquisitions                                     (18,940)            --
  Capital expenditures                                       (1,171)        (3,288)
  Acquisition deposits                                       (1,322)          (500)
  Deferred business acquisition costs                        (1,027)          (369)
  Sale of fixed assets                                          470            404
                                                           --------       --------
        Net cash used in investing activities               (21,990)        (3,753)
                                                           --------       --------
Cash flows from financing activities:
  Proceeds from sale of common stock                                             7
  Proceeds from sale of notes to stockholders                    --            750
  Issuance of long term debt                                 25,315             --
  Repayment of notes payable to stockholders                   (520)            --
  Repayment of notes payable                                 (4,150)            --
  Repayment of capital lease obligations                     (1,608)            --
  Capital lease obligations incurred                          1,314             --
  Due to affiliates                                              --          1,075
  Deferred financing and other costs                           (706)          (110)
                                                           --------       --------
        Net cash provided by financing activities            19,645          1,722
                                                           --------       --------
Increase in cash                                                352             47
Cash, beginning of period                                        --             31
                                                           --------       --------
Cash, end of period                                        $    352       $     78
                                                           ========       ========


See notes to condensed consolidated financial statements.                      5

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for share information)

1. Basis of Presentation:

      On March 31, 1999, a wholly owned subsidiary of Paging Partners Corporation ("Paging Partners"), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer (see Note 2). At such time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). On June 15, 1999, a wholly-owned subsidiary of the Company entered into a stock purchase agreement with SunStar Communications, Inc. in transaction that was accounted for as a purchase (see Note 4).

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the aforementioned merger with Paging Partners (see Note 2) and the acquisition of SunStar Communications, Inc. (see Note 4), and the acquisition of the net assets of Bell Atlantic Paging, Inc. ("BAPCO" or the "Predecessor Company") (see Note 3) on December 31, 1998. These statements should be read in conjunction with the historical financial statements, and notes thereto, of ACI and BAPCO included in the Paging Partners Proxy Statement dated March 11, 1999. All material intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of September 30, 1999, and the consolidated results of operations and the consolidated cash flows for the three and nine month periods ended September 30, 1999 and 1998. The historical financial statements prior to March 31, 1999, are those of ACI. ACI had no operating activities prior to the acquisition of BAPCO on December 31, 1998. The statements of operations and of cash flows for the nine months ended September 30, 1998 have been derived from the financial statements of the Predecessor Company for such period. The Predecessor Company financial statements include allocations of certain Bell Atlantic Corporation ("Bell Atlantic") revenues and expenses. Management believes that these allocations are reasonable. However, the revenues and expenses allocated are not necessarily indicative of the costs that would have been incurred if the Predecessor Company had performed or procured these functions as a separate entity. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature.

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


Continued                                                                      6

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

      liabilities recorded in connection with the purchase price allocation are based on preliminary estimates of fair value; actual adjustments will be based on final analyses of fair values that are currently in progress. No material changes between preliminary and final purchase price allocations are expected.

      The following unaudited pro forma information presents a summary of the combined results of operations of Paging Partners and the Predecessor Company as if the Predecessor Company Acquisition (see Note 3) and the Merger occurred on January 1, 1998.

                                                                   Predecessor
                                                    Company          Company
                                                  ------------     ------------
                                                  Nine Months       Nine Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                      1999             1998
                                                  ------------     ------------
      Revenue                                       $ 25,469         $ 27,206
      Net loss                                      $ (6,179)        $ (5,617)

      Net loss per common share                     $  (0.38)

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

      Subsequent to the acquisition and during the quarter ended June 30, 1999, Bell Atlantic and ACI completed negotiations and settled certain post-closing disputes. These negotiations pertained to the reimbursement to BAPCO and assumption by ACI of certain liabilities in excess of amounts originally acknowledged by ACI, and resulted in ACI's assumption of certain additional current liabilities. On June 30, 1999, the Company paid the settlement amount in full and, in addition, exercised its negotiated right to prepay the outstanding balance of the purchase price at a significantly discounted amount. Funding for retirement of this debt was provided through the credit facility described in note 6. This settlement did not have a material effect on the Company's financial position or the results of its operations or cash flows.


Continued                                                                      7

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

4. Mergers and Acquisitions:

   SunStar Communications, Inc.:

      On June 15, 1999, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement") with SunStar Communications, Inc. ("SunStar"), an Arizona corporation and SunStar One, LLC., an Arizona limited liability company. SunStar sells secure internet services over an intelligent private network, provides dial-up internet access services to corporate and individual subscribers and can provide enhanced security standards for user authentication. SunStar currently provides access services to nearly 900 internet users. Pursuant to the Agreement, SunStar Communications, Inc. became a wholly-owned subsidiary of the Company. Total consideration paid was $275 cash and 1,150,000 shares of the Company's common stock. The aggregate purchase price, including transaction costs, has been allocated to the net assets acquired based on their estimated fair market values. Intangible assets of approximately $2,002 are being amortized on a straight-line basis over three to not more than 10 years. Any adjustments, which are not expected to be material, will be based on final analysis of fair values, which is currently in progress. Neither the assets, revenues nor results of operations of SunStar were material to those of the Company. However, taken as an aggregate total, this purchase and the other pending acquisitions could be material if a sufficient number of these transactions are completed.

      Pursuant to the Agreement, the Company and SunStar One, LLC entered into a Registration Rights Agreement under which the Company agreed to register the shares, under the Securities Act of 1933, issued to SunStar One LLC by December 31, 1999.

5. Business Developments:

   ABC Paging:

      On September 28, 1999, Aquis Wireless Communications, Inc. ("Wireless"), formerly known as Aquis Communications, Inc., a wholly-owned subsidiary of Aquis Communications Group, Inc., along with its parent, entered into an Asset Purchase Agreement (the "Agreement") with ABC Cellular Corporation and ABC Paging, Inc., both Florida corporations (collectively "ABC"). ABC services about 38,000 paging units in South Florida. The closing is subject to financing and FCC and other approvals, certain conditions that must be met prior to closing, and provides for cash consideration of $2,750, subject to certain adjustments. This transaction will be accounted for as a purchase, and the consideration paid will be allocated first, to the net tangible assets acquired based on their approximate fair market values, then, any excess will be allocated to FCC licenses, subscriber lists, goodwill and other intangible assets. ABC's assets, revenues and results of operations are not material in relation to those of the Company.

   Francis Communications:

      On June 10, 1999, Wireless, along with its parent, entered into an Asset Purchase Agreement with Francis Communications Texas, Inc., a Texas corporation, and Francis Communications I, Ltd., an El Paso based Texas limited partnership. As of June 30, 1999, this partnership was expected to provide paging services to approximately 24,000 paging units in the El Paso, Las Cruces and Juarez, Mexico metropolitan areas. The transaction includes conditions precedent to the closing, the fulfillment of which is presently in dispute. The Company has indicated its willingness to close this transaction if the parties could agree to an appropriate reduction of the current purchase price of $4,000 cash and 100,000 shares of the Company's common stock. The parties are currently re-evaluating and re-negotiating the purchase price and have


Continued                                                                      8

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

      agreed to refrain from making a final determination or initiating any legal action pending an emergency meeting of the Company's Board of Directors scheduled for November 16, 1999.

   Intelispan, Inc.:

      On November 8, 1999, the Company announced the termination of discussions concerning the June 21, 1999 Memorandum of Understanding to merge with Intelispan, Inc., a business based in Scottsdale, Arizona. Intelispan provides secure virtual private global network access and public key infrastructure ("PKI") services to its subscribers. Costs to identify, evaluate, and negotiate the merger with Intelispan have been written off in the current quarter in the amount of $355.

   COMAV Corporation:

      The Company and Wireless have entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 1, 1999, with COMAV Corporation, a northeastern facilities-based local exchange carrier and reseller of long distance telephone services. The Merger Agreement was approved by the shareholders of COMAV on November 9, 1999. This transaction is subject, among other conditions, to the procurement of financing to fund COMAV's operations. To date, the Company has funded COMAV's operations to the extent of $155.

   SourceOne Wireless, Inc. Management Agreement:

      On August 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") and Agreement Pending Purchase Closing (the "Agreement") with SourceOne Wireless, Inc. and two of its affiliates ("SOWI"). SOWI and its affiliates filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court in the Northern District of Illinois between April 29 and July 2, 1999. SOWI provides facilities-based one-way paging services to subscribers in certain midwestern states that are specified in this Agreement. The Agreement provides that ACI will manage the day-to-day operations of certain SOWI businesses pending closing of the associated Purchase Agreement. This closing is subject to various approvals, including that of the Bankruptcy Court and the FCC. Recently concluded negotiations have resulted in a reduced purchase price of $2,250 in cash and $1,500 in shares of the Company's 7.5% cumulative preferred stock. In the event that the Purchase Agreement cannot be closed, then ACI will return control of these operations to SOWI and will receive a $375 break-up fee. ACI's management fees are based on profits generated from operations, changes in subscriber receivables and certain other factors related to working capital changes. Net estimated realizable fees earned during the current period were $85.

   Other:

      The Company has made various refundable earnest money deposits totaling $1,322 related to pending acquisitions at September 30, 1999, and has included this sum in prepaid and other current assets. The aggregate effect of the pending business combinations could have a material effect on the Company's results of operations and financial condition.

6. Long-Term Debt:

      On October 23, 1998, ACI entered into a five-year term loan agreement with FINOVA Capital Corporation ("FINOVA") which provides a $30,000 credit facility. The facility consists of an initial loan of $20,000, a $500 loan for the Merger funded at the Merger date (the "Merger Loan"), an additional loan in an amount up to $1,500 to be drawn down at the Company's request (the "Subsequent Loan"), and an acquisition line


Continued                                                                      9

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

      of credit, approximately $4,700 of which has not been utilized. The initial, Merger and Subsequent Loans have been drawn in full. The FINOVA loan has a term of five years at an interest rate based on Citibank, N.A.'s corporate base rate plus 175 basis points. The Company may also elect to have interest on a part of the FINOVA loan based on a London Inter-Bank Official Overnight Rate plus 425 basis points. Repayments of principal are scheduled to begin on July 1, 2000, and are required quarterly. A final balloon payment is scheduled for December 31, 2003. This term loan is secured by all of the Company's assets, presently owned and acquired subsequently, and all issued and outstanding capital stock and warrants, options and other rights to acquire capital stock of ACI. This loan agreement also contains various covenants, including restrictions on capital expenditures and compliance with certain financial ratios.

      In addition, the Company refinanced the capital lease obligations due to Motorola, which were assumed as a result of the merger with Paging Partners. Terms of the new obligation include a principal amount of $1,300, a 60-month repayment schedule, an interest rate indexed to the yield for five year Treasury Notes, and a security interest in the underlying equipment.

      In connection with the termination of the merger negotiations with Intelispan, costs that were previously capitalized have now been charged against current period earnings. The Company's lender has modified certain financial covenants contained in the loan agreement to exclude up to $360 of costs written off in connection with the Intelispan termination when computing "Net Income" as defined in the loan agreement. The revised covenant calculation is applicable for all relevant periods affected by these costs.

7. Income Taxes:

      The Company incurred operating losses for both book and tax purposes during the periods presented for 1999. A valuation allowance has been provided in the full amount of the tax benefits that may arise from future possible utilization of these net operating losses ("NOLs"). NOLs available to offset future Federal taxable income total approximately $13.6 million and will expire between 2009 and 2014.

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


Continued                                                                     10

AQUIS COMMUNICATIONS GROUP, INC. and SUBSIDIARIES

(Dollars in thousands, except for share information)

9. Supplemental Cash Flow Data:

   Businesses Acquired:

      During the current year, the Company has acquired two businesses as described in notes 2 and 4. Consideration paid consisted primarily of non-cash assets, as follows:

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
                                                                ========

      The Company has paid cash for interest during the nine months ended September 30, 1999 in the amount of $1,874 and has also paid other fees to obtain its funding and for letters of credit in the amount of $298.


Continued                                                                     11

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

Organization and Basis of Presentation

On March 31, 1999 a wholly-owned subsidiary of Paging Partners Corporation ("Paging Partners") merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer (see Note 2 to the condensed consolidated financial statements). At such time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). ACI had no operating activities prior to the acquisition of the Bell Atlantic paging business ("BAPCO" or the "Predecessor Company"), on December 31, 1998. See Note 3 to the condensed consolidated financial statements. The historical financial results of operations prior to March 31, 1999 are those of ACI. The financial statements for the nine-month period ended September 30, 1998 have been derived from the financial statements of the Predecessor Company for such period, and include certain reclassifications to enable uniform accounting presentations for the periods presented. See the columns denoted "ACI" and the "Predecessor Company" representing the successor periods and predecessor periods, respectively, in the statements of operations and of cash flows for the nine-month periods ended September 30, 1999 and 1998, included in this report.

The results of operations of the Predecessor Company for the nine-month period ended September 30, 1998 include certain revenues and expenses allocated by Bell Atlantic Corporation and its affiliates ("Bell Atlantic"). The provision for income taxes was allocated to the Predecessor Company as if it were a separate taxpayer. Also, certain employee benefit costs were allocated based on staffing levels. Accordingly, the results of operations and financial position of the Predecessor Company may not be the same as would have occurred had the Predecessor Company been an independent entity and operated by ACI management.

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

During the three and nine months ended September 30, 1999, the Company generated approximately 93% and 94%, respectively, of its revenue from fixed periodic fees for paging services that are not generally dependent on usage. To a smaller extent, revenue is also earned from certain usage-based services provided primarily to resellers and from sales of pagers. Consequently, the ability to recover initial operating, selling and marketing costs and to achieve profitability is dependent on the average duration of each customer's subscription period. For as long as a subscriber continues to utilize the service, operating results benefit from the recurring fixed fee payments without the requirement of any incremental selling expenses. Conversely, customer disconnections adversely affect operating results. Each month a percentage of existing customers have their service terminated for reasons including failure to pay, dissatisfaction with service or coverage limitations, and switching to competing service providers. The average of the monthly disconnection rates (not weighted and excluding the effects from the Paging Partners subscriber base) for the nine month periods ended September 30, 1999 and 1998, were 3.3% and 2.8%, respectively. Including the stabilizing effects of the Paging Partners reseller base added April 1, the churn rate was 2.6% for the nine months in 1999.


Continued                                                                     12

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

Revenues

Paging service revenues for the nine-month periods ended September 30, 1999 and 1998 were $22,572 and $17,051, respectively, an increase of approximately $5,521, or more than 32%. Similarly, services revenues of $8,461 in the three months ended September 30, 1999 increased by $2,204, or about 35%, over revenues of $6,257 during the three months of the year-earlier period. The increases in service revenues for both periods was attributable to the increase in the number of subscribers, resulting primarily from growth via the March 31, 1999 Paging Partners merger. Partially offsetting these increases were decreases in revenues from equipment sales of $412 and $2,030 during the three and nine month periods, respectively. The decreases were due to lower per-unit sale prices attributable to certain promotions initiated by the Company in 1999, and fewer units sold due to a smaller average sales force in the current year and a reduction in billings to terminated customers for unreturned units.

Cost of Paging Services

Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Third party carriers are utilized when a customer requires service outside of ACI's service area, and are most commonly used to provide nationwide coverage. Increases in costs of such services were incurred in the amounts of $720 and $2,067 during the three and nine month periods, respectively. The increases are attributable to customer growth, and an increase in customer demand for services such as wide-area, nationwide, alphanumeric, and message dispatch services.

Cost of Equipment Sales

The cost decrease of $457 during the current three-month period was primarily due to a decrease in the number of units sold and, to a lesser extent, lower vendor prices. During the nine-month periods a decrease was also realized, in the amount of $1,186, which is attributable to the same factors. The decrease in comparative gross profit margins during the nine month periods is primarily the result of the Predecessor Company's practice of billing terminated customers for unreturned units on an unreserved basis, rather than writing such units off, net of units actually recovered.

Technical Operations

Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $1,718 and $3,693 in the three and nine-month periods ended September 30, 1999, respectively, as compared to $973 and $2,498 in the year-earlier periods. The elimination of the 1998 Bell Atlantic network allocations was offset by external unsubsidized third party rates and costs for transmitter and terminal site rents, telephone company access charges, and personnel costs in the current year periods. In addition, incremental costs were required to operate and maintain the Company's expanded network resulting from the merger with Paging Partners on March 31, 1999.

Sales and Marketing

Selling and marketing include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organizations, and other advertising and marketing expenses. These costs decreased approximately 5% during the nine-month periods ended September 30, 1999 in comparison to the corresponding period ended in 1998. These decreases resulted from a reduction in salary, benefit and commission expense in 1999 as a result of a smaller average sales force and related lower commissionable sales volume and travel costs. These cost savings


Continued                                                                     13

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

were partially offset by an increase in print advertising expenses. For the three-month periods ended September 30, 1999 and 1998, costs increased almost 16% as a result of the openings of additional sales offices in more desirable locations, a small corresponding increase in sales and support staff and related sales office and selling costs.

General and Administrative

General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. As a percentage of revenue, these costs were held steady over the comparative nine-month periods at 21.3% and 21.8% for 1999 and 1998, respectively. For the three-month periods, costs increased from 19.1% of revenues in 1998 to 21.6% in 1999. However, comparison of these expenses is not necessarily meaningful because the Predecessor Company amounts were based on cost allocations, rather than actual direct costs, to Bell Atlantic. Comparison of the nine-month periods ended September 30, 1999 and 1998 include a 2% increase in employment costs and increased facility and insurance costs partially offset by a significant decrease in billing costs.

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

Abandoned Business Combination

On November 8, 1999, the Company announced the termination of discussions concerning the June 21, 1999 Memorandum of Understanding to merge with Intelispan, Inc. Current period earnings have been charged for previously capitalized related costs.

Interest Expense

Interest expense in the current three and nine-month periods of $761 and $2,336, respectively, includes interest on ACI's five year term loan with FINOVA Capital Corporation ("FINOVA"), and additional fees and first-quarter charges of $298 related to letters of credit used in connection with the Company's mergers and acquisitions. Operations of the Predecessor Company were financed by its parent company, and as a result, the prior period results reflect only those financing charges related to the Company's development and acquisition activities conducted during 1998.

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

The Company's sales plans include increased emphasis on COAM (customer owned and maintained) service, rather than leased paging service. However, there can be no assurance that the communications marketplace will allow the Company to continue to avoid substantial future investments in paging units and the related capital spending requirements while continuing to meet its growth targets.

The Company has been financing its business acquisitions through the issuance of its common stock and through a credit facility with FINOVA designed for this purpose. The loan agreement with FINOVA provides 1) a $20,000 term loan which was used for the acquisition of BAPCO, 2) a $500 loan funded at the BAPCO closing date, 3) an additional loan, not to exceed $1,500 (the "Subsequent Loan"), which was used primarily to pay all remaining outstanding debt to Bell Atlantic and affiliates related to this acquisition, and 4) an acquisition line of credit of $8,000. Approximately $4,700 of this facility remains unutilized. If the Company continues to make acquisitions, additional sources of financing will be required.

Net cash provided by operating activities for the current and prior periods was $2,697 and $2,078, respectively. The increased operating cash flow in the current period was primarily the result of improved operating results from a larger subscriber base and related economies of scale.

Net cash used in investing activities for the current period consisted primarily of $18,535 paid by ACI for the acquisition of the Predecessor Company and additional net cash payments totaling $405 for the acquisitions of Paging Partners and SunStar Communications. See Notes 2, 3 and 4 to the condensed consolidated financial statements. In addition, net cash paid in the amount of $1,171 in the current period and $3,288 in the prior period were for the purchase of capital assets, principally rental pagers and data processing equipment. Finally, as of September 30, 1999, the Company had invested $2,629 in targeted business combinations, including $280 invested in 1998. During the current nine months, $1,027 was invested in the identification, investigation and evaluation of various potential target companies, the acquisitions of which were pending at that date, as well as deposits of $1,322 toward those acquisitions.

Net cash of $19,645 was provided by financing activities in the current period and consisted primarily of $25,315 of financing received from FINOVA. This funding was used to complete the BAPCO acquisition. In addition, the Motorola capital lease obligation assumed in connection with the Paging Partners merger was refinanced under the terms of a separate five-year capital lease provided by FINOVA.

During periods prior to 1999, Bell Atlantic used a centralized cash management system to finance its operations and the operations of its subsidiaries. During 1998, cash deposits from BAPCO's business were transferred to Bell Atlantic on a daily basis and Bell Atlantic funded the BAPCO disbursement bank accounts as required.

The Company uses its working capital to finance ongoing service operations, to fund marketing and sales activities, and to meet equipment requirements and retention costs for subscriber growth and maintenance. The Company


Continued                                                                     15

AQUIS COMMUNICATIONS GROUP, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)

plans to continue these efforts, as well as to invest in strategic value-oriented business acquisitions. The Company expects that available cash, cash provided by operations and its existing available credit facilities will be sufficient for these purposes for the foreseeable future.

Year 2000

Until recently, many computer programs were written using two digits as a memory-saving measure rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. During 1998, BAPCO had begun the process of defining, assessing and converting various internal computer programs and systems to ensure that these Information Technologies will be Year 2000 (Y2K) compliant. At December 31, 1998, ACI assumed all responsibility for Bell Atlantic's previously initiated Y2K efforts.

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

3.    Plan and implement corrective actions; and

4.    Develop contingency plans.

As of March 31, 1999, the Company had substantially completed the inventory and prioritization of items. The Company substantially completed testing of back office systems in the second quarter and has engaged third party consultants to further evaluate remediation requirements for external networks, transmission and switching systems. The Company expects that critical hardware and software systems will either be replaced or be Y2K ready by December 31, 1999. Contingency plans have been developed, to mitigate, to the extent possible, the effects of any significant Year 2000 problem that is not corrected. These plans are monitored and adjusted as developing circumstances may require.

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

The total costs associated with required modifications to become Y2K compliant are estimated to be $200 to $250. The total amount expended or committed on Y2K remediation, including expenditures by the Predecessor Company, through the current date approximated $200, which related to the cost to repair software and related hardware problems.

The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Y2K problems in its critical operations, or if the Company is affected by the inability of suppliers or major customers to continue operations due to such a problem, the Company's results of operations, liquidity, and financial condition could be materially impacted.


Continued                                                                     16

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 1999, the Company had more than $25,300 of floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material in relation to the market capitalization of the Company.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 1999, the Company had no other significant material exposure to market risk.


Continued                                                                     17

AQUIS COMMUNICATIONS GROUP, INC.

PART II OTHER INFORMATION

(Dollars in thousands)

Item 2 - Changes in Securities.

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

Item 5 - Other Information.

Reference is made to the Issuer's Report on Form 8-K filed with the Commission on April 15, 1999. A hearing before a Listing Qualification Panel designated by Nasdaq was held on April 29, 1999 with respect to the Issuer's request for continued listing on the Nasdaq SmallCap Market. In a written notice dated July 21, 1999, the Issuer was notified of the Panel's decision to continue the listing of the Company's securities on the Nasdaq SmallCap Market. This notification was subject to review by the Nasdaq Listing and Hearing Review Council within 45 days of its issuance. The Council has not qualified its decision to permit continued listing of the Company's shares.


Continued                                                                     18

AQUIS COMMUNICATIONS GROUP, INC.

Item 6 - Exhibits and Reports on Form 8-K.

      (a)   Exhibits Included Within:

            (10.1) Asset Purchase Agreement dated September 28, 1999 by and among Aquis Wireless Communications, Inc., Aquis Communications Group, Inc., ABC Cellular Corporation and ABC Paging, Inc.

            (27)    Financial Data Schedule

      (b)   Reports on Form 8-K

            There were no items to report on Form 8-K during this period.


Continued                                                                     19

AQUIS COMMUNICATIONS GROUP, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature                   Title                              Date
---------                   -----                              ----

/s/ D. Brian Plunkett       Chief Financial and Accounting     November 15, 1999
-----------------------       Officer
D. Brian Plunkett


Continued                                                                     20