Form 10-K
period 1999-12-31
AQUIS COMMUNICATIONS GROUP INC
filed 2000-04-14
CIK 920854

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   (MARK ONE)


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to

Commission file number 1-13002

                        AQUIS COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  22-3281446
     (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

             1719A ROUTE 10
                SUITE 300
         PARSIPPANY, NEW JERSEY                              07054
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

                               Title of Each Class
                                      None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 12, 2000, was approximately $28,032,453 based upon a last sales price on such date of $2.25. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

         As of April 12, 2000, there were 17,156,878 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement issued or to be issued in connection with the annual meeting of stockholders (Part III).

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "expect," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others, the risk factors described under Item 1 in this Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Aquis Communications Group, Inc. ("Aquis" or the "Company") was incorporated under the laws of Delaware on February 17, 1994 as "Paging Partners Corporation." The Company commenced construction of its paging system in November 1990 and initiated service in June 1991.

         On March 31, 1999 the Company, through a wholly-owned subsidiary, merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition. In connection with the merger, the Company changed its name to its present name. On December 31, 1998, ACI acquired licenses and other assets relating to the paging business of the Bell Atlantic Corporation (the "BA Paging Business"), subject to certain liabilities relating to the BA Paging Business. The purchase price for the Paging Business was approximately $29,200,000 which was financed by a blend of senior debt, seller financing and equity. As of December 31, 1998, the BA Paging Business served approximately 257,000 users. Prior to December 31, 1998, ACI had conducted no business.

         On June 15, 1999, a wholly-owned subsidiary of the Company entered into a Stock Purchase Agreement (the "SunStar Agreement") with SunStar Communications, Inc., an Arizona corporation ("SunStar"), and SunStar One, LLC., an Arizona limited liability company. SunStar sells secure Internet services over an intelligent private network, provides dial-up internet access services to corporate and individual subscribers and can provide enhanced security standards for user authentication. Pursuant to the Agreement, SunStar became a wholly-owned subsidiary of the Company and changed its name to "Aquis IP Communications, Inc." Total consideration paid was $275,000 cash and 1,150,000 shares of the Company's common stock.

                  On January 31, 2000, Aquis, through its wholly-owned subsidiary, ACI, acquired substantially all of the assets of SourceOne Wireless, Inc. ("SOWI"), SourceOne Wireless, L.L.C. ("LLC"), and SourceOne Wireless II, L.L.C. ("LLC II," together with SOWI and LLC, "SourceOne"). SourceOne operated Commercial Mobile Radio Service one-way paging systems on multiple frequencies in the midwest and other geographical areas in the United States (the "SourceOne Paging Systems"). The SourceOne Paging Systems provided service to subscribers pursuant to licenses issued to LLC II by the Federal Communications Commission (the "FCC"). On April 29, 1999, SOWI and, on July 2, 1999, LLC (together with SOWI, "Debtors") filed voluntary petitions for relief in the Bankruptcy Court for the Northern District of Illinois (Eastern District) (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). ACI and SourceOne entered into an Asset Purchase Agreement dated as of August 2,1999, as amended by the Amendment to Asset Purchase Agreement dated as of November 15, 1999 (the "SourceOne Purchase Agreement"). Due to the Debtors' insufficient resources to continue operations of the SourceOne Paging Systems, ACI and SourceOne entered into an Agreement Pending Purchase Closing dated as of August 2, 1999 (the "Management Agreement"), pursuant to which ACI agreed to manage the SourceOne Paging Systems located in the midwest United States and to assume certain financial responsibilities pending the closing of the Purchase Agreement. On November 18, 1999, the Bankruptcy Court entered an order (the "Order") approving the SourceOne Purchase Agreement, as amended, authorizing the Debtors to execute and deliver the SourceOne Purchase Agreement, as amended, to the Company, authorizing and directing the Debtors to implement and satisfy the procedures necessary to assume and assign certain executory contracts and unexpired leases to the Company, and authorizing and directing the consummation by the Debtors of the sale of substantially all of their assets to the Company under Section 363(b) of the Bankruptcy Code as contemplated by the SourceOne Purchase Agreement, which closed on January 31, 2000. As consideration for the purchase of the assets acquired from SourceOne, the Company paid a purchase price (the "Purchase Price") consisting of: (i) $2.25 million in cash (the "Cash Payment"); and (ii) $1.5 million of 7 1/2% Redeemable Preferred Stock of the Company, par value $.01 per share (the "Preferred Stock"). In addition, the Company assumed or agreed to perform the following obligations and liabilities of SourceOne:

         - all liabilities and obligations that accrue or are required to be performed after the Closing Date pursuant to any unexpired leases or executory contracts that were included in the assets acquired by the Company and assumed and assigned under Bankruptcy Code
              Section 365 pursuant to the Order;

         - all liabilities and obligations that accrue or are required to be performed after the Closing Date to the extent related to the ownership or operation of the Paging Systems acquired by the Company;

         - all liabilities and obligations of SourceOne for revenues billed or received by SourceOne for services not yet rendered as of the Closing Date;

         - all liabilities with respect to the return of or performance required as a result of deposits made by subscribers of the Paging Systems with SourceOne; and

         -    severance compensation for certain SourceOne employees.

         The Company obtained the funds for the Cash Payment through an extension of an existing credit facility it had with FINOVA Capital Corporation.

         During 1999 the Company entered into several other acquisition agreements, including ABC Paging, Inc., COMAV Corporation, Francis Communications, Inc. and Intelispan, Inc. Although the Company incurred significant transaction fees and paid deposits on account of these acquisitions, it determined not to proceed with these transactions. The Company will continue to pursue opportunistic acquisitions.

GENERAL

         The Company is a leading provider of paging and other wireless messaging services through its local and regional wireless networks. The Company offers messaging services through a seven state regional network that provides coverage into New York, New Jersey, Connecticut, Pennsylvania, Maryland, Virginia, Delaware and Washington, D.C. as well as through a regional network providing coverage in six states including Illinois, Indiana, Michigan, Wisconsin, Minnesota, and Missouri. The Company also provides service to over 1,000 U.S. cities, including the top 100 metropolitan areas through an interconnect agreement with a nationwide wireless messaging provider. Since beginning operations in 1994 the Company's subscriber base has increased to approximately 375,000 units in service as of December 31, 1999. The Company has achieved this through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 1999, the Company was the tenth largest messaging company in the United States based on the number of subscribers. The Company also markets Internet based products and services through Aquis IP Communications, Inc., a wholly owned subsidiary ("Aquis IP"). Aquis IP offers Internet dial up access and various web hosting products and services.

         The Company has traditionally operated technologically advanced paging systems that provide one-way wireless messaging services. The Company has recently decided to enter the two-way or advanced wireless messaging space. With the Company's move into advanced wireless messaging the Company envisions itself as taking part in the convergence of Internet and wireless data services. To that end, the Company has executed an interconnect agreement with a nationwide advanced messaging provider. This agreement allows the Company to pass advanced wireless messaging traffic from its existing technical and engineering infrastructure to the nationwide advanced wireless messaging company's transmission facilities on both a regional and nationwide basis. The Company feels this agreement is important because it allows for a seamless `switched' environment in which the Company can market advanced wireless messaging services to its existing subscriber base as well as take part in the potential high growth of new applications which will require advanced wireless messaging capabilities.

         The Company believes that the paging and wireless messaging industry is likely to undergo additional consolidation and has announced that it intends to participate in the consolidation process. Potential future consolidations would be evaluated on several key operating and financial elements including geographic presence, potential increase in both free and operating cash flow, potential synergies and availability of financing. Any potential transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.

         The Company derives a majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless messaging services. While a subscriber continues to use its services, operating results benefit from this recurring revenue with minimal requirements for incremental selling expenses or fixed costs.

MARKETING

         The Company has grown internally by broadening its distribution network and expanding its target market to capitalize on the growing appeal of messaging and other wireless products and services. Over the past several years, the Company has emphasized a distribution channel that is characterized by lower average revenue per unit (ARPU), such as resellers, and correspondingly lower operating costs. To offset declines in ARPU and to capitalize on the growth of paging and other wireless advanced messaging services, the Company has expanded its channels of distribution through acquisition, strategic partnerships and alliances, and internal initiatives. While the Company has expanded its distribution strategy beyond the reseller model it still views the reseller distribution channel as an additional revenue opportunity and a lower-cost avenue for growth.

         The Company markets its wireless messaging products and services through its Aquis Wireless subsidiary. Aquis Wireless employs a direct sales force that targets commercial business accounts. It also markets services through its indirect distribution channel. The indirect distribution channel consists of both resellers and agents. Resellers purchase airtime and resell this airtime to its subscriber base. Aquis Wireless provides one invoice to the reseller and the reseller invoices its subscriber on an individual basis. Agents offer a branded Aquis Wireless product and receive a commission or margin for doing so, and Aquis Wireless subsequently bills the subscriber for services sold by its agent.

         Additional marketing efforts include an inbound call center that accepts orders for products and services. Calls may be generated by yellow page advertisements or advertising campaigns. Aquis Wireless maintains field offices in New York, New Jersey, Maryland, Virginia, and Illinois. These offices are available for subscribers to walk in and purchase products and services. Aquis Wireless also maintains an Internet site in which customers may purchase products and services. The web site also allows Aquis Wireless resellers an access point to maintain their accounts via web based technology.

         The Company markets Internet based products and services through its Aquis IP subsidiary. Aquis IP offers Internet dial up access and various web hosting products and services. Aquis IP maintains offices in Florida and Arizona and offers these products on a nationwide basis.

SOURCES OF EQUIPMENT

         The Company does not manufacture any of the equipment used in its operations, all of which is available from a variety of sources. Due to the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment, the Company has been able to design its paging networks so as not to be dependent upon any single source for such equipment. The Company periodically evaluates its purchasing arrangements for pagers to be sure that the equipment it is offering is current and is available at appropriate prices.

         The Company currently purchases its transmitters and paging network equipment from Motorola and Glenayre. The Company's terminal equipment has a modular design, which will allow significant future expansion by adding or replacing modules rather than replacing the entire system. The Company believes that its investment in technologically advanced transmission equipment reduces its cost of maintenance and system expansion over the long term. The Company believes that its paging system equipment is among the most technologically sophisticated in the paging industry.

COMPETITION

         The Company faces intense competition from operators of other wireless transmission systems. Such competition is based upon price, the quality and variety of services offered, and the geographic area covered. Competitors of the Company include local, regional and national messaging companies. Certain competitors offer wider coverage than does the Company and certain competitors follow a low-price discounting strategy to expand market share.

         A number of technologies, including cellular telephone service, personal communications service ("PCS"), enhanced specialized mobile radio, low-speed data networks and mobile satellite services are competitive forms of technology used in, or projected to be used for, wireless one and two-way communications. The Company believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems.

         Future technological developments in the wireless communications industry and the enhancement of current technologies will likely create new products and services competitive with the paging services currently offered by the Company. There can be no assurance that the Company will not be adversely affected by such technological changes.

REGULATION

         The Company's paging operations are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Communications Act") and the Telecommunications Act of 1996 ("1996 Act"). The Company is required to obtain licenses from the FCC to use the radio frequencies necessary for its paging operations. These authorizations specify the particular locations and frequencies authorized for use by the Company and set forth technical parameters such as power, tower height and antenna specifications under which the Company is permitted to use its frequencies.

         The Company's current operations are governed under the Commission's Rules covering commercial mobile radio services ("CMRS"). CMRS licensees must provide interconnection upon reasonable request, must not engage in any unreasonably discriminatory practices and are subject to complaints regarding any unlawful practices. The Company is also subject to provisions that authorize the FCC to provide remedial relief to an aggrieved party upon finding of a violation of the Communications Act and related customer protection provisions.

         The Company's FCC licenses are issued for ten years. At the end of the ten-year term, the Company must file applications for renewal of its authorizations. The Company can expect renewal if it has met minimum service requirements. While there can be no assurance that any future renewal applications filed by the Company will be approved, based upon its experience to date, the Company knows of no reason to believe that such renewal applications would not be routinely approved.

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

         The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") imposed a structure of regulatory fees, which the Company is required to pay with respect to its licenses. These fees are revised on an annual basis. The Company believes that these regulatory fees will not have a material adverse effect on the Company's business.

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

         Because the auctions are new to paging, the Company cannot predict their impact on its business, although at this time management believes that the impact of such auctions on the Company will not be material. Initially, auctions or competitive bidding may increase the Company's cost of obtaining authorizations from the FCC. The FCC's new wide-area licensing and auction Rules may also serve as a barrier to new participants to the paging industry. On the other hand, the more flexible licensing requirements should save on application costs associated with making changes to facilities within the wide area should the Company be successful and bid for wide areas or within its incumbent geographic areas. On the other hand, if the Company is not a winner in the auctions for broad geographic areas, its ability to expand its service territories will be affected by these new policies.

         In the future, the Congress may modify or amend the Communications Act and the FCC may modify its Rules or Policies in ways that could have a material adverse effect on the Company's business. Such actions may affect the scope and manner of the Company's operations and delivery of its service. As a result of the enactment of the 1996 Act, the Company has incurred additional financial obligations. In November 1996, in response to a directive in the 1996 Act, the FCC adopted new rules that govern compensation to be paid to pay phone providers. After these rules were vacated by the U.S. Court of Appeals for the D.C. Circuit, the FCC released an order mandating that long distance carriers compensate pay phone providers 28.4 cents for each 800 Number call during a two-year interim period. The long distance carriers have either passed this cost through to the paging companies that provide toll-free service to their subscribers or have blocked payphone calls to toll-free Numbers. This has increased the cost of providing certain toll-free messaging services and limited the utility of toll-free Number service. Petitions for review and stay of this order have been filed with a federal appellate court. Also, in response to changes made by the 1996 Act, the FCC has adopted new rules regarding payments by telecommunications firms into a revamped fund that will provide for the widespread availability of telecommunications services, including to low-income consumers ("Universal Service"). Prior to the implementation of the 1996 Act, local telephone companies largely met Universal Service obligations. Under the new rules, all telecommunications carriers, including paging companies, are required to contribute to the Universal Service Fund. Payments into the fund have increased the cost of doing business and could make the Company's service less competitive with the other services. However, under the 1996 Act, local exchange carriers are prohibited from charging paging carriers for the "transport and termination" of local exchange carrier originated traffic. This has already led to substantial savings for the Company. In addition, paging carriers may be entitled to compensation from other telecommunications carriers that terminate a call on a paging network. This could lead to additional revenue for the Company. Of course, the Company cannot predict the final outcome of any FCC proceedings, any court challenges to any FCC Rules or Policies or predict what Congress may, in the future, propose in the way of changes to the telecommunications laws.

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

RISK FACTORS

         The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-K, could have a material effect on the future operations, financial results and financial condition of the Company and should be carefully reviewed and considered in connection with the other matters discussed herein.

BUSINESS AND FINANCIAL RISKS

         THE COMPANY EXPECTS TO REPORT OPERATING LOSSES FOR THE NEXT SEVERAL YEARS.

         The Company purchased the BA Paging Business in December 1998. The purchase price of approximately $29,200,000, including transaction costs, was substantially above the asset value recorded on the books of the sellers. Although the BA Paging Business showed an operating profit in its most recent three years of operation, incremental depreciation and amortization on the Company's higher asset values are expected to result in operating losses. The Company also merged with ACI at the end of March, 1999, purchased SunStar in June, 1999 and purchased Source One Wireless in January, 2000. A significant effect of the purchase accounting for these transactions will be to record a substantial amount of intangible assets, which will result in substantial amortization charges to its consolidated income over the next ten years. As a result, the Company expects to incur operating losses for the next several years.

         The Company expects to continue to show earnings before interest, taxes, depreciation and amortization ("EBITDA"), a financial measure commonly used in the telecommunications industry in its future operations, just as Bell Atlantic and Paging Partners did in their 1998 fiscal years. This is important, as it represents a key financial test for it to preserve its credit with its major lender, FINOVA Capital Corporation. Still, EBITDA is not derived from generally accepted accounting principles ("GAAP") and therefore investors should not consider it as indicative of operating income or cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. Also, its calculation of EBITDA does not take into account its existing commitments for capital expenditures or debt service requirements and should not be seen as representative of the amount of funds generally available to it.

         Although the Company anticipates that cost savings achieved through the Aquis/Paging Partners merger, its recent Sun Star and Source One acquisitions and continued revenue growth at rates consistent with its historical trends will improve its EBITDA and narrow its operating losses, the Company cannot assure investors that its operations will become profitable or that the Company will continue to generate sufficient EBITDA to cover its debt service and capital expenditures requirements, provide it with sufficient amounts of operating cash and enable it to meet its lender's minimum liquidity tests. If the Company can not achieve operating profitability or adequate EBITDA, its liquidity will be impaired and its common stock could have little or no value.

         THE COMPANY'S REVENUES AND OPERATING RESULTS MAY FLUCTUATE.

         The Company believes that future fluctuations in its revenues and operating results may occur due to many factors, including competition, subscriber turnover, new service developments and technological change. Its current and planned debt repayment levels are, to a large extent, fixed in the short term, and are based in part on its expectations as to future revenues and cash flow growth. The Company may be unable to adjust spending in a timely manner to compensate for any revenue or cash flow shortfall. It is possible that, due to future fluctuations, its revenue, cash flow or operating results may not meet the expectations of securities analysts or investors. This may have a material adverse effect on the price of its common stock. If shortfalls were to cause it not to meet the financial covenants contained in its debt agreements, its lender could declare a default and seek immediate repayment.

         THE RATE OF SUBSCRIBER DISCONNECTIONS COULD INCREASE IN THE FUTURE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OPERATING RESULTS.

         The Company's revenues are derived primarily from fixed periodic subscription fees for services that are not generally dependent on level of usage. Consequently, its ability to recoup initial selling and marketing costs, cover its operating expenses and achieve profitability is dependent on the average length of each customer's subscription period. Each month, some of its existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. Loss of those subscribers results in loss of the recurring stream of revenues generated by payment of fixed fees without additional selling expenses and adversely affects its operating results. Company's average monthly disconnection rate for the fiscal year ended December 31, 1999 was 2.7%. Were the Company to experience an increase in its disconnection rate, its business and future results of operations could be materially and adversely affected.

         THE TELECOMMUNICATIONS INDUSTRY IS EXTREMELY COMPETITIVE AND IS UNDERGOING CONSOLIDATION.

         The paging and telecommunications services industry is extremely competitive. Some of its competitors, which include local, regional and national paging companies, possess greater financial, technical and other resources than the Company does. Moreover, some of its competitors offer broader network coverage than that provided by its systems and some follow a low-price discounting strategy to expand their market shares.

         Furthermore, the Company believes that the paging industry has experienced, and will continue to experience, consolidation due to factors that favor larger, multi-market paging companies, including:

               -    the ability to obtain additional radio spectrum;
               - greater access to capital markets and lower costs of capital;
               -    broader geographic coverage of paging systems;
               -    economies of scale in the purchase of capital equipment;
               -    operating efficiencies; and
               -    better access to executive personnel.

This consolidation trend may further intensify competition in its industry. The Company cannot assure investors that the Company will be able to compete successfully.

         A HIGH AMOUNT OF DEBT BURDENS THE COMPANY'S OPERATIONS.

         The Company has borrowed a large amount of money from its lender, and the Company expects to continue to be highly leveraged. The following table compares its total debt, total assets at or as of December 31, 1999.

                                       Year Ended
                                       Dec. 31, 1997              Dec. 31, 1998      Dec. 31, 1999
                                       (Dollars in Thousands)
                                       -----------------------------------------------------------
Total Long-Term Debt                      $  --                      $18,535            $25,963
   (net of current maturities)

Total Assets                              $13,547                    $32,335            $39,324

EBITDA                                    $ 3,799                    $ 5,068            $ 2,974


EBITDA is not a measure defined in GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. EBITDA, as determined by the Company, may not necessarily be comparable to similarly titled data of other paging companies. EBITDA for the year ended December 31, 1999 was reduced by $1,692 for costs incurred with abandoned business acquisitions and by $742 for costs related to a settlement with the Company's former president. Excluding these non-recurring charges, EBITDA for 1999 would have been $5,408.

         The Company's high degree of debt may have adverse consequences for it. These include the following:

          - High amounts of debt may limit or eliminate its ability to obtain additional financing necessary for acquisitions, working capital, capital expenditures or other purposes on acceptable terms, if at all.

          - A substantial portion of its cash flow will be required to pay interest expense; this will reduce the funds which would otherwise be available for operations and future business opportunities.

          - Its credit agreement with its lender contains financial and restrictive covenants; the failure to comply with these covenants may result in an event of default which could have a material adverse effect on it if not cured or waived.

          - The Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage.

          - Its high degree of debt will make it more vulnerable to a downturn in its business or the economy generally.

          - Its high degree of debt may impair its ability to participate in the future consolidation of the paging industry.

         There can be no assurance that the Company will be able to reduce its level of debt as the Company intends, nor that the Company will achieve an appropriate balance between growth which the Company considers acceptable and future reductions in borrowings. If the Company is not able to achieve continued growth in EBITDA, the Company may be precluded from incurring additional indebtedness due to cash flow coverage requirements under its existing credit agreement.

         FUNDING FOR THE COMPANY'S FUTURE CAPITAL NEEDS IS NOT ASSURED.

         The Company's business strategy requires substantial funds to be available to finance the continued development and future growth and expansion of its operations, including possible acquisitions. Future amounts of capital required by it will depend upon a number of factors. These factors include subscriber growth, the type of paging devices and services demanded by customers, service revenues, technological developments, marketing and sales expenses, competitive conditions and acquisition strategies and opportunities. The Company cannot assure investors that additional equity or debt financing will be available to it when needed on acceptable terms, if at all. If sufficient financing is unavailable when needed, the Company may experience material adverse effects.

         THE COMPANY'S CREDIT AGREEMENT WITH ITS LENDER RESTRICTS THE WAY IT OPERATES ITS BUSINESS.

         The Company's agreement with its lender imposes operating and financial restrictions on it. The Company's credit agreement requires it and its operating subsidiaries to maintain specified financial ratios, including a maximum leverage ratio and a minimum fixed charge coverage ratio. In addition, the credit agreement limits or restricts, among other things, the operating subsidiaries' ability to:

          -    declare dividends or redeem or repurchase capital stock;

          -    prepay, redeem or purchase debt;

          -    incur liens and engage in sale/leaseback transactions;

          -    make loans and investments;

          -    incur indebtedness and contingent obligations;

          - amend or otherwise alter debt instruments and other material agreements;

          -    engage in mergers, consolidations, acquisitions and asset sales;

          -    engage in transactions with affiliates; and

          -    alter their lines of business or accounting methods.

         The Company's ability to comply with such covenants may be affected by events beyond its control, including prevailing economic and financial conditions. A breach of any of these covenants could result in a default under the credit agreement. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest. If the Company were unable to repay any such amounts, the lender could proceed against the collateral securing a portion of the indebtedness. If the lender accelerated the payment of such indebtedness, there can be no assurance that its assets would be sufficient to repay in full such indebtedness and other indebtedness. In addition, because the credit agreement limits its ability to engage in certain transactions except under certain circumstances, the Company may be prohibited from entering into transactions that could be beneficial to it.

         THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED BY RAPID TECHNOLOGICAL CHANGES.

         The paging and telecommunications services industry is characterized by rapid technological change and advancement which may produce new services or products that are directly competitive with the paging and data transmission services the Company provides. A variety of wireless one-way and two-way communication technologies, including cellular telephone service, personal communications services, enhanced specialized mobile radio, low-speed data networks, mobile satellite services and advanced two-way paging services, are currently in use or under development. Although those technologies are generally higher-priced than one-way paging service or not yet commercially available, technological improvements are creating increased capacity and demand for wireless two-way communication. Increased availability of newer, more technologically advanced products and services could result in decreased demand for certain of its products and services. For this reason, a key element of its growth strategy is to diversify its business and product lines through acquisitions of companies with businesses that will complement and enhance its own. However, the Company cannot assure investors that the Company will be able to successfully diversify its business or incorporate new technologies so as to keep its product and service offerings competitive.

         IF THE COMPANY DOES NOT MAKE ACQUISITIONS ON ECONOMICALLY ACCEPTABLE TERMS AND INTEGRATE ACQUIRED BUSINESSES SUCCESSFULLY, ITS FUTURE GROWTH AND FINANCIAL PERFORMANCE WILL BE LIMITED.

         The Company has pursued, and intends to continue to pursue, a growth strategy which relies in part upon acquisitions of telecommunications and other data transmission businesses. However, the Company may not be able to identify, finance and complete suitable acquisitions on acceptable terms, and any future acquisitions that the Company completes may not be successful. In addition, the process of integrating acquired businesses may involve unforeseen difficulties and/or require a disproportionate amount of its time, attention and resources from time to time. Although its goal will be to achieve operating synergies and efficiencies and to expand and diversify its business, the Company may not achieve some of the anticipated benefits of such acquisitions if the existing operations of such companies are not successfully integrated with its own in a timely manner. Any difficulties or problems encountered in the integration process could have a material adverse effect on it. Even if integrated in a timely manner, there can be no assurance that its operating performance after acquisitions will be successful or will fulfill management's objectives.

         The integration of businesses the Company acquires will require, among other things, coordination of administrative, sales and marketing, distribution and accounting and finance functions and expansion of information and management systems. The integration process could cause the interruption of the activities of the two businesses or the diversion of attention and resources from the businesses' primary operational goals. The difficulties of such integration may initially be increased by the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. The Company may not be able to retain key employees. The process of integrating newly acquired businesses may require a disproportionate amount of time and attention of its management and financial and other resources and may involve other, unforeseen difficulties.

         The success of its growth strategy will also depend on numerous other contingencies beyond its control, including national and regional economic conditions, interest rates, competition, changes in regulation or technology and its ability to attract and retain skilled employees. As a result, the Company cannot assure investors that its growth and business strategies will prove effective or that the Company will achieve its goals.

GOVERNMENT REGULATION MAY MAKE ITS OPERATIONS MORE DIFFICULT

         THE COMPANY'S BUSINESS IS DEPENDENT ON FCC LICENSES THAT MAY NOT BE RENEWED.

         The Company's FCC licenses have varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. In the past, paging license renewal applications generally have been granted by the FCC upon a showing of compliance with FCC regulations and of adequate service to the public. Although the Company is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, the Company cannot assure investors that any of its renewal applications will be free of challenge. There may be competition for the radio spectrum associated with its FCC licenses at the time they expire, which could increase the chances of third party interventions in the renewal proceedings. The Company cannot assure investors that its applications for renewal of its FCC licenses will be granted.

         FUTURE CHANGES IN REGULATORY ENVIRONMENT MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         The Company and the wireless communications industry are subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations which could potentially adversely affect it are proposed by federal and state legislators. The Company cannot assure investors that federal or state legislation or regulations will not be adopted that would adversely affect its business.

RISKS RELATED TO THE COMPANY'S COMMON STOCK

         THE COMPANY DOES NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE
         FUTURE.

         The Company currently intends to retain all of its earnings to finance the growth of its business and therefore does not anticipate paying cash dividends on its common stock at any time in the foreseeable future. Furthermore, the Delaware General Corporation Law requires that dividends be paid only out of capital and surplus, or out of certain enumerated "retained earnings." Any future payments of dividends would be subject to the availability of sufficient amounts of such funds to cover such payments. The Company cannot assure investors that such funds will be legally available or that its Board of Directors will authorize payment of dividends if and when such funds become available.

         THE COMPANY'S CERTIFICATE OF INCORPORATION AND BYLAWS AND THE DELAWARE GENERAL CORPORATION LAW CONTAIN PROVISIONS THAT MAY HAVE THE EFFECT OF DISCOURAGING ATTEMPTS AT A CHANGE OF CONTROL OF THE COMPANY, WHICH MAY ADVERSELY AFFECT THE VALUE OF ITS COMMON STOCK.

         The Company has an authorized class of 1,000,000 shares of "blank check" preferred stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations assigned to it, could delay, deter or prevent a change in control of the Company. In addition, its restated Certificate of Incorporation provides for a classified board of directors, which may delay or deter certain changes in its management.

         Certain "anti-takeover" provisions of the Delaware General Corporation Law restrict the ability of certain "interested" stockholders to acquire control of the Company. These "anti-takeover" provisions might discourage prospective acquirors from attempting to bid for its outstanding shares and therefore may be considered disadvantageous by certain investors. The Company has no control over, and therefore cannot predict, what effect these impediments to the ability of third parties to acquire control of it might have on the market price of its common stock.

         THE PRICE AT WHICH THE COMPANY'S STOCK TRADES MAY BE VOLATILE.

         The market price of the Company's common stock has been experiencing significant fluctuation since its merger with ACI in March of 1999. The value of the Company's common stock will likely be affected by numerous factors. These include the risk factors set forth in this Report, as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of paging companies such as the Company have exhibited a high degree of volatility during recent periods. Shortfalls in revenues or EBITDA from the levels anticipated by the public markets could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls may result from events that are beyond the Company's immediate control and can be unpredictable. The trading price of its shares may also be affected by developments which may not have any direct relationship with its business or long-term prospects. These include reported financial results and fluctuations in trading prices of the shares of other publicly held companies in the paging industry generally.

ITEM 2.  PROPERTIES

         The Company's principal office is located in approximately 21,700 square feet of leased space at 1719A Route 10, Suite 300, Parsippany, New Jersey. The fixed rent on the lease, which expires April 30, 2001, is currently approximately $27,400 per month. In addition to fixed rent, the lease requires the Company to pay its proportionate share of certain maintenance expenses and any increase in real estate taxes and insurance costs. The Company has an option to renew the lease for an additional five-year period at a monthly rental of greater of the current rent or ninety-five percent of the fair market rent for comparable space in the area.

         As of February 29, 2000, the Company leases approximately 450 locations for its transmitters on commercial broadcast towers, buildings and other fixed structures. In addition, the Company leases space in New York, Pennsylvania, Maryland, and Massachusetts, primarily to house equipment related to its paging systems. The rental payable for such leases, together with those for the Company's transmitter locations, aggregated approximately $275,000 per month, as of February 29, 2000. The Company also maintains eight sales offices and two operating centers in various U.S. locations, the aggregate monthly rental payable for such locations being approximately $33,000.

ITEM 3.  LEGAL PROCEEDINGS

         1. FONE ZONE COMMUNICATION CORP. V. AQUIS COMMUNICATIONS, INC. - Supreme Court of the State of New York, County of Queens, Index No. 3841/00. The Company was sued by Fone Zone Communications Corp. in the Supreme Court of the State of New York, Queens County, on February 18, 2000. The Company removed the action to the U.S. District Court for the Eastern District of New York on March 23, 2000. The suit seeks $1,000,000 in alleged damages as a result of the Company's alleged conduct with respect to the Company's termination of services for plaintiff and the Company's alleged solicitation of plaintiff's customers. The Company intends to vigorously defend this action.

         2. FRANCIS COMMUNICATIONS TEXAS, INC. ET AL. V. AQUIS COMMUNICATIONS, INC. ET AL.- U. S. District Court for the Western District of Texas, El Paso Division, Cause No. EP 99 CA 0388. On November 24, 1999, Francis Communication Texas, Inc. and Francis Communications I, Ltd. (collectively, the "Francis Parties") commenced an action arising out of a letter of intent between the Francis Parties and the Company dated June 10, 1999. The letter of intent called for the Company to acquire the Francis Parties' assets for a purchase price of $4,000,000. The Company terminated the letter of intent as a result of the failure of the Francis Parties to comply with certain conditions contained in the letter of intent. The Francis Parties allege that the Company breached the letter of the intent and the Company's duty of good faith and fair dealing in failing to conclude the transaction described in the letter of intent. The suit seeks economic and other damages as a result of the Company's alleged conduct. This matter is at an early procedural stage. The Company strenuously denies the Francis Parties' allegations and intends to vigorously defend this action.

         3. IN THE MATTER OF ARBITRATION BETWEEN JOHN X. ADILETTA AND AQUIS COMMUNICATIONS GROUP, INC.- On December 23, 1999, John X. Adiletta, a former director and chief executive officer of the Company, commenced an arbitration proceeding under the Rules of the American Arbitration Association by way of a "Demand for Arbitration and Statement of Claim" (hereinafter the "Demand"). The Demand set forth three claims for relief. The first claim alleged breach of an employment agreement between the Company and Mr. Adiletta and sought damages in "an amount to be proved at trial" but "in no event less than $762,500." The second claim alleged wrongful discharge and sought damages in "an amount to be proved at trial" but "in no event less than $1,000,000," plus unspecified punitive damages. The third claim for relief sought monetary remedies, as well as an equitable remedy by way of a request for a preliminary and permanent injunction for the alleged wrongful termination of health and welfare benefits including incentive stock options. The third claim also sought compensatory and punitive damages in unspecified amounts. The parties had selected an arbitrator, and a discovery and hearing schedule was entered. Thereafter, the parties entered into a settlement agreement, the terms of which provide for a payment of $25,000, a credit of $75,000 against existing indebtedness owed to the Company by Mr. Adiletta, stock valued at $400,000, forgiveness of $115,000 of debt under an existing promissory note secured by common stock owned by Mr. Adiletta, and the reinstatement of 55,000 stock options with an exercise price of $1.12 each under a previous Incentive Stock Option Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded over the counter on the NASDAQ SmallCap Market under the symbol "AQIS". Over the counter market quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions. The quarterly high and low closing bid prices for the Company's Common Stock for the past two years as reported by the National Association of Securities Dealers, Inc., are as follows:

                                1998                                                1999
                            COMMON STOCK                                        COMMON STOCK

          QUARTER      HIGH               LOW              QUARTER         HIGH               LOW
First Quarter            1.81            0.69           First Quarter      1.63              1.06
Second Quarter           1.75            1.00           Second Quarter     1.56              0.81
Third Quarter            1.50            0.88           Third Quarter      1.88              1.25
Fourth Quarter           3.19            0.69           Fourth Quarter     1.91              0.47

         On April 12, 2000, the closing price of the Company's Common Stock was $2.25. As of this date, there were approximately 125 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that there are at least 1,000 beneficial holders of the Company's Common Stock.

         DIVIDENDS

         The payment of dividends is contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends is currently prohibited by the Company's Credit Agreement with Finova Capital Corporation. It is the present intention of the Company's Board of Directors to retain its earnings, if any, for use in the Company's business.

         RECENT SALES OF UNREGISTERED SECURITIES

         On December 15, 1999, the Company issued to each of Patrick M. Egan, Michael E. Salerno and John B. Frieling, directors of the Company, 60,000 shares of the Company's common stock in consideration of those directors' expanded scope of service to the Company during the interim period following the departure of John X. Adiletta as Chief Executive Officer in November 1999. The shares of the Company's stock issued to Messers. Egan, Salerno and Frieling were issued without registration under the Securities Act of 1933 pursuant to the exemption therefrom provided by Section 4(2) of the Securities Act on the basis that such issuances did not involve a public offering.

                                     PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table, as it relates to the 1999 and 1998 consolidated balance sheets and the statement of operations for 1999, has been derived from the historical financial data of Aquis Communications Group, Inc. The operating data for 1998 through 1995 has been derived from the annual financial statements of Bell Atlantic Paging, Inc. ("BAPCO" or the "Predecessor Company"). Similarly, the balance sheet data for 1997 through1995 has also been derived from BAPCO's financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere herein.

                                                                                PREDECESSOR COMPANY
                                                                   ------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                   1999            1998           1997              1996             1995
                                                   ----            ----           ----              ----             ----
                                                                       (IN THOUSANDS, EXCEPT PER SHARE NUMBERS)
STATEMENT OF OPERATIONS DATA:
Total revenues .........................        $ 31,159         $ 26,432         $ 20,689         $ 17,057         $ 15,821
Depreciation and amortization ..........          10,878            4,323            3,378            2,066            1,253
Costs of abandoned business combinations           1,692               --               --               --               --
Operating expenses .....................          26,493           21,364           16,890           13,065           13,380
                                                --------         --------         --------         --------         --------
Operating (loss) income ................          (7,904)             745              421            1,926            1,188
Other expenses, net ....................          (2,975)              --               --               --             (858)
Provision for income taxes .............              --             (296)            (168)            (770)            (543)
Extraordinary item, net of taxes .......              --              682               --               --               --
                                                --------         --------         --------         --------         --------
Net (loss) income ......................         (10,879)           1,131              253            1,156             (213)
                                                --------
Net loss per common share ..............        $  (0.76)
                                                --------
BALANCE SHEET DATA (at year end):
Total assets ...........................        $ 39,324         $ 32,335           13,547         $ 13,015         $  9,345
Long-term debt, less current
    maturities .........................        $ 25,963         $ 18,535         $     --         $      2         $    887

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION AND BASIS OF PRESENTATION

On March 31, 1999 a wholly-owned subsidiary of Paging Partners Corporation ("Paging Partners") merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer (see Notes to the consolidated financial statements). At such time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company" or "Aquis"). ACI had no operating activities prior to the acquisition of the paging assets of Bell Atlantic Paging, Inc. and certain affiliates ("BAPCO" or the "Predecessor Company"), on December 31, 1998. The results of operations prior to March 31, 1999 are those of Aquis. The financial statements for the years ended December 31, 1998 and 1997 have been derived from the financial statements of the Predecessor Company for such period, and include certain reclassifications to enable uniform accounting presentations for the periods presented.

The results of operations of the Predecessor Company for the years ended December 31, 1998 and 1997 include certain revenues and expenses allocated by Bell Atlantic Corporation and its affiliates ("Bell Atlantic"). The provision for income taxes was allocated to the Predecessor Company as if it were a separate taxpayer. Also, certain employee benefit costs were allocated based on staffing levels. Accordingly, the results of operations and financial position of the Predecessor Company may not be the same as would have occurred had the Predecessor Company been an independent entity. This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

On December 31, 1998, Aquis acquired the Bell Atlantic paging business for approximately $29,200, including transaction costs. The Bell Atlantic paging business acquired included BAPCO's (or the Predecessor Company's) sales and marketing operation and the paging network operation infrastructure owned and operated by the Bell Atlantic Operating Telephone Companies (the "OTC's"). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No, 16, "Business Combinations." The acquisition was financed primarily through a $20,000 loan from FINOVA Capital Corporation ("FINOVA"), a $4,150 note retained by the seller (the "Seller Note"), and cash proceeds of $5,661 from a sale of preferred stock. The Seller Note was paid in full on June 30, 1999, net of a negotiated discount.

GENERAL

The Company is a leading provider of paging and other wireless messaging services and markets one-way paging service and equipment to customers directly and through resellers. The Company also offers its customers both customer owned and maintained equipment or lease options for equipment. In addition, with the acquisition of SunStar Communications, Inc. (see Notes to the consolidated financial statements), the Company began offering both secure and general dial-up internet access services effective July 1, 1999. For periods prior to 1999, the Predecessor Company acted as a reseller for the OTC's of Bell Atlantic and provided one-way paging services and equipment to consumers directly and through other resellers.

During the year ended December 31, 1999, the Company generated approximately 97% of its total revenue from fixed periodic fees for paging services that are not generally dependent on usage. Other sources of revenue include certain usage-based services provided primarily to resellers and from sales of pagers. Consequently, the ability to recover initial operating, selling and marketing costs and to achieve profitability is dependent on the average duration of each customer's subscription period. For as long as a subscriber continues to utilize the service, operating results benefit from the recurring fixed fee payments without the requirement of any incremental selling expenses. Conversely, customer disconnections adversely affect operating results. Each month a percentage of existing customers have their service terminated for reasons including failure to pay, dissatisfaction with service or coverage limitations, and switching to competing service providers. The average of the monthly disconnection or churn rates (not weighted and excluding the effects from the Paging Partners subscriber base) for the years ended December 31, 1999 and 1998, were 3.1% and 2.9%, respectively. Including the stabilizing effects of the Paging Partners reseller base added April 1, the churn rate was 2.7% for calendar year 1999.

RESULTS OF OPERATIONS - 1999 TO 1998

Some of the following financial data is presented on a per subscriber unit basis. Management believes that such a presentation is useful in understanding year-to-year comparative results by providing a meaningful basis for comparison, given the differences in business management and in the number of subscribers of other paging companies.

UNITS IN SERVICE

Units in service totaled 415,000 and 257,000, a 61.5% increase, on a comparative basis as of December 31, 1999 and 1998, respectively, before adjustment for certain units (the "BAM Reseller Units") transferred to Bell Atlantic Mobile ("BAM") effective December 1, 1999. Aquis and BAM entered into a reseller agreement for these units in connection with the purchase of the assets of BAPCO. Aquis had the option to cancel the reseller agreement for the BAM Reseller Units and did so in December, 1999 because these units were not profitable to the Company. Net of the transfer, units in service totaled 375,000 and 226,000, respectively, and represent a net growth rate of nearly 66%. This growth was achieved through the merger with Paging Partners Corporation on March 31, 1999, and was partially offset by customer disconnections at a rate of 2.7% per month.

REVENUES

Paging service revenues for the years ended December 31, 1999 and 1998, respectively, were $30,368 and $23,309, an increase of approximately $7,059 or more than 30%. The increase in service revenues was attributable to the increase in the number of subscribers resulting primarily from the March 31, 1999 Paging Partners merger, and, to a smaller extent, to an increase in demand for such value-added services as alpha dispatch, sports, news and business data messaging. Average revenue per unit, or "ARPU", was $6.84 during 1999, compared to $7.18 during 1998. This change in ARPU was primarily the result of the Company's addition of reseller units through the Paging Partners merger and to a lesser extent was the result of pricing pressures in a highly competitive marketplace. Resellers purchase the Company's services in bulk and are therefore provided rates lower than those made available to the Company's direct subscribers. The relative weight of reseller revenues to total service revenues has increased from about 11% of service revenues during the first quarter of 1999, to about 28% for subsequent quarters as the result of the merger.

Revenues from sales of paging equipment declined from $3,123 in 1998 to $791 in 1999. This was the result of two factors. First, sales to Bell Atlantic Mobile and the OTC's, entities that were significant resellers of paging equipment and services in years prior to 1999, were substantially eliminated as a result of Aquis' purchase of the business at December 31, 1998. Second, in response to consumer demand for less costly equipment, Aquis began marketing lower-cost units at reduced sales prices in 1999, representing a departure from the Predecessor Company's high-end, high-cost strategy.

COST OF PAGING SERVICES

Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Third party carriers are utilized when a customer requires service outside of the Company's service area, and are most commonly used to provide nationwide coverage. The costs of such services increased from $4,968 in 1998 to $7,753 in 1999. The increases are attributable primarily to growth of the subscriber base, and to an increase in customer demand for services such as wide-area, nationwide, alpha dispatch, and other message dispatch services.

COST OF EQUIPMENT SALES

The cost of equipment sold during fiscal year 1999 was $947, a decline of $1,762 from the prior year level of $2,709. The previously-described reduction of sales to Bell Atlantic Mobile and the OTC's contributed to the decrease, as did the Company's move toward lower-cost pagers and an increase in demand for rental units. Declines in average pager costs also contributed to the reduction.

TECHNICAL OPERATIONS

Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $5,317 and $3,482 during the years ended December 31, 1999 and 1998, respectively. Additional costs were incurred to operate and maintain the Company's expanded network resulting from the merger with Paging Partners on March 31, 1999. In addition, the elimination of certain expenses allocated by BAPCO was offset by greater external unsubsidized third party costs for transmitter and terminal site rents, telephone company access charges, and personnel costs in the current year.

SALES AND MARKETING

Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs increased from $3,394 in 1998 to $3,881 in 1999, or approximately 14.3% from 1998 to 1999, resulting from the opening of additional sales offices and a corresponding increase in sales and support staff and related administrative operations and selling costs. These increases were partially offset by a reduction of sales commissions resulting from a revised commission plan implemented in 1999 and a decrease in print advertising expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. As a percentage of service revenue, these costs increased as a percentage of service revenues from about 24.3% in 1998 to 25.3% in 1999. The increase was largely attributable to a settlement of certain employment claims made by the Company's former President, settled in the approximate amount of $742 and charged against 1999 results of operations. The increase was also attributable to higher office occupancy and customer service and call center support costs that were partially offset by reductions in billing and data processing expenses. Also contributing to the increase were costs associated with the transition to a public reporting entity. However, Predecessor Company amounts were lower due its existence as a subsidiary of Bell Atlantic rather than operating as an independent entity.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $10,878 in 1999 from $4,323 during the prior year. Bell Atlantic, the Predecessor Company, recorded the cost of the use of the network and communications operating assets through intercompany charges from the affiliated operating telephone companies that owned the assets during 1998. In substance, the Predecessor Company leased these assets while the Company, as owner and operator, allocates such costs to operations. The increases in depreciation and amortization are also attributable to the allocation of the purchase price of tangible and intangible assets, which exceeded their historical costs, acquired from the Bell Atlantic companies and through the merger with Paging Partners.

ABANDONED BUSINESS COMBINATIONS

On November 8, 1999, the Company announced the termination of discussions concerning the June 21, 1999 Memorandum of Understanding to merge with Intelispan, Inc. In addition, the Company also terminated its efforts to acquire Francis Communications and certain additional telecommunications services providers and resellers. Earnings for 1999 have been charged $1,692 for the write off of related capitalized costs.

INTEREST EXPENSE

Net interest expense was $3,004 for the year ended December 31, 1999 and none for 1998. The 1999 expenses include interest costs related to the senior debt and the five year term loan due to FINOVA, and additional fees and first-quarter charges of $299 related to letters of credit used in connection with the Company's mergers and acquisitions. In years prior to 1999, BAPCO carried no external debt.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased in the current periods as a result of the Company's operating loss for book and tax purposes. During the prior period, the income and expenses of the Predecessor Company were included in the consolidated Federal and certain combined state income tax returns of its parent and the prior year provisions for income taxes have been calculated on a separate return basis herein.

RESULTS OF OPERATIONS - 1998 TO 1997

UNITS IN SERVICE

Units in service totaled 257,000 and 218,000 as of December 31, 1998 and 1997. This increase represents an annual net growth rate of 18%. Unit growth resulted primarily from the overall industry growth in numeric and alphanumeric wireless messaging and was partially offset by monthly customer disconnection rates of 2.9% in 1998 and 2.4% in 1997.

REVENUES

Paging service revenues for the years ended December 31, 1998 and 1997, respectively, were $23,309 and $17,894, an increase of approximately $5,415 or more than 30%. The increase in service revenues was attributable to the increase in the number of subscribers and, to a smaller extent, to an increase in demand for such value-added services as alpha dispatch, sports, news and business data messaging, which in turn produced an increase in ARPU from year to year. Average revenue per unit was $7.18 during 1998, compared to $6.84 in 1997.

Revenues from sales of paging equipment increased from $2,795 in 1997 to $3,123 in 1998. This was the result of several factors, including new product introductions by the Company's major supplier, increased productivity from its telemarketing channel, and higher sales to the Company's affiliates.

COST OF PAGING SERVICES

The costs of paging services were $4,968 and $4,401 in 1998 and 1997, respectively. The increase is attributable primarily to growth of the subscriber base, and to an increase in customer demand for services such as, nationwide, alpha dispatch, and other message dispatch services.

COST OF EQUIPMENT SALES

The cost of equipment sold during fiscal years 1998 and 1997 was $2,709 and $2,873, respectively, representing a decline of $164. Declines in supply costs available from vendors were partially offset by an increase in the number of units sold. In addition, the cost of sales for 1997 included higher charges for obsolescence than required for 1998.

TECHNICAL OPERATIONS

These expenses totaled $3,482 and $2,023 during the years ended December 31, 1998 and 1997, respectively. Additional trunking, labor and other costs were incurred to operate and maintain the Company's growing network.

SALES AND MARKETING

Costs incurred were $3,394 in 1998 and $2,844 in 1997. The increase resulted from an increase in the size of the sales team and the change in the commission structure to encourage revenue growth and sales of value-added, higher-margined services. The previous commission plan was unit-volume oriented. Print advertising remained consistent for both years.

GENERAL AND ADMINISTRATIVE

These costs totaled $5,657 and $4,211 in 1998 and 1997, respectively. As a percentage of revenue, these costs were about 24% of service revenues for both 1998 and 1997. Approximately $1,000 of the increase was attributed to the expansion of the Company's customer service call centers, information systems and administrative capabilities to support the growing subscriber base.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization in 1998 and 1997 was $4,323 and $3,378, respectively. The increase was primarily due to the growth of the Company's rental pager pool.

PROVISION FOR INCOME TAXES

The provision for income taxes was $296 and $168 in 1998 and 1997, respectively. Excluding the interest and certain other minor administrative expenses incurred by Aquis during its start-up activities in 1998, the effective tax rates for 1998 and 1997 approximated 41%. During these two years, the income and expenses of the Predecessor Company were included in the consolidated Federal and certain combined state income tax returns of its parent and the provisions for income taxes have been calculated on a separate return basis herein. See the footnotes to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, amended in March, 2000, which provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 in the second quarter of 2000 and believes that adoption will not have a significant effect on its consolidated results of operations or its financial position.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial funds to finance the growth of its existing operations and customer base, expansion into new markets and strategic acquisitions. Additional cash is required for debt service, working capital and general corporate purposes.

The Company's net cash provided from operating activities was $4,643 and $2,456 as of December 31, 1999 and 1998, respectively. The increase in operating cash flows is primarily due to the Company's ability to defer payments to vendors and suppliers during 1999. The Company does not anticipate that this trend will continue as such deferment was required due to working capital deficiencies experienced in 1999. However, the Company does not believe that such trends will reverse in the 2000. There are several other factors that have impacted the operations of the Company and the industry during 1999:

- The paging industry experienced substantial and continued consolidation during 1999. As a result, there has been concern about profitability and liquidity with respect to many companies in the industry. In response to investor concerns, the management of several major paging companies announced their intention to shift from a price competitive strategy designed to increase subscriber count, to a strategy intended to focus on operating margins. This strategic shift is expected to slow the decline in ARPU experienced by the industry. Increased penetration of higher priced alphanumeric service, as well as value-added services, are also expected to strengthen ARPU.

     In response to these trends, management has developed and implemented several strategic initiatives. Management's original plan of growth through strategic acquisitions has been refined to focus on service providers in the telecommunications and internet related industries. Acquisitions meeting the Company's growth and value objectives will be targeted as third party financing becomes available or in circumstances that will permit such business combinations to be completed using equity. The Company has also renewed its focus on growth of its core business and improvement in utilization of its paging system capacity. The Company has developed alternative sales initiatives and additional strategic alliances; these combine paging, email and the internet, include advertising programs in which cost is based primarily on completed sales, and call for the use of its paging network to broadcast information for content providers on a metered basis.

     Capital expenditures for the core business are not expected to increase in 2000. However, the Company plans to expand its two-way messaging business and to focus on the development of its internet subsidiary, Aquis IP. Current plans estimate that $3,000 would be required for the year 2000 to fund the expected growth in these areas, primarily for internet licensing and working capital requirements and such funds are anticipated to be provided by third party financing. In the event that such financing is not obtained the Company is prepared to sell Aquis IP.

- During 1999 revenues significantly exceeded those of 1998 primarily due to the Paging Partners acquisition. The Company experienced continued pricing pressure from competition in its markets, resulting in decreasing ARPU, increased subscriber churn rates and lower operating margins. The units in service increased primarily due to the Paging Partners merger. The Company plans on improving its customer retention efforts and to continue its marketing efforts to expand its units in service and will consider strategic acquisitions to increase the customer base.

- Certain integration issues connected with the Paging Partners merger contributed to a decline in total reseller units during 1999. The Company did not support the reseller operations to the level of service previously provided by Paging Partners. The Company has started a significant marketing effort to regain some of the lost resellers.

- During the fourth quarter, as a result of a lack of working capital to purchase a sufficient number of new units, the Company was unable to meet sales demand and to service the needs of the existing subscriber base.

The Company's plan to offset these trends include ( i ) negotiating more favorable terms from paging equipment manufacturers and vendors, ( ii ) obtaining third party financing and ( iii ) the possible sale of non-core assets and businesses. The Company believes that cash from operations combined with current cash and cash equivalents will be adequate to finance the existing business but will require additional sources of funding to expand the business.

During 1999, the Company used cash of $23,300 in connection with business acquisitions and for the purchase of property plant and equipment. This represents an increase of $19,319 over the 1998 net cash used in investing activities. The increase is primarily related to the $21,200 of cash used related to various business combinations offset by a decrease in capital expenditures in 1999 as compared to 1998.

For the years ended December 31, 1999 and 1998 net cash provided from financing activities was $19,630 and $1,564, respectively. The increase is related to borrowings under the Company's senior credit facility and an installment loan. The Company received $26,615 in connection with such borrowings and used such amounts to finance the acquisitions noted above and to pay off existing notes and obligations. The Company borrowed an additional $2,450 in January 2000 for an acquisition and concurrently agreed with its lender to forego any further borrowings under this facility. On April 12, 2000, the Company made a payment of $1,250 towards such amount and the balance is payable over the same term as the existing senior facility. The Company was not in compliance with a certain debt covenant at December 31, 1999 with respect to their senior facility and the lender issued a waiver of the covenant in default and amended the agreement for future periods. Including the additional funds borrowed in January 2000, quarterly principal payments to the lender will begin on July 1, 2000, with a total of $520 due in 2000.

On April 10, 2000, Aquis entered into an agreement to obtain a $2 million bridge loan as interim funding pending completion of additional prospective financing. The debt is subordinate to the Company's senior debt and is unsecured. This agreement provides for an interest rate of 11%, a scheduled maturity date in September, 2001 and also provides for interest to accrue until the earlier of its maturity date or conversion. At the lender's election not earlier than 120 days from the date of funding, this loan is convertible into the Company's common stock at 90% of the then-current market value. At the Company's election, the loan is redeemable at 105% of face value if such election is made within the initial 90 days subsequent to funding, or at 110% of face value if redemption is elected within 91 to 118 days, or, if elected thereafter, at 115% of face value. Proceeds from this loan were used to make the $1,250 payment in connection with the January 2000 borrowings. The proceeds were used to pay certain fees incurred in connection with the lender loan modifications arranged during 2000, to pay certain costs incurred in connection with this bridge loan, and the balance will provide about $400 to be used for general corporate purposes.

At December 31, 1999 the Company had a working capital deficit of about $3,900. The Company's working capital was impacted by the use of cash to finance acquisitions and by costs incurred in connection with the abandoned acquisitions and the costs accrued to settle certain employment-related claims made by the Company's former President. The Company anticipates that its working capital position will improve in 2000. The Company believes that it will generate sufficient cash flows from operations to fund estimated working capital requirements and will have the ability to obtain third party financing if such working capital requirements exceed management's estimates. In January 2000, the Company settled liabilities of about $850 through the issuance of debt and stock.

The Company's principal source of liquidity at December 31, 1999 included cash and cash equivalents of about $1,000 and its ability to generate cash from operations, which totaled $4,643 during 1999. The Company believes that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements through at least the end of 2000. However, if cash from operations is not sufficient to fund the planned growth of the core business and the internet business or if the Company experiences further subscriber and ARPU deterioration or if certain contingencies are resolved unfavorably, the Company is prepared to implement an alternative business plan (the "Alternative Plan"). The Alternative Plan calls for the sale of the internet subsidiary and other assets and for a reduction of planned marketing expenditures and capital expenditures. Cash requirements of the paging business may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of available resources or as a result of an increased rate of attrition of the customer base.

YEAR 2000

The Company's Year 2000 initiatives have been successful to date. Aquis' approach to this issue was to subdivide its Year 2000 remediation program into four distinct segments: 1) create a prioritized inventory of items to be assessed, 2) assess their readiness through testing, 3) plan and implement corrective actions, and 4) develop contingency plans. The Company has transitioned all of its significant systems to the new millennium without experiencing significant problems in any areas.

The Company's contingency planning has provided for plans to respond to any known Year 2000 concerns that may affect its day-to-day operations or its infrastructure. Aquis is not currently aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers. Therefore, management believes it has minimized its risk related to future exposure concerning year 2000 issues. The Company intends to continue to monitor Year 2000 issues and does not believe such future costs will be material to the Company's results of operations, financial position or liquidity.

SEASONALITY

Pager usage is slightly higher during the spring and summer months, which is reflected in higher incremental usage fees. Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

FORWARD-LOOKING STATEMENTS

Future revenues, costs, product mix and new product acceptance are all influenced by a number of factors that are inherently uncertain and difficult to predict. Therefore, no assurance can be given that financing for such investments will be available. In addition, no assurance can be given that the Company's operations will generate positive cash flows. This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements made by the Company's management that are based on current expectations, estimates and projections about the industries in which the Company operates and management's beliefs and assumptions. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or various of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 1999, the Company had approximately $26,460 of floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 1999, the Company had no other significant material exposure to market risk.

ITEM  8.     FINANCIAL STATEMENTS

             See Index to Financial Statements, Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not Applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Item 9 is set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") and is incorporated herein by reference

ITEM 11.         EXECUTIVE COMPENSATION

         Information with respect to Item 10 is set forth in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to Item 11 is set forth in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to Item 12 is set forth in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A.      FINANCIAL STATEMENTS

         See page F-1.

         B.      FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted since they are either not applicable or not required, or because the information required is included in the financial statements and notes thereto.

         C.      EXHIBITS

         The following documents are filed as part of this report:

EXHIBIT NO.                                            DESCRIPTION OF EXHIBIT
-----------                                            ----------------------

2.1               Agreement and Plan of Merger with BAP Acquisition Corp. (1)

2.2               Asset Purchase Agreement dated as of August 2, 1999 by and among Aquis Communications, Inc., SourceOne Wireless, Inc.,
                  SourceOne Wireless, L.L.C. and SourceOne Wireless II, L.L.C.
                  (2)

2.2               Amendment to Asset Purchase Agreement dated as of November 15,
                  1999. (2)

2.3 Agreement Pending Purchase Closing dated as of August 2, 1999 by and among Aquis Communications, Inc., SourceOne Wireless,
                  Inc., SourceOne Wireless, L.L.C. and SourceOne Wireless II,
                  L.L.C. (2)

2.4               Order of the United States Bankruptcy Court of the Northern
                  District of Illinois (Eastern District) (A) Authorizing and
                  Approving the Sale of Certain of the Debtors' Assets Pursuant to the Asset Purchase Agreement with Aquis Communications,
                  Inc., (B) Authorizing and Approving Procedures for Assumption and Assignment or Rejection of Unexpired Leases and Executory
                  Contracts and (C) Granting Related Relief dated as of November
                  18, 1999. (2)

2.5               Stock Purchase Agreement dated June 15, 1999, by and among
                  Aquis Communications, Inc., SunStar Communications, Inc.,
                  SunStar Communications, Inc. and SunStar One, LLC. (3)

2.6 Asset Purchase Agreement, dated as of July 2, 1998, by and among Bell Atlantic - Delaware, Inc., Bell Atlantic-Maryland,
                  Inc., Bell Atlantic - New Jersey, Inc., Bell Atlantic -
                  Pennsylvania, Inc., Bell Atlantic-Virginia, Inc., Bell
                  Atlantic - Washington, D.C., Inc., Bell Atlantic - West
                  Virginia, Inc., Bell Atlantic Paging, Inc. and BAP Acquisition
                  Corp. (4)


2.7 Consent and Amendment No. 1 to Asset Purchase Agreement, dated as of November 3, 1998 by and among Bell Atlantic - Delaware,
                  Inc., Bell Atlantic - Maryland, Inc., Bell Atlantic New
                  Jersey, Inc., Bell Atlantic - Pennsylvania, Inc., Bell
                  Atlantic - Virginia, Inc., Bell Atlantic - Washington, D.C.,
                  Inc., Bell Atlantic - West Virginia. (4)

3.1               Certificate of Amendment to Restated Certificate of
                  Incorporation of the Registrant (5)

3.2               Bylaws of the Registrant. (6)

4.1               Form of Common Stock Certificate. (6)

4.2               Form of Warrant Certificate. (6)

4.3               Certificate of Designation, Preferences and Rights of 7 1/2%
                  Redeemable Preferred Stock of Aquis Communications Group, Inc.
                  (2)

10.9 Amended and Restated 1994 Incentive Stock Option Plan, as amended. (9)

10.10 Settlement Agreement, dated as of June 9, 1999 by and among Bell Atlantic-Delaware, Inc., Bell Atlantic-Maryland, Inc.,
                  Bell Atlantic-New Jersey, Inc., Bell Atlantic-Pennsylvania,
                  Inc., Bell Atlantic-Virginia, Inc., Bell Atlantic-Washington,
                  D.C., Inc., Bell Atlantic-West Virginia, Inc., Bell Atlantic
                  Paging, Inc. and Aquis Communications, Inc. (3)

10.11             Indemnity Escrow Agreement dated June 30, 1999 by and among
                  SunStar One, LLC, Aquis Communications, Inc. and Phillips
                  Nizer Benjamin Krim and Ballon, LLC. (3)

10.12 Registration Rights Agreement dated June 15, 1999 by and between Aquis Communications, Inc. and SunStar One, LLC. (3)

10.13             Asset Purchase Agreement dated June 10, 1999 by and among
                  Aquis Communications Group, Inc., Aquis Communications, Inc.,
                  Francis Communications Texas, Inc. and Francis Communications
                  I, LTD. (3)

10.14 Pre-Closing Escrow Agreement dated June 10, 1999 by and between Francis Communications I, LTD, Aquis Communications,
                  Inc. and Chase Bank of Texas, NA. (3)

10.15             Asset Purchase Agreement dated September 28, 1999 by and among
                  Aquis Wireless Communications, Inc., Aquis Communications
                  Group, Inc., ABC Cellular Corporation and ABC Paging, Inc. (7)

10.16 Loan Agreement, dated as of December 31, 1998, by and between Aquis Communications, Inc. and FINOVA Capital Corporation as
                  Agent. (8)

10.17             Note, dated December 31, 1998, of Aquis Communications, Inc.
                  in the original principal amount of $30,000,000. (8)

10.18             First Amendment to Loan Instruments, dated as of March 31,
                  1999, by and between Aquis Communications, Inc. and FINOVA
                  Capital Corporation. (8)

10.19             Guaranty (Equipment Lease), dated as of March 31, 1999, of
                  Aquis Communications Group, Inc. (8)

10.20             Guaranty, dated as of March 31, 1999, of Aquis Communications
                  Group, Inc. (8)

10.21             Security Agreement, dated as of March 31, 1999, executed by
                  Aquis Communications Group, Inc. (8)

10.22             Pledge Agreement, dated as of March 31, 1999, executed by
                  Aquis Communications Group, Inc. (8)

10.23             Equipment Lease, dated as of March 31, 1999, between Aquis
                  Communications, Inc. and FINOVA Capital Corporation. (8)

10.24             Employment Agreement dated as of July 7, 1998 between BAP
                  Acquisition Corp and John X. Adiletta. (9)

10.25             Letter Agreement amending Employment Agreement dated July
                  7, 1998 between BAP Acquisition Corp and John X. Adiletta.
                  (9)

10.26             Employment Agreement between D. Brian Plunkett and BAP
                  Acquisition Corp. (9)

10.27             Letter Agreement amending Employment Agreement dated July
                  7, 1998, as amended, between John X. Adiletta and BAP
                  Acquisition Corp. and Employment Agreement between D. Brian
                  Plunkett and BAP Acquisition Corp. (9)

10.28             Employment Agreement dated as of January 4, 2000 between the
                  Company and Nick T. Catania (9)

10.29             Amendment dated April 7, 2000 to Employment Agreement dated
                  January 4, 2000 between the Company and Nick T. Catania (9)

10.30             Option Agreement dated as of January 4, 2000 between the
                  Company and Nick T. Catania (9)

10.31             Amended and Restated Loan Agreement dated as of January 31,
                  2000 between the Company and Finova Capital Corporation. (9)

10.32             First Amendment to Loan Instruments dated as of April 10, 2000 between the Company and Finova, Capital Corporation. (9)

10.33 Loan Agreement dated as of March 31, 2000 between the Company and AMRO International, S.A. (9)

10.34             Common Stock Purchase Agreement dated as of April 9, 2000
                  between the Company and Coxton, Limited. (9)

10.35 Settlement Agreement and Release and Waiver of Claims between the Company and John X. Adiletta. (9)

23                Consent of Independent Accountants (9)

27                Financial Data Schedule (9)

------------------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated November 6, 1998

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2000

(3) Incorporated by reference to the Company's Current Report on Form 10-Q for the quarter ended June 30, 1999

(4) Incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended March 31, 1999.

(5) Incorporated by reference to the Company's Proxy Statement, dated March 11, 1999, filed with the Commission.

(6) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-76744).

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(8) Incorporated by reference to the Company's Current Report on Form 8-K dated April 15, 1999.

(9)      Filed herewith.

         C.      REPORTS ON FORM  8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2000

                                              AQUIS COMMUNICATIONS GROUP, INC.

                                              (Registrant)

                                              By:   /s/ Nick T. Catania
                                                   --------------------------
                                                   Nick T. Catania, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                             TITLE                                  DATE
        ---------                                             -----                                  ----
/s/Patrick M. Egan                     Chairman of the Board of Directors                    April 14, 2000
------------------------------
Patrick Egan

/s/Nick T. Catania                     President and Chief                                   April 14, 2000
------------------------------         Executive Officer
Nick T. Catania

/s/D. Brian Plunkett                   Vice President, Treasurer, Secretary, and             April 14, 2000
------------------------------         Principal Financial and Accounting Officer
D. Brian Plunkett

/s/Robert Davidoff                     Director                                              April 14, 2000
------------------------------
Robert Davidoff

/s/John B. Frieling                    Director                                              April 14, 2000
------------------------------
John Frieling

/s/Michael Salerno                     Director                                              April 14, 2000
------------------------------
Michael Salerno

                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                      INDEX

Reports of Independent Certified Public Accountants.................       F-2
Consolidated Balance Sheets.........................................       F-4
Consolidated Statements of Operations...............................       F-5
Consolidated Statements of Changes in Stockholders' Equity..........       F-6
Consolidated Statements of Cash Flows...............................       F-7
Notes to Consolidated Financial Statements..........................       F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Aquis Communications Group, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows of Aquis Communications Group, Inc. and Subsidiaries ("Company") present fairly, in all material respects, the financial position of the Company at December 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 28, 2000, except for
Note 22 for which the date is
April 12, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Aquis Communications Group, Inc:

In our opinion, the accompanying statements of operations and cash flows of Bell Atlantic Paging, Inc. (the "Predecessor Company") present fairly, in all material respects, the results of its operations and cash flows for the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 12, 1999

                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                       1999                 1998
                                                                                       ----                 ----

ASSETS
   Current assets:
      Cash and cash equivalents ..............................................        $    973         $     --
      Accounts receivable (net of allowances of
        $939 and $490, respectively) .........................................           4,933            2,061
      Inventory, net .........................................................             228            2,076
      Acquisition escrow deposits ............................................             200               --
      Prepaid expenses and other current assets ..............................           1,072            1,012
                                                                                      --------         --------
        Total current assets .................................................           7,406            5,149
   Property and equipment, net ...............................................          10,461           10,107
   Intangible assets, net ....................................................          20,092           16,749
   Deferred charges and other assets .........................................           1,365              330
                                                                                      --------         --------
   Total Assets ..............................................................        $ 39,324         $ 32,335
                                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:

      Current maturities of long term debt ...................................        $    508         $     --
      Accounts payable .......................................................           6,750            1,769
      Accrued expenses .......................................................           2,535              236
      Deferred revenue .......................................................             930            1,033
      Customer deposits ......................................................             577              577
      Notes payable to stockholders ..........................................              --              520
                                                                                      --------         --------
         Total current liabilities ...........................................          11,300            4,135

   Long term debt ............................................................          25,963               --
   Note payable ..............................................................              --            4,150
   Payable to Bell Atlantic Corp. and affiliates .............................              --           18,535
                                                                                      --------         --------
   Total liabilities .........................................................          37,263           26,820
                                                                                      --------         --------
   Commitments and contingencies

   Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 and 80,000 shares authorized in
      1999 and 1998, respectively; none issued 1999,
      78,000 issued and outstanding at December 31, 1998 .....................              --            5,830
   Common stock, $0.01 par value, 75,000,000
      shares authorized, 16,551,000 and 22,000 issued and
      outstanding at December 31, 1999 and 1998, respectively ................             166               --
   Additional paid-in capital ................................................          13,195              221
   Accumulated deficit .......................................................         (11,175)            (296)
   Note receivable from stockholder ..........................................            (125)            (240)
                                                                                      --------         --------
   Total stockholders' equity ................................................           2,061            5,515
                                                                                      --------         --------
   Total liabilities and stockholders' equity ................................        $ 39,324         $ 32,335
                                                                                      ========         ========

The accompanying notes are an integral part of these financial statements.

                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                             1999                 1998               1997
                                                             ----                 ----               ----
                                                                              PREDECESSOR          PREDECESSOR
Revenues:
   Paging services .............................        $     30,368         $     23,309         $     17,894
   Equipment sales .............................                 791                3,123                2,795
                                                        ------------         ------------         ------------
         Total revenues ........................              31,159               26,432               20,689
                                                        ------------         ------------         ------------

Operating expenses:
   Paging services .............................               7,753                4,968                4,401
   Technical ...................................               5,317                3,482                2,023
   Cost of equipment sold ......................                 947                2,709                2,873
   Selling and marketing .......................               3,881                3,394                2,844
   General and administrative ..................               7,676                5,657                4,211
   Depreciation and amortization ...............              10,878                4,323                3,378
   Provision for doubtful accounts .............                 919                1,154                  538
   Costs of abandoned acquisitions .............               1,692                   --                   --
                                                        ------------         ------------         ------------
         Total operating expenses ..............              39,063               25,687               20,268
                                                        ------------         ------------         ------------

Operating (loss) income ........................              (7,904)                 745                  421

Interest expense, net ..........................              (3,004)                  --                   --
Gain on sale of equipment ......................                  29                   --                   --
                                                        ------------         ------------         ------------

(Loss) Income before income taxes and
   extraordinary item ..........................             (10,879)                 745                  421

Provision for income taxes .....................                  --                 (296)                (168)
                                                        ------------         ------------         ------------

Income before extraordinary item ...............             (10,879)                 449                  253

Extraordinary item, net of income taxes of $454                   --                  682                   --
                                                        ------------         ------------         ------------

NET (LOSS) INCOME ..............................        $    (10,879)        $      1,131         $        253
                                                        ============         ============         ============

NET LOSS PER COMMON SHARE:
      Basic and diluted ........................        $      ($.76)
                                                        ============

      Weighted average common shares outstanding          14,233,000
                                                        ============


The accompanying notes are an integral part of these financial statements.

                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                        Common Stock            Preferred Stock

                                                                                    ADDITIONAL
                                                                                     PAID-IN     ACCUMULATED
                                    SHARES        AMOUNTS      SHARES    AMOUNTS     CAPITAL       DEFICIT
                                    ------        -------      ------    -------    ----------   ----------

Balance as of January 1, 1998         99             $ --        --        $ --         $--         $ --
(date capitalized)

Issuance of shares to the
Founders of Aquis in
connection with  their              7,991              --        --          --          --           --
individual stock
subscriptions in January 1998

Value ascribed to the issuance
of shares to the Founders of
Aquis  In July 1998                 2,910              --        --          --           39          --

Value ascribed to the issuance
of shares in connection with
the   issuance of promissory        7,500              --        --          --          108          --
notes in July 1998

Value ascribed to the issuance
 of shares to one of the            2,000              --        --          (54)         54          --
 purchasers of preferred stock
 in November 1998

Value ascribed to the issuance
of shares to one of the note
holders in July 1998                1,500             --         --          --           20          --

Issuance of preferred stock           --              --      78,000       5,884         --           --

Net loss                              --              --         --          --          --          (296)

Notes received from
 stockholder in connection            --              --         --          --          --           --
 with the purchase of
 preferred stock
                                 ------------- -------------- --------- -----------  ----------  -------------
Balance as of December 31, 1998   22,0000             --      78,000       5,830         221         (296)

Recapitalization completed in
connection with the merger
with Paging Partners March 31,    15,199,000         152     (78,000)     (5,830)     11,313          --
1999

Shares issued in SunStar           1,150,000          12         --          --        1,550          --
acquisition

Reduction of note due from
stockholder in connection with
settlement of claim

Shares issued to Directors on
December 15, 1999                    180,000           2         --          --          111          --

Net loss                              --             --          --          --          --       (10,879)
                                 ------------- -------------- --------- -----------  ----------  -------------
Balance as of December 31, 1999   16,551,000        166          --         --        13,195      (11,175)
                                 ============= ============== ========= ===========  ==========  =============

                                       NOTES         TOTAL
                                     RECEIVABLE-  STOCKHOLDERS
                                    STOCKHOLDER      EQUITY
                                    ------------  ------------

Balance as of January 1, 1998           $ --          $ --
(date capitalized)

Issuance of shares to the
Founders of Aquis in
connection with  their                    --            --
individual stock
subscriptions in January 1998

Value ascribed to the issuance
of shares to the Founders of
Aquis  In July 1998                       --             39

Value ascribed to the issuance
of shares in connection with
the   issuance of promissory              --            108
notes in July 1998

Value ascribed to the issuance
 of shares to one of the                  --             --
 purchasers of preferred stock
 in November 1998

Value ascribed to the issuance
of shares to one of the note
holders in July 1998                      --              20

Issuance of preferred stock               --           5,884

Net loss                                  --            (296)

Notes received from
 stockholder in connection              (240)           (240)
 with the purchase of
 preferred stock
                                      ------------ -------------
Balance as of December 31, 1998         (240)          5,515

Recapitalization completed in
connection with the merger
with Paging Partners March 31,            --           5,635
1999

Shares issued in SunStar                  --           1,562
acquisition

Reduction of note due from
stockholder in connection with                           115
settlement of claim                      115

Shares issued to Directors on
December 15, 1999                         --             113

Net loss                                  --         (10,879)
                                      ------------   ---------
Balance as of December 31, 1999         (125)          2,061
                                      ============   =========

The accompanying notes are an integral part of these financial statements.

                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                             1999             1998               1997
                                                                             ----             ----               ----
                                                                                           PREDECESSOR       PREDECESSOR
Cash flows from operating activities:

 Net (loss) income ....................................................     $(10,879)       $  1,131        $    253
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Gain on sale of business ...........................................           --          (1,136)             --
   Depreciation and amortization ......................................       10,878           4,323           3,378
   Costs of abandoned business combinations ...........................        1,692              --              --
   Amortization of deferred financing costs ...........................          141              --              --
   Stock-based compensation ...........................................          113              --              --
   Reduction of note due from stockholder .............................          115              --              --
   Deferred income taxes ..............................................           --            (590)           (552)
   Provision for doubtful accounts ....................................          919           1,154             538
   Provision for inventory obsolescence ...............................           --            (136)            316
   (Gain) loss on sale of property and equipment ......................          (29)            232              49
 Changes in operating assets and liabilities, before effects of business acquisitions:
   Accounts receivable ................................................       (3,479)         (1,238)           (699)
   Due from affiliates for trade ......................................           --          (1,821)           (793)
   Inventory ..........................................................         (135)           (394)          1,416
   Prepaid expenses and other current assets ..........................           15            (543)             (5)
   Other assets .......................................................           --              --               7
   Accounts payable and accrued expenses ..............................        5,579           1,160             (11)
   Income taxes payable ...............................................           --             848             247
   Intercompany payable ...............................................           --            (569)           (581)
   Deferred revenues and customer deposits ............................         (287)             35            (186)
                                                                            --------        --------        --------
   Net cash provided by operating activities ..........................        4,643           2,456           3,377
                                                                            --------        --------        --------

The accompanying notes are an integral part of these financial statements.

                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, CONTINUED)

                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
                                                               1999                1998              1997
                                                               ----                ----              ----
                                                                                PREDECESSOR       PREDECESSOR

Cash flows from investing activities:
   Business acquisitions ...........................         (18,940)                 --                  --
   Acquisition of property, equipment and licenses .          (2,275)             (4,217)             (4,930)
   Deferred business acquisition costs .............          (2,230)                 --                  --
   Acquisition escrow deposits .....................            (200)                 --                  --
   Sale of property and equipment ..................             345                 236                 200
                                                            --------            --------            --------
      Net cash used by investing activities ........         (23,300)             (3,981)             (4,730)
                                                            --------            --------            --------

Cash flows from financing activities:
   Issuance of long term debt ......................          26,615                  --                  --
   Repayment of notes payable to stockholders ......            (520)                 --                  --
   Repayment of notes payable ......................          (4,150)                 --                  --
   Repayment of long term debt .....................            (144)                 --                  --
   Repayment of capital lease obligation ...........          (1,506)                 --                  --
   Deferred financing costs ........................            (665)                 --                  --
   Due to affiliates ...............................              --               1,564               1,339
                                                            --------            --------            --------
      Net cash provided by financing activities ....          19,630               1,564               1,339
                                                            --------            --------            --------

Net increase (decrease) in cash and cash equivalents             973                  39                 (14)

Cash and cash equivalents - beginning of year ......              --                  31                  45
                                                            --------            --------            --------

Cash and cash equivalents - end of year ............        $    973            $     70            $     31
                                                            ========            ========            ========

The accompanying notes are an integral part of these financial statements.

                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

1.       ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

Aquis Communications Group, Inc. (the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it operates two regional paging systems providing one-way wireless alpha and numeric messaging services in portions of thirteen states principally in the Northeast and Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company has recently entered the Midwestern region through a purchase of certain assets completed on January 31, 2000, the Company has expanded its geographical reach to six additional states in the mid-west. The Company, resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements, and sells internet access services through a wholly-owned subsidiary. Its customers include individuals, businesses, government agencies, hospitals and resellers.

On March 31, 1999, a wholly owned subsidiary of Paging Partners Corporation ("Paging Partners"), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). The historical financial statements prior to March 31, 1999, are those of ACI. ACI had no operating activities prior to the acquisition of BAPCO on December 31, 1998. The statements of operations and of cash flows for the years ended December 31, 1998 and 1997 represent the financial statements of the Predecessor Company for such periods. The Predecessor Company financial statements include allocations of certain Bell Atlantic Corporation ("Bell Atlantic") revenues and expenses. Management believes that these allocations are reasonable. However, the revenues and expenses allocated are not necessarily indicative of the revenues and expenses that would have been earned or incurred if the Predecessor Company had performed or procured these functions as a separate entity.

On June 15, 1999, a wholly-owned subsidiary of the Company entered into a stock purchase agreement with SunStar Communications, Inc. in a transaction that was accounted for as a purchase.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the merger with Paging Partners, as well as the acquisition of SunStar Communications, Inc., and the acquisition of the net assets of Bell Atlantic Paging, Inc. ("BAPCO" or the "Predecessor Company") on December 31, 1998. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company's principal source of liquidity at December 31, 1999 included cash and cash equivalents of about $1,000 and its ability to generate cash from operations, which totaled $4,643 during 1999. The Company believes that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements through at least the end of 2000. However, if cash from operations is not sufficient to fund the planned growth of the core business and the internet business or if the Company experiences further deterioration of its average revenue per unit ("ARPU") or if certain contingencies are resolved unfavorably, the Company is prepared to implement an alternative business plan (the "Alternative Plan"). The Alternative Plan calls for the sale of the internet subsidiary and other assets and for a reduction of planned marketing expenditures and capital expenditures. Cash requirements of the paging business may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of available resources or as a result of an increased rate of attrition of the customer base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   REVENUE RECOGNITION:

Paging service revenues include airtime for paging services, rental fees for leased paging equipment, and various other fees for such enhanced features as alpha dispatch services, loss protection and maintenance, and voice mail. These revenues are recognized as the services are performed or ratably over time in the case of rental fees. Revenues related to pre-billed services are deferred until earned. Equipment revenue is recognized when the equipment is delivered to the customer.

     USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities. These estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such reported amounts as the allowance for doubtful accounts, allowances for asset obsolescence or impairment, the tax benefit valuation allowance, and useful lives of fixed assets or amortization periods for intangible assets. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

All highly liquid investments with an original maturity of 90 days or less are considered to be cash equivalents.

     INVENTORY

Inventory consists primarily of new pagers held for sale or lease. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

     PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, net of depreciation and amortization. The property and equipment acquired through merger or business combination is recorded at estimated fair value. Included are the Company's rental pagers, paging network assets, data processing equipment, office furniture and equipment, and leasehold improvements. These assets are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Costs to repair or maintain assets without adding to their lives or improving their value are expensed as incurred. Upon the sale or other disposal of property or equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the Company's results of operations.

     DEFERRED CHARGES

Certain costs directly related to pending business acquisitions are deferred until the acquisition is completed or abandoned. If completed, such costs are considered part of the cost to acquire the business. Costs associated with abandoned acquisition efforts are written off. Costs and fees related to financing activities are amortized over the term of the related loan.

     CAPITALIZED SOFTWARE

The cost to acquire computer software used in the Company's operations is capitalized and amortized over three years. Accumulated amortization totaled $45 at December 31, 1999.

     INCOME TAXES

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Accordingly, the balance sheet will reflect anticipated tax impacts of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. These temporary differences will reflect the difference between the basis in assets and liabilities as measured in the financial statements and as measured by tax laws using enacted tax rates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

Aquis' financial instruments include cash and cash equivalents, accounts and notes receivable. The fair value of these instruments approximate their carrying values due to their short-term nature. Because the Company has floating rate debt, the carrying amount of long-term borrowings also approximates fair value.

     CONCENTRATION OF RISK

The Company utilizes one provider of nationwide paging services to fulfill the majority of its requirements for this service. Although there are a limited number of other nationwide carriers, Management believes that other carriers could provide similar services under comparable terms. However, a change in vendor or carrier could cause a delay in service provisioning or a possible loss of revenue, which could adversely effect operating results. The Company maintains its cash and cash equivalents in one commercial bank and one money market fund which invests primarily in high quality money market instruments, including securities issued by the US government. No single customer is large enough to present a significant financial risk to Aquis.

     ADVERTISING COSTS

Costs associated with advertising in Yellow Pages or similar directories are amortized ratably over the periods during which the directories are in current circulation. Other costs for such items as direct mail ads or promotional items are expensed as incurred. Total advertising expenses totaled $118, $71, and $82 in 1999, 1998 and 1997, respectively.

     LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset.

     STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards issued to non-employees. Compensation costs charged against earnings totaled $127 in 1999. Further, Aquis has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     RECENT ACCOUNTING PRONOUNCEMENT

In December, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", amended in March, 2000, which provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB 101 in the second quarter of 2000 and believes that adoption will not have a significant effect on its consolidated results of operations or its financial position.

     RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. MERGER AND RECAPITALIZATION:

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

The aggregate purchase price of $6,124, which includes transaction costs, has been allocated to the net assets acquired based upon their estimated fair market values. The purchase price was determined by using the average quoted stock price of Paging Partners a few days before and after the date of the Merger. The assets and liabilities recorded in connection with the purchase price allocation are based on estimated fair value. Intangible assets of approximately $5,038 (principally customer lists and FCC licenses are being amortized over three to ten years on a straight-line basis.

  The following unaudited pro forma information presents a summary of the results of operations as if the Paging Partners merger occurred on January 1, 1998.



PREDECESSOR                         COMPANY        COMPANY
-----------                       ------------    ----------
                                    FOR THE YEARS ENDED
                                        DECEMBER 31,
                                     1999            1998
                                  ------------    ----------

Revenue                            $ 33,433        $ 36,334
Net loss                           $(11,309)       $ (7,427)

Net loss per common share          $  (0.72)

The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 1998.

4. PREDECESSOR COMPANY ACQUISITION:

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

Subsequent to the acquisition and during the quarter ended June 30, 1999, Bell Atlantic and ACI completed negotiations and settled certain post-closing disputes. These negotiations pertained to the reimbursement to BAPCO and assumption by ACI of certain liabilities in excess of amounts originally acknowledged by ACI, and resulted in ACI's assumption of certain additional current liabilities. On June 30, 1999, the Company paid the settlement amount in full and, in addition, exercised its negotiated right to prepay the outstanding balance of the purchase price at a significantly discounted amount. Funding for retirement of this debt was provided through the credit facility described in note 11. This settlement did not have a material effect on the Company's financial position or the results of its operations or cash flows.

5. MERGERS AND ACQUISITIONS:

   SUNSTAR COMMUNICATIONS, INC.:

On June 15, 1999, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement") with SunStar Communications, Inc. ("SunStar"), an Arizona corporation and SunStar One, LLC., an Arizona limited liability company. SunStar sells secure internet services over an intelligent private network, provides dial-up internet access services to corporate and individual subscribers and can provide enhanced security standards for user authentication. Total consideration paid for all of the outstanding stock of SunStar was $275 cash and 1,150,000 shares of the Company's common stock. The aggregate purchase price, including transaction costs, has been allocated to the net assets acquired based on their estimated fair market values. Intangible assets of approximately $2,066 are being amortized on a straight-line basis over three to 10 years.

6. BUSINESS DEVELOPMENTS:

   SOURCEONE WIRELESS:

On January 31, 2000, the Company completed the acquisition of certain assets of SouceOne Wireless, a facilities-based provider of one-way paging services to subscribers in certain Midwestern states. Previously, on August 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") and Agreement Pending Purchase Closing (the "Agreement") with SourceOne Wireless, Inc. and two of its affiliates ("SOWI"). SOWI and its affiliates filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court in the Northern District of Illinois between April 29 and July 2, 1999. Pursuant to the Agreement, the Company managed the day-to-day operations of certain SOWI businesses pending the closing of the associated Purchase Agreement. This closing was subject to various approvals, including that of the Bankruptcy Court and the FCC. During the management period, a reduction of the purchase price was negotiated, and resulted in a reduced price of $2,250 in cash and 15,000 shares of the Company's 7.5% cumulative preferred stock valued at $1,500. Acquisition costs totaling about $502 were deferred at December 31, 1999, and will be treated as a cost of the assets acquired on January 31, 2000. Costs to acquire the assets of SourceOne Wireless were capitalized at December 31, 1999, including an escrow deposit of $200, since this transaction was closed on January 31, 2000.

The Company had entered into various negotiations and agreements related to potential value-driven acquisitions or mergers in 1999 with candidates including ABC Paging, Inc, Francis Communications Texas, Inc. Intelispan, Inc., COMAV Corporation, SourceOne Wireless, Inc. and related entities holding economic interests in these entities. Several of these negotiations were terminated as the business development requirements or the underlying businesses of the potential acquiree and the Company changed during the course of the discussions. Acquisition costs and deposits totaling $1,692 related to uncompleted transactions were charged against earnings in 1999.

7. PROPERTY AND EQUIPMENT:

As of December 31, 1999 and 1998, property and equipment consists of the following:

                                                                DECEMBER 31,
                                                                ------------
                                                            1999            1998
                                                            ----            ----

Rental pagers (3 years) ..........................          $ 7,605          $ 4,847
Paging network equipment (7 years) ...............            8,082            4,441
Data processing equipment (2-5 years) ............            1,096              508
Furniture, fixtures and office equipment (5 years)              326               --
Leasehold improvements (various) .................              435              311
Other ............................................               17               --
                                                            -------          -------
                                                             17,561           10,107
         Less accumulated depreciation ...........            7,100               --
                                                            -------          -------
                                                            $10,461         $ 10,107
                                                            =======         ========

8.       INTANGIBLE ASSETS:

Intangible assets consist of the following as of December 31, 1999 and 1998:

                                                          DECEMBER 31,
                                                          ------------
                                                      1999           1998
                                                      ----           ----

FCC licenses and State certificates (10 years)        $15,854        $12,238
Customer lists (3 years) .....................          5,681          4,511
Goodwill (10 years) ..........................          1,996             --
                                                      -------        -------
                                                       23,531         16,749
         Less accumulated amortization .......          3,439             --
                                                      -------        -------
                                                      $20,092        $16,749
                                                      =======        =======


9.       DEFERRED CHARGES:

At December 31, 1999 and 1998, deferred charges consisted of the following:

                                               DECEMBER 31,
                                               ------------
                                            1999         1998
                                            ----         ----

Deferred financing costs ...........        $  633        $  110
Deferred acquisition costs .........           502           220
Unamortized software and other costs           230            --
                                            ------        ------
                                            $1,365        $  330
                                            ======        ======


10.      COMMITMENTS AND CONTINGENCIES:

The Company leases facilities and equipment used in its operations. Many lease agreements include renewal options with Consumer Price Index related rent escalations. At December 31, 1999, the aggregate future minimum rental commitments under non-cancelable operating leases were as follows:

         YEARS
         -----
         2000................................    $        2,013
         2001................................             1,137
         2002................................               780
         2003................................               352
         2004................................               152
         Thereafter..........................                97
                                                 --------------

                                                        $ 4,531
                                                 ==============

Rent expense was $2,874, $551 and $515 for 1999, 1998, and 1997, respectively.

Pursuant to a certain obligation assumed through the Paging Partners merger, the Company is committed to a significant supplier of telephony services for a minimum annual usage and services volume valued at $240. Thereunder, and subject to attainment of the minimum volume, the Company receives certain significant discount pricing from this provider. The Company has historically exceeded, and is currently exceeding, that minimum commitment level. Commitments under this contract expire during the third quarter of 2000.

The Company has also provisioned some of its communications circuits and other facilities from another provider. Under terms of this agreement, the Company has obtained certain volume pricing discounts in exchange for an agreement to utilize these facilities for a minimum period of three years beginning on December 31, 1998. Monthly fees incurred under this agreement totaled about $48 as of December 31, 1999.

Various legal proceedings, claims and investigations related to services, contracts and other matters are pending against the Company. The most significant of these are discussed below:

     FRANCIS COMMUNICATIONS

The Company has retained local counsel in Texas to represent it in a suit brought by Francis Communications Texas, Inc. and related interests ("Francis") in the U.S. District Court for the Western District of Texas. Francis alleges a breach of agreement to purchase its radio paging business and is seeking the original purchase price of $4,000 and additional monetary relief. Aquis terminated this agreement due to the failure of Francis to comply with certain conditions precedent to closing. Discovery is proceeding at this time. The Company believes that its termination of this agreement was within the terms of the purchase agreement and that the allegations made by Francis are without merit. Management does not expect the outcome of this lawsuit to have a material effect on its results of operations, cash flows or financial position.

     FONE ZONE COMMUNICATION CORP

On February 18, 2000, Fone Zone Communication Corp. ("Fone") filed a lawsuit in the Supreme Court of the State of New York in Queens County. Aquis, on March 23, 2000, had the venue of this action moved to the U.S. District Court for the Eastern District of New York. Fone, a former reseller of Aquis paging services and of the service of Paging Partners before its merger with Aquis, is seeking $1,000 in alleged damages as a result of the termination of its service and solicitation of its customers by Aquis. The Company discontinued service to Fone as the result of Fone's severe delinquency and ultimate failure to pay for such services. Management believes it will be able to recover the fully-reserved unpaid charges from Fone through its counterclaim and that the claims initiated by Fone are without sufficient grounds to support its claims. Management does not expect the outcome of this lawsuit to have a material effect on its results of operations, cash flows or financial position.

     ARBITRATION OF EMPLOYMENT AND OTHER CLAIMS

On December 23, 1999, the Company's former President, who was also a Director and a Founder of the Company, filed for arbitration under the Rules of the American Arbitration Association. This former officer's claims were related to an alleged breach of an employment agreement, to wrongful discharge and to wrongful termination of health and welfare benefits including incentive stock options. A claim was filed for an amount to be proven at trial but in no event less than $1,762 plus compensatory and punitive damages. On April 4, 2000, the parties settled these claims before this matter proceeded to arbitration. Accordingly, Aquis has agreed provide this individual a payment of $25, a credit of $75 against his existing indebtedness to the Company, shares of the Company's common stock valued at $400, forgiveness of $115 of a note receivable from him, and agreed to replace 55,000 of the 485,000 options previously held by him, valued at $127. The Company continues to hold the balance of the note receivable in the reduced amount of $125, which is expected to be paid in full , net of applicable credits, during 2000. Accordingly, $742 has been charges against earning in the accompanying financial statements the period ended December 31, 1999.

11. LONG-TERM DEBT:

On October 23, 1998, ACI entered into a five-year term loan agreement (the "Senior Loan Agreement") with FINOVA Capital Corporation ("FINOVA") which provides a $30,000 credit facility. The FINOVA loan has a term of five years, and requires graduated increasing quarterly principal repayments ranging from
 .5% to 3.5% of outstanding principal beginning on July 1, 2000, with the balance due on December 31, 2003. The loan bears interest at a rate based on Citibank, N.A.'s corporate base rate plus 175 basis points. The Company may also elect to have interest on a part of the FINOVA loan based on a London Inter-Bank Official Overnight Rate plus 450 basis points. This term loan is collateralized by all of the Company's assets, presently owned and acquired subsequently, and all issued and outstanding equity interests in the Company's operating subsidiaries. The loan agreement also contains various covenants, including restrictions on capital expenditures and compliance with certain financial ratios. At December 31, 1999, the Company was not in compliance with certain ratios under this loan agreement.

In November 1999, in connection with the termination of negotiations related to various potential mergers, costs that were previously capitalized have been written off in 1999. During the third quarter of 1999, FINOVA modified certain financial covenants contained in the loan agreement to exclude the costs written off in connection with these abandoned business acquisitions and other specified charges when computing "Net Income" as defined in the amended loan agreement.

On January 26, 2000, the FINOVA loan was amended in connection with the SourceOne Wireless acquisition. The Company borrowed an additional $2,450 from FINOVA on January 31, 2000 to consummate the acquisition (the "SourceOne Portion"). The effect of the amendment was to limit the facility to the amount outstanding after the SourceOne transaction, or a total of $27,765, to modify certain financial ratios and to set the interest rate on the SourceOne Portion to Citibank, N.A.'s corporate base rate plus 400 basis points. Additionally, a prepayment of principal of $1,250 (the "Special Prepayment") was defined that is to be applied to the SourceOne Portion. If the Special Prepayment is not made by June 8, 2000, the interest rate on the balance of the loan, excluding the SourceOne Portion, increases to Citibank, N.A.'s corporate base rate plus 225 basis points. Similar increases are scheduled for July 8 and August 8, with a final increase to 375 basis points over that base rate if the payment is not made by September 8, 2000.

During the second quarter of 1999, the Company refinanced the capital lease obligations that were assumed as a result of the merger with Paging Partners. Terms of the new obligation (the "Installment Loan") include a principal amount of $1,300, a 60-month repayment schedule, an interest rate indexed to the yield for five year Treasury Notes, and is collateralized by the underlying equipment.

The balance outstanding at December 31, 1999 under borrowings of the Senior Debt Agreement was $25,315. The remaining balance of long term debt outstanding consisted principally of borrowings made pursuant to the Installment Loan. Principal maturities of the senior debt and the Installment Loan are as follows:


         2000..................................    $          508
         2001..................................             2,215
         2002..................................             3,447
         2003..................................            20,236
         2004..................................                65
                                                   --------------

                                                         $ 26,471
                                                   ==============

The Seller Note in the amount of $4,150 due as a result of the acquisition of the paging assets from BAPCO was settled and paid in full on June 30, 1999.

12. RELATED PARTY TRANSACTIONS:

The Company was provided with various investment banking services by a firm with which a certain member of the Board of Directors was affiliated. During 1999, fees incurred under this arrangement totaled approximately $411, of which $45 was payable at December 31, 1999.

The Company was also provided with legal services by a firm in which a member of the Board of Directors was a partner. During 1999, fees incurred under this arrangement totaled approximately $1,935, of which $1,052 was payable at December 31, 1999. In January, 2000, this outstanding amount was settled through cash payments totaling $205, the issuance of a note payable in the face amount of $350 payable in 20 equal monthly installments bearing interest at the rate of 8.5%, and the issuance of 275,000 shares of the Company's common stock valued at $380.

During 1999, Aquis received $500 from a limited liability company in which a minority member is a partnership whose managing partner is also a member of the Company's Board of Directors. These funds represent earnest money for a potential sale of one of the Company's subsidiaries. This advance has been included as a current liability in the accompanying balance sheet at December 31, 1999.

Three stockholders and members of the Board of Directors were each granted 60,000 shares of the Company's common stock on December 15, 1999 as compensation for interim management services rendered during the Company's search for a President and CEO in the later part of 1999. Based on the fair value of the Company's common stock on the date of grant, current year earnings were charged $112,500 for these services.

In 1998 and 1997, BAPCO was allocated certain costs from its parent organization for certain administrative, management and other services. These allocated costs were based on relative staff size or on relative revenues, and totaled $215 and $161, respectively. The management of BAPCO believes that these allocated costs were reasonable. However, the costs for the services provided are not necessarily indicative of the costs that would have been incurred if the services had been provided by unaffiliated entities.

Significant transactions with affiliates in 1998 and 1997 are summarized as follows:

                                                                                            1998                   1997
                                                                                            ----                   ----

         Revenues from affiliates..............................................        $    3,622             $    2,406
         Revenues from BAM as a reseller of BAPCO services.....................             2,724                  2,114
         Network charges.......................................................             3,933                  3,750
         Telecommunications expenses...........................................               194                    247
         Data processing charges...............................................               216                    181



13. NOTES PAYABLE TO STOCKHOLDERS:

On July 7, 1998, Aquis completed an offering in which it issued $750 face amount, 15% promissory notes due on December 31, 1998, and 7,500 shares of common stock at $1 per share to the note holders. Further, one of the note holders purchased 1,500 shares of common stock at par value ($.001). In addition to the $7 of cash proceeds received, a value of $121 was ascribed to the issuance of these shares and was recorded as an original issue discount on the notes payable, and amortized over the life of the notes. The proceeds from the offering were used for working capital , acquisitions, and general corporate purposes. In connection with the acquisition of BAPCO, these notes and related interest were paid on December 31, 1998 concurrent with the closing of the acquisition of BAPCO. Pursuant to the note agreements, as amended, a 10% premium on the promissory notes was also paid upon maturity and was recorded as additional interest over the life of the notes.

Concurrent with the repayment of these notes, Aquis issued an additional $520 of notes to stockholders for working capital purposes. Those notes provided interest at 15%, and were paid at the time of closing of the Paging Partners merger.

14. INCOME TAXES:

At December 31, 1999, the Company had Federal net operating loss carryforwards for tax purposes of approximately $13,000 that expire between 2009 and 2014. Approximately $8,550 of this total consists of pre-acquisition losses that are subject to restrictions imposed by Section 382 of the Internal Revenue Code that limit utilization of such carryforwards to about $300 annually. During the prior period, the income and expenses of the Predecessor Company were included in the consolidated Federal and certain combined state income tax returns of its parent and the prior year provisions for income taxes have been calculated on a separate return basis herein.

The provision for income taxes is summarized as follows:

                                          1999            1998            1997
                                          ----            ----            ----
Federal:

   Current .....................        $    --         $ 1,235         $   564
   Deferred (benefit), net .....         (3,756)           (647)           (433)
   Valuation allowance .........          3,756              --              --
                                        -------         -------         -------
      Total Federal ............             --             588             131
                                        -------         -------         -------

State:

   Current .....................        $    --         $   337         $   157
   Deferred (benefit), net .....           (898)           (179)           (120)
   Valuation allowance .........            898              --              --
                                        -------         -------         -------
      Total State ..............             --             158              37
                                        -------         -------         -------

Total provision for income taxes        $    --         $   746         $   168
                                        =======         =======         =======


Significant components of deferred tax assets and liabilities as of December 31, 1999 are as follows:

                                                                1999             1998
                                                                ----             ----
Deferred tax assets:

  Allowance for doubtful accounts ....................        $   396         $    --
  Seller note ........................................             --           1,646
  Depreciation .......................................            815              --
  Net operating loss carryforwards ...................          5,487              --
  Settlement reserve .................................            264              --
  Other - net ........................................             33              --
                                                              -------         -------
       Total deferred tax assets .....................          6,995           1,646
Deferred tax liabilities - amortization of intangibles         (1,029)             --
                                                              -------         -------
  Net deferred tax assets before valuation allowance .          5,966           1,646
  Valuation allowance ................................         (5,966)             --
                                                              -------         -------

Net deferred tax asset ...............................        $    --         $ 1,646
                                                              =======         =======

A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows:

                                                     1999            1998           1997
                                                    ------          ------         ------
Tax (benefit) at Federal statutory rate ......      (34.0)%          34.0%          34.0%
State income taxes, net of Federal tax benefit         --             6.0%           6.0%
Permanent differences ........................        0.4%             --              --
Valuation allowance ..........................       33.6%             --              --
                                                    ------          ------         ------

Effective tax rate ...........................         --            40.0%          40.0%
                                                    ======          ======         ======

As of December 31, 1999, the Company recorded no deferred tax asset. The future expected benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31, 1999. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

15. STOCK SUBSCRIPTIONS:

On January 30, 1998, Aquis entered into three stock subscription agreements with the Founders and issued 7,991 shares of common stock at par value. On July 7, 1998, the Founders purchased 2,910 additional shares at par value. Aquis recognized a compensation charge of $22 for 1,635 of the shares that were issued to an officer of Aquis. In addition, a value of $17 was ascribed to the 1,275 shares issued to the other two Founders and was netted against the proceeds from the issuance of the Series A Convertible Preferred Stock.

16. PREFERRED STOCK:

On October 16, 1998, the Board of Directors authorized up to 80,000 shares of preferred stock to be designated as Series A Convertible Preferred Stock ("Series A Preferred Stock") at $80 per share ("Original Issue Price"). Each holder of these shares shall be entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by each holder are convertible. Each share of Series A Preferred Stock may be converted at the election of the holder at any time into a number of shares of common stock determined by dividing the Original Issue Price by the Applicable Conversion Price ("Applicable Conversion Price"). The initial Applicable Conversion Price is $80 per share. Adjustments to the Applicable Conversion Price are based upon a formula noted in the Preferred Stock Purchase Agreement. A mandatory conversion of the Series A Preferred Stock into common stock may occur in the event of any one of the following circumstances: (1) the request of at least two-thirds of the holders of the outstanding Series A Preferred Stock, (2) the consummation of the Paging Partners transaction, or (3) the closing of the sale of shares of common stock in a public offering pursuant to the Securities Act of 1933, at a price in excess of 200% of the Applicable Conversion Price then in effect and resulting in at least $20,000 of gross proceeds to Aquis.

In the event of any voluntary or involuntary liquidation of Aquis, the holders of shares of Series A Preferred Stock shall be entitled to be paid out of the assets of Aquis available for distribution to its stockholders before any payment shall be made to the holders of common stock or any other series of stock. The holders of Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors of Aquis, a dividend (the "Accruing Dividend") at the annual rate of 8% of the Original Issue Price (appropriately adjusted in the event of any stock dividend, stock split or combination or similar recapitalization). The Accruing Dividend will accrue, whether or not earned or declared, on each issued and outstanding share of Series A Preferred Stock and shall be cumulative.

On November 6, 1998, Aquis approved the sale and issuance of 78,000 shares of its series A Preferred Stock at a purchase price of $80 per share. An individual who purchased shares of the Series A Preferred Stock also was issued 2,000 shares of common stock, and a value of $54 was ascribed to these shares and was netted against the proceeds from the issuance of the Series A Preferred Stock. As part of a purchase of a portion of the Series A Preferred Stock, an officer of the Company signed a note for $240 that was to be repaid in four equal annual installments commencing on May 15, 2000. The note provided interest at a rate of 8%, and all interest was due with the final payment on May 15, 2003. On April 4, 2000, in connection with the settlement of certain claims made by this officer in relation to the end of his relationship with the Company, an agreement was reached under which the face amount of this $240 note was reduced to $125.

17. STOCK OPTIONS:

Through the merger with Paging Partners, the Company has a stock option plan (the "Plan") as amended, pursuant to which options to purchase shares of the Company's common stock, intended to qualify as "incentive stock options". These options may be granted to employees, directors of the Company and independent contractors providing services to the Company. A total of 1,500,000 shares of common stock had been reserved for issuance under the amended Plan. Options are exercisable for terms of six months to ten years from the date granted. Details are as follows (shares and prices are stated at original amounts before effect of the share conversion effected through the merger):

                                  NUMBER                      OPTION
                                 OF SHARES                  PRICE RANGE
                                 ---------                  -----------
1997

Outstanding, January 1 .           260,600               $ 1.38 - 6.25
Granted ................           128,500               $ 0.88 - 1.38
Exercised ..............           (10,000)              $ 0.88
Cancelled ..............           (37,150)              $ 1.38 - 6.25
                                ------------
Outstanding, December 31           341,950               $ 0.88 - 6.25
                                                         -------------
Exercisable, December 31           254,050               $ 0.88 - 6.25
                                                         -------------

1998

Outstanding, January 1 .           341,950               $ 0.88 - 6.25
Granted ................           216,100               $ 1.38 - 4.38
Exercised ..............           (25,750)              $ 0.88 - 1.00
Cancelled ..............          (180,150)              $ 0.88 - 6.25
                                ------------
Outstanding, December 31           352,150               $ 0.88 - 4.19
                                ------------
Exercisable, December 31           342,150               $ 0.88 - 4.19
                                ------------

1999

Outstanding, January 1 .           352,150               $ 0.88 - 4.19
Granted ................         1,209,946               $ 1.00 - 1.38
Exercised ..............            (2,500)              $ 0.88
Cancelled ..............          (523,683)              $ 0.88 - 1.38
                                ------------
Outstanding, December 31         1,035,913               $ 0.88 - 4.19
                                ------------
Exercisable, December 31           460,150               $ 0.88 - 4.19
                                ------------

In consideration of the merger, exercisable options as of December 31, 1998 include options that actually become exercisable on February 13, 1999 and options that become exercisable upon a change in control.

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," Aquis has elected to apply APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted. Accordingly, no compensation cost has been recognized for the grant of these options in the accompanying financial statements.

The weighted average fair value of options granted in 1998 was $0 per share. The fair value is based on the minimum value method with the following assumptions: the price of the stock at the time of grant, risk free interest rates ranging from 4.57% to 5.81%, no dividend yield, and a weighted average expected life of the options of nine to ten years. Had compensation cost been determined on the basis of FASB Statement No. 123, net loss and loss per share would have been reduced as follows:

                                    1999
                                    ----
Net Loss:
As reported ..............     $  (10,879)
Pro forma ................     $  (11,679)
Net Loss per Common Share:
As reported ..............     $    (0.76)
Pro Forma ................     $    (0.82)


In connection with the employment of its President and CEO, and pursuant to his employment agreement dated January 4, 2000, the Company issued an option to purchase 900,000 shares of the Company's common stock. The option vests ratably on, or around, June 30, 2000, January 2, 2002 and January 2, 2003. The exercise price of the options is $0.75 for the shares initially vested, and is set at the closing price of the common stock on January 2, 2001 and January 2, 2002 for the two subsequently vested entitlements. As of December 31, 1999, none of the options were vested.

18. NET LOSS PER COMMON SHARE:

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

19. SUPPLEMENTAL CASH FLOW DATA:

The tables below provides supplemental information to the consolidated statements of cash flows:

                                          1999        1998             1997
                                         ---------------------------------------

Cash paid for interest                   $ 2,586       $     -            $   -

Cash paid for taxes                                    $   570            $ 492
Note receivable accepted as partial                    $ 4,150
consideration
Receivable from affiliate                              $ 4,835
Receivable from Aquis                                  $ 4,565


         BUSINESS ACQUISITIONS

In 1999, the Company used cash of $18,940 for business acquisitions in connection with the final cash payment made for the December 31,1998 BAPCO assets purchase and for Paging Partners and SunStar transactions:

BAPCO acquisition

       Purchase price                                        $  29,200
       Transaction costs                                       (1,149)
       Note issued to Bell Atlantic Mobile                     (4,150)
       Cash paid at closing                                    (5,366)
                                                        ---------------

Net cash paid during  1999                              $       18,535
                                                         =============


Paging Partners and SunStar Acquisition

       Fair value of assets acquired                         $  11,420
       Liabilities assumed                                     (3,262)
       Exchange of common stock                                (7,197)
       Accrued transaction costs                                 (386)
                                                        ---------------

        Cash paid                                                  575
        Less: cash acquired                                        170

                                                        ---------------

Net Cash paid during 1999                                $         405
                                                          =============

20. QUARTERLY FINANCIAL RESULTS (UNAUDITED):

Quarterly financial information for the years ended December 31, 1999 and 1998 is summarized below:

                                                         FIRST       SECOND          THIRD          FOURTH
                                                        QUARTER      QUARTER        QUARTER         QUARTER
                                                        -------      -------        -------         -------
Year ended December 31, 1999:

Total revenues ...................................     $ 6,294      $ 8,056        $ 8,717          $ 8,092
Operating loss ...................................        (413)      (1,145)        (1,970)          (4,376) (a)
Net loss .........................................      (1,342)      (1,790)        (2,702)          (5,045)
Net loss per share (basic and diluted) ...........       (0.15)       (0.12)         (0.17)           (0.31)


Year ended December 31, 1998, Predecessor Company:

Total revenues ...................................     $ 6,143      $ 6,636        $ 6,925          $ 6,728
Operating income (loss) ..........................         207          254            364              (80)
Net income (loss) ................................         125           87            137              782

(a) Operating loss for the fourth quarter of 1999 includes a non-recurring charge of $1,692 for costs incurred in connection with certain abandoned business acquisitions. The loss also includes the costs incurred to settle a dispute with a former officer of the Company in the amount of $742.

21. VALUATION AND QUALIFYING ACCOUNTS:

All information for 1999 is that of the Company, as is the balance at the end of 1998. All other information is that of the Predecessor Company.

                                                        ADDITIONS
                                          BALANCE AT   CHARGED TO     DEDUCTIONS      BALANCE AT
                                           BEGINNING    COSTS AND      AND OTHER          END
                                            OF YEAR     EXPENSES      ADJUSTMENTS       OF YEAR
                                          ----------   ----------     -----------     ----------
Allowance for doubtful accounts:

    1997 ............................     $   386       $   538        $   620         $   304
    1998 ............................         304         1,154            968             490
    1999 ............................         490           919            470             939

Allowance for inventory obsolescence:

    1997 ............................     $     5       $   316        $    --         $   321
    1998 ............................         321          (136)            --             185
    1999 ............................         185            --            185              --

22. SUBSEQUENT EVENTS:

On April 10, 2000, Aquis entered into an agreement to obtain a $2 million bridge loan as interim funding pending completion of additional prospective financing. The debt is subordinate to the Company's senior debt and is unsecured. This agreement provides for an interest rate of 11%, a scheduled maturity date in September, 2001 and also provides for interest to accrue until the earlier of its maturity date or conversion. At the lender's election not earlier than 120 days from the date of funding, this loan is convertible into the Company's common stock at 90% of the then-current market value. At the Company's election, the loan is redeemable at 105% of face value if such election is made within the initial 90 days subsequent to funding, or at 110% of face value if redemption is elected within 91 to 118 days, or, if elected thereafter, at 115% of face value. Proceeds from this loan will be used to make the Special Prepayment of $1,250 to

FINOVA. The proceeds were used to pay certain fees incurred in connection with the FINOVA loan modifications arranged during 2000, to pay certain costs incurred in connection with this bridge loan, and the balance will provide about $400 to be used for general corporate purposes.

At December 31, 1999, the Company was not in compliance with a covenant in the FINOVA Senior Loan. On April 12, 2000, FINOVA waived the non-compliance and amended the loan agreement to redefine certain financial ratios specified in the loan covenants for future periods and to ensure that the Special Payment of $1.250 was paid before April 15, 2000.