Form 10-K/A
period 1999-12-31
AQUIS COMMUNICATIONS GROUP INC
filed 2000-04-28
CIK 920854

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

                               Title of Each Class
                                       None

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.


     Summary of Amendment

     The purpose of this amendment is to include the information required under
Part III, Items 10-13, of the Annual Report Form 10-K for the Aquis Communications Group, Inc. (the "Company") period ended December 31, 1999.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     DIRECTORS

     The following is a brief description of the business experience of each of the members of the Board of Directors.

     PATRICK M. EGAN has been the Chairman of the Board of the Company since 1999. Mr. Egan has also been the Chairman of the Board and Chief Executive Officer of Select Security, an electronic security services company, since November 1997. For approximately 27 years prior thereto, Mr. Egan acted as the President of the Commonwealth Security Systems, Inc., a major provider of electronic security services in the mid-Atlantic region.

     MICHAEL SALERNO has been the Managing Director of Select Capital Corporation, an investment management and private equity investment firm, since July 1996. From June 1995 to July 1996, he was the Chief Financial Officer of American Future Systems, a privately held publishing company. From November 1989 to June 1995, Mr. Salerno was an officer and director of the predecessor to Select Capital Corporation. Prior thereto, he was the President of MT&T Capital, the venture capital and investment banking subsidiary of MT&T Bank Corp., a large regional bank holding company.

     ROBERT DAVIDOFF has served as a director of the Company since its organization in February 1994. He is currently serving as Managing Director of Carl Marks & Co., Inc., an investment banking firm, where he has been employed since June 1950. He is also a general partner of CMNY Capital, L.P., an investment company founded in March 1962, general partner of CMNY Capital II, L.P., a small business investment company founded in June 1989, and chairman of CM Capital Corporation, an investment vehicle which he founded in March 1982, all of which are affiliated with Carl Marks & Co., Inc. Mr. Davidoff serves on the Board of Directors of Hubco Exploration, Inc., Marisa Christina Corporation and Rex Stores Corporation, all of which are publicly held corporations.

     JOHN B. FRIELING is the co-founder and has been the Managing Director of Deerfield Partners, LLC, an investment banking firm, since June 1997. From June 1985 through June 1997, he was a founding member and Vice President of Bariston Associates, Inc., a Boston-based merchant banking firm. Prior to joining Bariston Associates, he was an associate in the acquisitions department of Winthrop Financial Associates. Prior thereto, Mr. Frieling practiced corporate law specializing in mergers, acquisitions and leverage buyouts. He currently serves on the Boards of Directors of Touch Technology International, Inc., a Phoenix-based company that is a leader in transaction processing for smart card applications, and DC Fabricators, LLC, a New Jersey-based manufacturer of equipment for use in nuclear submarines.

     EXECUTIVE OFFICERS OF THE COMPANY

     The following is a brief description of the business experience of each of the executive officers of the Company who does not serve as a director of the Company.


NAME                           AGE      POSITION

Nick T. Catania                43       President and Chief Executive Officer of the Company

D. Brian Plunkett              43       Vice President and Chief Financial Officer of the Company

Brian M. Bobeck                32       Vice President - Engineering of the Company

David S. Laible                34       Vice President - Sales of the Company

Lynn Szafran                   52       Vice President - Operations of the Company

John Hobko                     54       Executive Vice President - Sales of Aquis Wireless
                                        Communications, Inc. and Aquis IP Communications, Inc.


     NICK T. CATANIA has been President and Chief Executive Officer of the Company since January 2000. From January 1995 to July 1998, Mr. Catania served as President of NationPage, Inc., an FCC licensed facilities-based wireless provider operating primarily in Eastern Pennsylvania and Central New York. From July 1998 to December 1999 Mr. Catania pursued personal interests, including travel throughout the world.

     D. BRIAN PLUNKETT served as the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of Aquis Communications, Inc. from January 1, 1999 until its merger with the Company, and as Vice President and Chief Financial Officer of the Company since that time. Prior thereto, he had been the Chief Financial Officer for NationPage, Inc., from January 1995. For more than ten years prior thereto, Mr. Plunkett was employed by PageAmerica Group, Inc., a publicly traded, FCC licensed facilities-based wireless provider where he served as Vice President of Finance and Principal Accounting Officer. Mr. Plunkett is a Certified Public Accountant.

     BRIAN M. BOBECK has been Vice President - Engineering, of the Company and its predecessor since January 1999. During 1998, Mr. Bobeck was Director of Technical Services for Vanguard Cellular. From 1996 to 1998, Mr. Bobeck was Director of Engineering for NationPage Inc. Prior thereto, Mr. Bobeck was Operations Manager for C-TEC Corporation, an independent local exchange carrier.

     DAVID S. LAIBLE has been Vice President - Sales of the Company and its predecessor since January 1999. From April 1996 to December 1998, Mr. Liable was Director of Sales for Bell Atlantic Paging. Prior thereto, Mr. Laible was Director - Indirect for Bell Atlantic Mobile.

     LYNN SZAFRAN has been Vice President - Operations of the Company and its predecessor since January 1999. Prior thereto, Ms. Szafran was Director ERN for TelAmerica Media, Inc. a direct response television advertising company.

     JOHN HOBKO has been Executive Vice President - Sales of Aquis Wireless Communications, Inc. and Aquis IP Communications, Inc., wholly-owned subsidiaries of the Company, since June 15, 1999. Prior to joining the Company, Mr. Hobko served from November 1997 through June 1999 as President and Chief Executive Officer of SunStar Communications, which was acquired by the Company in July 1999. Prior to his services at SunStar Communication, from January, 1996 through November, 1997 Mr. Hobko was a Senior Vice President for Sales and Marketing with Touch Technologies, a developer of smart cards and was President and Chief Executive Officer of CSA Inc., which was engaged in smart cards engineering and development, from September 1994 through November 1997.

ITEM 11.   EXECUTIVE COMPENSATION

     The following tables sets forth a summary of the compensation paid or accrued for the fiscal years ended December 31, 1999, 1998 and 1997 by the Company to or for the benefit of each person who served as chief executive officer during the fiscal year ended December 31, 1999 and the other executive officers of the Company whose cash compensation exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                 LONG TERM COMPENSATION
                                                            ---------------------------------------------------------
                                                                         AWARDS                         PAYOUTS
                                                            --------------------------------        -----------------
                                 ANNUAL COMPENSATION       RESTRICTED
                              -------------------------      STOCK                OPTIONS/          ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY     BONUS    AWARD(S)($)           SARS(#)        COMPENSATION(1)
---------------------------    ----     ------     -----   ------------           ---------        ----------------
JOHN X. ADILETTA(2)            1999    $222.922      -0-           -0-              75,000              $4,949
Former Chief Executive         1998         N/A      N/A           N/A                 N/A                 N/A
Officer                        1997         N/A      N/A           N/A                 N/A                 N/A

D. BRIAN PLUNKETT              1999    $141,667      -0-           -0-              50,000                 -0-
Chief Financial Officer        1998         N/A      N/A           N/A                 N/A                 N/A
                               1997         N/A      N/A           N/A                 N/A                 N/A

RICHARD J. GIACCHI(3)          1999    $129,647      -0-           -0-                 -0-                 -0-
Former President and Chief     1998    $171,000      -0-           -0-                 -0-                 -0-
Executive Officer              1997    $143,000      -0-           -0-                 -0-                 -0-


BRIAN M. BOBECK                1999    $111,458      -0-           -0-              53,500              $3,129
Vice President - Engineering   1998         N/A      N/A           N/A                 N/A                 N/A
                               1997         N/A      N/A           N/A                 N/A                 N/A

DAVID S. LAIBLE                1999    $111,577  $31,000           -0-              53,500              $3,977
Vice President - Sales         1998         N/A      N/A           N/A                 N/A                 N/A
                               1997         N/A      N/A           N/A                 N/A                 -0-

LYNN SZAFRAN                   1999    $ 92,500  $15,511           -0-              53,500              $2,551
Vice President - Operations    1998         N/A      N/A           N/A                 N/A                 N/A
                               1997         N/A      N/A           N/A)                N/A                 N/A

----------------------------
(1) Represents matching contributors to the Company's 401(k) plan.

(2) Mr. Adiletta served as President and Chief Executive Officer from March 31, 1999 until November, 1999. Mr. Adiletta brought an arbitration proceeding against the Company seeking additional payments under his employment agreement. The Company and Mr. Adiletta have resolved all issues related to Mr. Adiletta's claim pursuant to a Settlement Agreement dated as of April 4, 2000.

(3) Mr.Giacchi served as President and Chief Executive Officer until
    March 31, 1999. Does not include options to purchase 50,000 shares of Common Stock granted to Mr. Giacchi in settlement of claims under his employment agreement subsequent to his resignation as an officer of the Company.

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1999

     The following stock options were granted to the Named Executive Officers during the year ended December 31, 1999.



                   # of Securities  # of Total
                   Underlying       Options Granted                                       Grant Date
                   Options Granted  to Employees in   Exercise Price                     Present Value
Name               (#)              Fiscal Year (%)   Per Share ($/SH)  Expiration Date      ($)(4)
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
John X. Adiletta(5)      355,683            36.3%            1.125      January 4, 2009       364,200
-------------------------------------------------------------------------------------------------------
                          75,000             7.1%            1.375      August 31, 2009        93,375
-------------------------------------------------------------------------------------------------------
D. Brian Plunkett        266,762            25.2%            1.125      January 4, 2009       273,150
-------------------------------------------------------------------------------------------------------
                          50,000             4.7%            1.375      August 31, 2009        62,250
-------------------------------------------------------------------------------------------------------
Richard J. Giacchi         -                  -                 -                -               -
-------------------------------------------------------------------------------------------------------
Brian M. Bobeck           53,500               5%             1.00        May 4, 2009          48,850
-------------------------------------------------------------------------------------------------------
David S. Laible           53,500               5%             1.00        May 4, 2009          48,850
-------------------------------------------------------------------------------------------------------
Lynn Szafran              53,500               5%             1.00        May 4, 2009          48,850
-------------------------------------------------------------------------------------------------------

(4) The valuation method used was the Black-Scholes option pricing model.
    The calculations are based on the following factors as of the grant date:
    (i) the price of the stock on the date of grant, (ii) a risk-free interest rate ranging from 4.57% to 5.81% based on grant dates, (iii) no dividend yield, (iv) volatility of 100%, (v) a weighted average expected life of the options of nine to ten years, and (vi) no risk of forfeiture.

(5) The Options granted to Mr. Adiletta terminated upon the end of his service as President and Chief Executive Officer in November, 1999. Pursuant to a Settlement Agreement between the Company and Mr. Adiletta dated April 4, 2000, 55,000 of those options were reinstated at an exercise price of $1.12 per share.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND 1999 FISCAL YEAR-END OPTION VALUES

     The table below sets forth information relating to the exercise of options during the year ended December 31, 1999 by each Named Executive Officer and the year-end value of unexercised options.


---------------------------------------------------------------------------------------------------------------
                                                                                          Value of Unexercised
                                                           # of Securities Underlying     in-the-money Options at
                                                           Unexercised Options at         Fiscal Year End ($)
                   Shares Acquired                         Fiscal Year End                Exercisable/
Name               on Exercise (#)    Value Realized ($)   (#) Exercisable/               Unexercisable
                                                           Unexercisable
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
John X. Adiletta         None                None                 0/55,000               0/292,050
---------------------------------------------------------------------------------------------------------------
D. Brian Plunkett        None                None                0/316,762             0/1,669,256
---------------------------------------------------------------------------------------------------------------
Richard J. Giacchi       None                None                     -                      -
---------------------------------------------------------------------------------------------------------------
Brian M. Bobeck          None                None                 0/53,500                  0/
---------------------------------------------------------------------------------------------------------------
David S. Laible          None                None                 0/53,500                  0/
---------------------------------------------------------------------------------------------------------------
Lynn Szafran             None                None                 0/53,500                  0/
---------------------------------------------------------------------------------------------------------------

EMPLOYMENT ARRANGEMENTS

     Effective as of January 4, 2000, the Company entered into an employment agreement with Nick T. Catania to employ him as President and Chief Executive Officer of the Company, with annual base compensation of $200,000. In addition, Mr. Catania was granted ten-year stock options to purchase 900,000 shares of the Company's common stock, which vest over three years. Of the options, 300,000 are exercisable at $0.75 per share, 300,000 will be exercisable at the closing price on January 2, 2001, and the remainder will be exercisable at the closing price on January 2, 2002. In the event of a change in control in the Company, all options will immediately vest and will be exercisable at the average exercise prices of all previously vested options at the time of the change in control. The employment agreement is for a one-year term, with successive renewal periods of one-year unless terminated by either the Company or Mr. Catania at least 60 days prior to the scheduled expiration of the agreement.

     D. Brian Plunkett, the Company's Chief Financial Officer, entered into an employment Agreement with BAP Acquisition Corp. in November 1998, pursuant to which he receives a base salary of $125,000 (subject to a minimum upward adjustment of 5% annually). Mr. Plunkett is also eligible for such bonus compensation as may be determined by the Board of Directors from time to time. The employment agreement terminates on December 31, 2001. In conjunction with the execution of the Employment Agreement, Mr. Plunkett was awarded options to purchase BAP Acquisition Corp. common stock, which options, following the merger of BAP Acquisition Corp. into a subsidiary of Paging Partners Inc. in March, 1998, now represent the right to purchase 266,762 shares of the Company's common stock. The options vest over a three-year period from the date of the employment agreement.

     Effective as of June 15, 1999, Aquis Communications, Inc., a wholly-owned subsidiary of the Company, entered into an employment agreement with John Hobko to employ Mr. Hobko as Executive Vice President - Sales of Aquis Wireless Communications, Inc. with an annual base salary of $150,000. In addition, Mr. Hobko entered into a Stock Option and Restriction Agreement pursuant to which he was granted ten-year options to purchase 53,500 shares of the Company's common stock, which options vest over three years. The employment agreement is for a three-year term.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Company's Compensation Committee consists of Messers. Frieling and Salerno, each of which is an independent director of the Company. Except as set forth below, neither of these individuals had an "interlock" relationship to report during 1999. During 1999, the Company paid investment banking fees totaling $316,061 to Deerfield Capital, L.P. and Deerfield Partners, LLC. Mr. Frieling serves as managing director of Deerfield Partners, LLC, which in turn serves as general partner of Deerfield Capital, L.P.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of copies of forms filed pursuant to Section 16(a) of the Exchange Act, and written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements during the fiscal year ended December 31, 1999 applicable to the Company's officers, directors and ten percent (10%) stockholders were complied with in a timely fashion them, except for certain reports, which include: Messrs. Egan, Frieling and Salerno failed to timely file a Form 4 and a Form 5 in connection with the grant of stock and stock options to them in December 1999.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 12, 2000, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.


                                                                  Shares Owned      Percentage of
                                                                Beneficially and     Outstanding
Name  and Address                                                  of Record (1)         Shares
-----------------                                              ------------------- ----------------

Patrick M. Egan...........................................          1,145,722(2)         6.6%
c/o Select Security, Inc.
1706 Hempstead Road
Lancaster, PA 17601

Select Paging Investors, L.P. (2).........................          2,056,293           11.9%
4718 Old Gettysburg Road
Mechanicsburg, PA 17055

Michael Salerno...........................................          2,151,861(3)        12.5%
c/o Select Paging Investors, L.P.
4718 Old Gettysburg Road
Mechanicsburg, PA 17055

John B. Frieling (4)......................................          1,450,427            8.3%
c/o Deerfield Capital, L.P.
20 North Main Street, Suite 120
Sherborn, MA 01770

Deerfield Partners, LLC. (5)..............................          1,425,427            8.3%
20 North Main Street, Suite 120
Sherborn, MA 01770

Deerfield Capital, LP. (6)................................          1,086,703            6.4%
20 North Main Street, Suite 120
Sherborn, MA  01770

Robert Green..............................................          1,289,351            7.5%
c/o Robert Green Communications, Inc.
210 West Market Street
Pottsville, PA 17901

Robert Davidoff                                                       217,672(7)         1.3%
Carl Marks & Co., Inc.
135 East 57th Street
New York, New York 10022

Nick T. Catania...........................................             -- (8)               --
c/o Aquis Communications Group, Inc.
1719A Route 10, Suite 300
Parsippany, NJ 07054

D. Brian Plunkett.........................................        105,589 (9)                *
c/o Aquis Communications Group, Inc.
1719A Route 10, Suite 300
Parsippany, NJ 07054


                                                                  Shares Owned      Percentage of
                                                                Beneficially and     Outstanding
NAME AND ADDRESS                                                  of Record (1)         Shares
                                                               ------------------- ----------------

John Hobko                                                         55,000 (10)              *
c/o Aquis IP Communications, Inc.
5201 W. Kennedy Blvd., Suite 915
Tampa, FL  33609

Brian M. Bobeck...........................................         53,500 (11)            ---
c/o Aquis Communications Group, Inc.
1719A Route 10, Suite 300
Parsippany, NJ 07054

David S. Laible...........................................         53,500 (11)             ---
c/o Aquis Communications Group, Inc.
1719A Route 10, Suite 300
Parsippany, NJ 07054

Lynn Szafran..............................................         53,500 (11)               *
c/o Aquis Communications Group, Inc.
1719A Route 10, Suite 300
Parsippany, NJ 07054

All Directors and Officers as a group (10 persons)........      5,286,711                 30.2%

---------------------

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 17,856,878 shares of Common Stock outstanding as of April 12, 2000.

(2) Includes 25,000 shares of Common Stock issuable upon the exercise of vested options. Excludes the shares beneficially owned by Deerfield Partners LLC ("Deerfield Partners"), in which Mr. Egan has a 4% equity interest.

(3) Includes 95,568 shares held of record by Mr. Salerno and 25,000 shares of Common Stock issuable upon exercise of vested options. Mr. Salerno is the Managing Director of Select Capital, Inc., which is turn is the general partner of Select Paging Investors, L.P. Mr. Salerno disclaims beneficial ownership of the 2,056, 293 shares of Common Stock owned by Select Paging Investors, L.P.

(4) Includes 25,000 shares of Common Stock issuable upon exercise of vested options. Mr. Frieling is the Managing Director of Deerfield Partners, which in turn is the general partner of Deerfield Capital, L.P. ("Deerfield Capital" and together with Deerfield Partners, the "Deerfield Entities"). Deerfield Partners is the record holder of 282,303 shares and Deerfield Capital is the record holder of 780,280 shares. Also includes 362,844 shares owned by Sunstar One, L.L.C. which the Deerfield Entities have the right to acquire. Mr. Frieling disclaims any beneficial ownership of the shares of Common Stock owned by the Deerfield Entities.

(5) Includes 282,303 shares held of record by Deerfield Partners, LLC and 780,280 shares held of record by Deerfield Capital, L.P., of which Deerfield Partners LLC is general partner. Also includes 362,841 shares owned by Sunstar One, L.L.C. and which the Deerfield Entities have the right to acquire.

(6) Includes 780,280 shares held of record by Deerfield Capital, L.P. and 306,423 shares held of record by Sunstar One, L.L.C. which Deerfield Capital, L.P. has the right to acquire.

(7) Includes 75,088 shares held of record and 117,584 shares held of record by CMNY Capital II, L.P., an entity in which Mr. Davidoff is a partner. Mr. Davidoff disclaims beneficial ownership of the shares owned by CMNY Capital II, L.P. Also includes 25,000 issuable pursuant to options.

(8) Does not include options to purchase 900,000 shares of Common Stock which have not vested.

(9) Includes options to purchase 105,589 shares of Common Stock. Does not include options to purchase 211,173 shares of Common Stock which have not vested.

(10) Does not include 53,500 shares issuable pursuant to options which have not yet vested.

(11) Includes options to purchase 53,500 shares of Common Stock.

(*)  Less than 1%.

-----------------------

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Deerfield Capital, LP, of which Mr. Frieling is a principal, and Deerfield Partners, LLC, of which Mr. Frieling is Managing Director, provided investment banking services to the Company in connection with certain of its completed and proposed acquisitions. During 1999, Deerfield Capital and Deerfield Partners were paid a total of $316,061 in fees for such services.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2000

                                        AQUIS COMMUNICATIONS GROUP, INC.
                                       (Registrant)


                                        By: /s/ NICK T. CATANIA
                                            ------------------------------
                                               Nick T. Catania, President