Form 10-K/A
period 1999-12-31
AQUIS COMMUNICATIONS GROUP INC
filed 2000-05-01
CIK 920854

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

                               Title of Each Class
                                       None

     Summary of Amendment

     The purpose of this amendment is to adjust certain data provided in the tables entitled "Summary Compensation Table", "Option Grants in Year Ended December 31, 1999" and "Aggregated Opinion Exercise in Fiscal Year 1999 and 1999 Fiscal Year-End Option Values" required under Part III, Item 11, of the Annual Report Form 10-K for Aquis Communications Group, Inc. (the "Company") for the period ended December 31, 1999, which tables were filed with the Commission on April 28, 2000 on Amendment No. 1 to the Company's Annual Report on Form 10-K/A.

PART III

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

                           SUMMARY COMPENSATION TABLE


                                                                                 LONG TERM COMPENSATION
                                                            ---------------------------------------------------------
                                                                         AWARDS                         PAYOUTS
                                                            --------------------------------        -----------------
                                 ANNUAL COMPENSATION       RESTRICTED
                              -------------------------      STOCK                OPTIONS/          ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY     BONUS    AWARD(S)($)           SARS(#)        COMPENSATION(1)
---------------------------    ----     ------     -----   ------------           ---------        ----------------
JOHN X. ADILETTA(2)            1999    $222,922      -0-           -0-             430,683              $4,949
Former Chief Executive         1998         N/A      N/A           N/A                 N/A                 N/A
Officer                        1997         N/A      N/A           N/A                 N/A                 N/A

D. BRIAN PLUNKETT              1999    $141,667      -0-           -0-             316,762                 -0-
Chief Financial Officer        1998         N/A      N/A           N/A                 N/A                 N/A
                               1997         N/A      N/A           N/A                 N/A                 N/A

RICHARD J. GIACCHI(3)          1999    $129,647      -0-           -0-                 -0-                 -0-
Former President and Chief     1998    $171,000      -0-           -0-                 -0-                 -0-
Executive Officer              1997    $143,000      -0-           -0-                 -0-                 -0-


BRIAN M. BOBECK                1999    $111,458      -0-           -0-              53,500              $3,129
Vice President - Engineering   1998         N/A      N/A           N/A                 N/A                 N/A
                               1997         N/A      N/A           N/A                 N/A                 N/A

DAVID S. LAIBLE                1999    $111,577  $31,000           -0-              53,500              $3,977
Vice President - Sales         1998         N/A      N/A           N/A                 N/A                 N/A
                               1997         N/A      N/A           N/A                 N/A                 -0-

LYNN SZAFRAN                   1999    $ 92,500  $15,511           -0-              53,500              $2,551
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



                   # of Securities  # of Total
                   Underlying       Options Granted                                       Grant Date
                   Options Granted  to Employees in   Exercise Price                     Present Value
Name               (#)              Fiscal Year (%)   Per Share ($/SH)  Expiration Date      ($)(4)
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
John X. Adiletta(5)      355,683            33.6%            1.125      January 4, 2009       364,200
-------------------------------------------------------------------------------------------------------
                          75,000             7.1%            1.375      August 31, 2009        93,375
-------------------------------------------------------------------------------------------------------
D. Brian Plunkett        266,762            25.2%            1.125      January 4, 2009       273,150
-------------------------------------------------------------------------------------------------------
                          50,000             4.7%            1.375      August 31, 2009        62,250
-------------------------------------------------------------------------------------------------------
Richard J. Giacchi         -                  -                 -                -               -
-------------------------------------------------------------------------------------------------------
Brian M. Bobeck           53,500               5%             1.00        May 4, 2009          48,850
-------------------------------------------------------------------------------------------------------
David S. Laible           53,500               5%             1.00        May 4, 2009          48,850
-------------------------------------------------------------------------------------------------------
Lynn Szafran              53,500               5%             1.00        May 4, 2009          48,850
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
---------------------------------------------------------------------------------------------------------------
Brian M. Bobeck          None                None                 0/53,500               0/290,773
---------------------------------------------------------------------------------------------------------------
David S. Laible          None                None                 0/53,500               0/290,773
---------------------------------------------------------------------------------------------------------------
Lynn Szafran             None                None                 0/53,500               0/290,773
---------------------------------------------------------------------------------------------------------------

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

     D. Brian Plunkett, the Company's Chief Financial Officer, entered into an employment Agreement with BAP Acquisition Corp. in November 1998, pursuant to which he receives a base salary of $125,000 (subject to a minimum upward adjustment of 5% annually). Mr. Plunkett is also eligible for such bonus compensation as may be determined by the Board of Directors from time to time. The employment agreement terminates on December 31, 2001. In conjunction with the execution of the Employment Agreement, Mr. Plunkett was awarded options to purchase BAP Acquisition Corp. common stock, which options, following the merger of BAP Acquisition Corp. into a subsidiary of Paging Partners Inc. in March 1999, now represent the right to purchase 266,762 shares of the Company's common stock. The options vest over a three-year period from the date of the employment agreement.

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

Dated: May 1, 2000

                                        AQUIS COMMUNICATIONS GROUP, INC.
                                       (Registrant)


                                        By: /s/ NICK T. CATANIA
                                            ------------------------------
                                               Nick T. Catania, President