Form 10-Q
period 2000-03-31
AQUIS COMMUNICATIONS GROUP INC
filed 2000-05-15
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

Commission File Number: 1-13002

                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                         22-3281446
----------------------------------------------   ------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
 or organization)

1719A Route 10, Suite 300                        07054
----------------------------------------------   ------------------------------
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

                                 Yes |X| No |_|

As of March 31, 2000 there were 17,156,000 shares of the Registrant's Common Stock outstanding.

                        AQUIS COMMUNICATIONS GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                                                       PAGE

Part I    Financial Information:

Item 1 -  Financial Statements

     Condensed Consolidated Balance Sheets March 31, 2000 and December 31, 1999....................................       3

     Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 2000 and March 31, 1999..........................................................       4

     Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2000 and March 31, 1999..........................................................       5

     Notes to Condensed Consolidated Financial Statements..........................................................       6

Item 2 -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations........................................................       9

Item 3 -  Quantitative and Qualitative Disclosures
              About Market risks...................................................................................      16

Part II   Other Information:

Item 4 -  Submission of Matters to a Vote of Security Holders......................................................      17

Item 5 -  Other Information........................................................................................      18

Item 6 -  Exhibits and Reports on Form 8-K.........................................................................      18

Signature     .....................................................................................................      20

AQUIS COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share and per share data)

                                                                              MARCH 31,     DECEMBER 31,
                                         ASSETS:                                2000          1999
                                                                              --------      --------
Current assets:

   Cash and cash equivalents                                                   $    476    $    973
   Accounts receivable, net of allowance for doubtful accounts
     of $1,554 at March 31, 2000 and $939 at December 31, 1999                    5,924       4,933
   Inventory                                                                        219         228
   Acquisition escrow deposits                                                     --           200
   Prepaid expenses and other current assets                                      1,138       1,072
                                                                               --------    --------
       Total current assets                                                       7,757       7,406

Property and equipment, net                                                      14,408      10,461
Intangible assets, net                                                           19,994      20,092
Deferred charges                                                                    980       1,365
                                                                               --------    --------

       Total assets                                                            $ 43,139    $ 39,324
                                                                               --------    --------
                                                                               --------    --------

                                      LIABILITIES:

Current liabilities:

   Current maturities of long term debt                                        $  1,259    $    508
   Accounts payable                                                               7,515       6,750
   Accrued expenses                                                               2,878       2,535
   Deferred revenue                                                               1,488         930
   Customer deposits                                                                581         577
                                                                               --------    --------
       Total current liabilities                                                 13,721      11,300
                                                                               --------    --------

Long term debt                                                                   27,942      25,963
                                                                               --------    --------
       Total liabilities                                                         41,663      37,263
                                                                               --------    --------
Commitments and contingencies

7.5% Redeemable Preferred stock, $0.01 par value, 100,000 shares authorized,
  15,000 issued at March 31, 2000, none issued 1999                               1,519        --
                                                                               --------    --------

                                  STOCKHOLDERS' EQUITY:

Common stock, $0.01 par value, 75,000,000 shares authorized, 17,157,000 and
   16,551,000 issued and outstanding at March 31, 2000 and
   December 31, 1999, respectively                                                  172         166
Additional paid in capital                                                       13,927      13,195
Accumulated deficit                                                             (14,017)    (11,175)
Note receivable from stockholder                                                   (125)       (125)
                                                                               --------    --------
       Total stockholders' equity                                                   (43)      2,061
                                                                               --------    --------
       Total liabilities and stockholders' equity                              $ 43,139    $ 39,324
                                                                               --------    --------
                                                                               --------    --------


See notes to condensed consolidated financial statements.                     3

AQUIS COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

                                                      THREE MONTHS  THREE MONTHS
                                                          ENDED         ENDED
                                                        MARCH 31,     MARCH 31,
                                                          2000           1999
                                                    ------------    ------------
Revenues:
   Paging services                                  $      7,966    $      6,294
   Equipment sales                                           145             128
                                                    ------------    ------------


         Total revenues                                    8,111           6,422
                                                    ------------    ------------

Operating expenses:
   Paging services                                         1,891           1,471
   Cost of equipment sales                                   156             258
   Technical                                               2,105             688
   Selling and marketing                                   1,046             832
   General and administrative                              2,127           1,358
   Depreciation and amortization                           2,541           1,973
   Provision for doubtful accounts                           296             255
                                                    ------------    ------------


         Total operating expenses                         10,162           6,835
                                                    ------------    ------------
Operating loss                                            (2,051)           (413)

(Gain) on disposal of assets                                 (19)           --
Interest expense, net                                        810             929
                                                    ------------    ------------

         Net loss                                         (2,842)         (1,342)
Preferred stock dividends                                    (19)           --
                                                    ------------    ------------

         Loss attributable to common stockholders   $     (2,861)   $     (1,342)
                                                    ------------    ------------
                                                    ------------    ------------
Net loss per common share:
   - Basic and diluted                              $      (0.17)   $      (0.15)
                                                    ------------    ------------
                                                    ------------    ------------

Weighted average common shares outstanding            16,791,000       8,962,000
                                                    ------------    ------------
                                                    ------------    ------------


See notes to condensed consolidated financial statements.                     4

AQUIS COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

                                                                 THREE MONTHS  THREE MONTHS
                                                                     ENDED         ENDED
                                                                   MARCH 31,     MARCH 31,
                                                                     2000         1999
                                                                 ----------    ----------
Cash flows from operating activities:
   Net loss                                                       $ (2,842)   $ (1,342)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Depreciation and amortization                                 2,541       1,973
       Provision for doubtful accounts                                 296         255
       Amortization of deferred financing costs                         49        --
       Gain on sale of equipment                                       (19)       --
       Compensation paid with stock options                            693        --
   Changes in assets and liabilities, net of business acquired:
         Accounts receivable                                        (1,024)       (789)
         Due from affiliates (for trade)                              --
         Inventory                                                    (371)        499
         Prepaid expenses and other assets                             (20)        (11)
         Accounts payable and accrued expenses                        (189)      1,930
         Deferred revenues and customer deposits                        89          45
                                                                  --------    --------
         Net cash (used by)/provided by operating activities          (797)      2,560
                                                                  --------    --------
Cash flows from investing activities:
   Business acquisitions                                            (2,318)    (18,675)
   Capital expenditures                                               (272)       (461)
   Deferred acquisition costs                                           (7)       --
   Acquisition escrow deposits refunded                                200        --
   Sale of fixed assets                                                 95          39
                                                                  --------    --------
         Net cash used in investing activities                      (2,302)    (19,097)
                                                                  --------    --------
Cash flows from financing activities:
   Issuance of long term debt                                        2,450      20,500
   Repayment of notes payable to stockholder                          --          (520)
   Repayment of capital lease obligation                               (70)     (1,506)
   Refinancing of capital lease obligation                            --         1,300
   Deferred financing costs                                           (155)       (587)
   Proceeds from stock options exercised                               377        --
                                                                  --------    --------
         Net cash provided by financing activities                   2,602      19,187
                                                                  --------    --------
(Decrease)/Increase in cash                                           (497)      2,650
Cash, beginning of period                                              973        --
                                                                  --------    --------
Cash, end of period                                               $    476    $  2,650
                                                                  --------    --------
                                                                  --------    --------

See notes to condensed consolidated financial statements.                     5

AQUIS COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except for share information)

1.       BASIS OF PRESENTATION:

Aquis Communications Group, Inc. (the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it operates two regional paging systems providing one-way wireless alpha and numeric messaging services in portions of thirteen states principally in the Northeast and Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company has recently entered the Midwestern region through a purchase of certain assets completed on January 31, 2000, the Company has expanded its geographical reach to six additional states in the mid-west. The Company, resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements, and sells internet access services through a wholly owned subsidiary. Its customers include individuals, businesses, government agencies, hospitals and resellers.

On March 31, 1999, a wholly owned subsidiary of Paging Partners Corporation ("Paging Partners"), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). On June 30, 1999, a wholly owned subsidiary of the Company acquired SunStar Communications, Inc. ("SunStar") pursuant to the terms of a stock purchase agreement. On January 31, 2000, the Company completed its acquisition of certain assets of SourceOne Wireless. Both transactions have been accounted for under the purchase method of accounting.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the merger with Paging Partners, as well as the acquisition of SunStar Communications, Inc., and the acquisition of the net assets of SourceOne Wireless on January 31, 2000. The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of March 31, 2000 and December 31, 1999, and the consolidated results of operations and the consolidated cash flows for the three month periods ended March 31, 2000 and 1999. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. All material intercompany accounts and transactions have been eliminated in consolidation.

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

AQUIS COMMUNICATIONS GROUP, INC.

(Dollars in thousands, except for share information)


2.       MERGER AND ACQUISITIONTRANSACTIONS:

On January 31, 2000, the Company completed the acquisition (the "Acquisition") of certain assets of SouceOne Wireless, a facilities-based provider of one-way paging services to subscribers in certain Midwestern states. Previously, on August 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") and Agreement Pending Purchase Closing (the "Agreement") with SourceOne Wireless, Inc. and two of its affiliates ("SOWI"). SOWI and its affiliates filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court in the Northern District of Illinois between April 29 and July 2, 1999. Pursuant to the Agreement, the Company managed the day-to-day operations of certain SOWI businesses pending the closing of the associated Purchase Agreement. This closing was subject to various approvals, including that of the Bankruptcy Court and the FCC. During the management period, a reduction of the purchase price was negotiated, and resulted in a reduced price of $2,250 in cash and 15,000 shares of the Company's 7.5% cumulative redeemable preferred stock valued at $1,500. Acquisition costs totaling about $502 were deferred at December 31, 1999, and have been treated as a cost of the assets acquired on January 31, 2000. Costs to acquire the assets of SourceOne Wireless were capitalized at December 31, 1999, including an escrow deposit of $200, since this transaction was closed on January 31, 2000. The recorded amounts of the assets acquired and liabilities assumed are based on their historical fair values; actual adjustments will be based on final analyses and are not expected to be material.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company as if the Acquisition and the Merger occurred on January 1, 1999.

                                             THREE MONTHS THREE MONTHS
                                                 ENDED       ENDED
                                               MARCH 31,    MARCH 31,
                                                 2000        1999
                                               --------    --------
Revenue                                        $  8,529    $ 11,430

Net loss                                       $ (2,917)   $ (3,553)
Preferred stock dividends                           (29)        (29)
                                               --------    --------
Net loss attributable to common stockholders     (2,945)   $ (3,582)

Net loss per common share                      $  (0.18)   $  (0.24)


The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 1999.

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

AQUIS COMMUNICATIONS GROUP, INC.

(Dollars in thousands, except for share information)


3.       LONG-TERM DEBT:

On October 23, 1998, ACI entered into a five-year term loan agreement (the "Senior Loan Agreement") with FINOVA Capital Corporation ("FINOVA") which provides a $30,000 credit facility. The FINOVA loan has a term of five years, and requires graduated increasing quarterly principal repayments ranging from
 .5% to 3.5% of outstanding principal beginning on July 1, 2000, with the balance due on December 31, 2003. The loan bears interest at a rate based on Citibank, N.A.'s corporate base rate plus 175 basis points. The Company may also elect to have interest on a part of the FINOVA loan based on a London Inter-Bank Official Overnight Rate plus 450 basis points. This term loan is collateralized by all of the Company's assets, presently owned and acquired subsequently, and all issued and outstanding equity interests in the Company's operating subsidiaries. The loan agreement also contains various covenants, including restrictions on capital expenditures and compliance with certain financial ratios. At December 31, 1999, the Company was not in compliance with certain ratio covenants under this loan agreement. See the subsequent events note for further discussion.

On January 26, 2000, the FINOVA loan was amended in connection with the SourceOne Wireless acquisition. The Company borrowed an additional $2,450 from FINOVA on January 31, 2000 to consummate the acquisition (the "SourceOne Portion"). The effect of the amendment was to limit the facility to the amount outstanding after the SourceOne transaction, or a total of $27,765, to modify certain financial ratios and to set the interest rate on the SourceOne Portion to Citibank, N.A.'s corporate base rate plus 400 basis points. Additionally, a prepayment of principal of $1,250 (the "Special Prepayment") was defined; this amount is to be applied to the outstanding balance of the SourceOne Portion. This payment was made during April, 2000, and accordingly, the Company minimized its cost of borrowings through avoidance of the higher rates imposed by this Finova loan amendment and reduction of the outstanding loan balance due to Finova to $26,515.

During the second quarter of 1999, the Company refinanced the capital lease obligations that were assumed as a result of the merger with Paging Partners. Terms of the new obligation (the "Installment Loan") include a principal amount of $1,300, a 60-month repayment schedule, an interest rate indexed to the yield for five year Treasury Notes, and is collateralized by the underlying equipment.

The balance outstanding at March 31, 2000 under borrowings of the Senior Loan Agreement was $27,765. The remaining balance of long term debt outstanding consisted principally of borrowings made pursuant to the Installment Loan.

4.       INCOME TAXES:

At March 31, 2000, the Company had Federal net operating loss carryforwards for tax purposes of approximately $xx,000 that expire between 2009 and 2015. Approximately $8,550 of this total consists of pre-acquisition losses that are subject to restrictions imposed by Section 382 of the Internal Revenue Code that limit utilization of such carryforwards to about $300 annually.

As of March 31, 2000, the Company recorded no deferred tax asset. The future benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of March 31, 2000. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

5.       COMMON STOCK ISSUED:

During the three months ended March 31, 2000, proceeds from the exercise of stock options in the amount of $378 were received, net of related transaction costs. In connection with these transactions, 330,000 shares of the Company's common stock were issued.

In January, 2000, Aquis made cash payments totaling $205, issued a note payable in the face amount of $350, and issued 275,000 shares of the Company's common stock valued at $380 to a law firm in exchange for services provided. A former member of the Board of Directors was a partner in this firm. The note issued in connection with this transaction is payable in 20 equal monthly installments bearing interest at the rate of 8.5%.

6.       NET LOSS PER COMMON SHARE:

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

7.       SUPPLEMENTAL CASH FLOW DATA:

During the three months ended March 31, 2000, the Company purchased certain assets of SourceOne Wireless. During the three months ended March 31, 1999, the Company merged with Paging Partners Corporation. Cash paid for business acquisitions is as follows:

                                                THREE MONTHS  THREE MONTHS
                                                    ENDED         ENDED
                                                  MARCH 31,     MARCH 31,
                                                    2000         1999
                                                 ----------   ----------
Supplemental information on business acquired:
   Fair value of assets acquired                 $ 6,366    $ 9,150
   Liabilities assumed                            (1,807)    (3,080)
   Exchange of common stock                         --       (5,635)
   Exchange of preferred stock                    (1,500)      --
   Accrued or deferred transaction costs            (501)      (135)
                                                 -------    -------
   Cash paid                                       2,558        300
   Less: cash acquired                               240        160
                                                 -------    -------
     Net cash paid for SourceOne and
        Paging Partners                            2,318        140
     Cash paid in BAPCO business combination          --     18,535
                                                 -------    -------
                                                  $2,318    $18,675
                                                 -------    -------
                                                 -------    -------


The Company paid cash for interest during the respective three-month periods ended March 31, 2000 and 1999 in the amounts of $771 and $718. Additional fees to obtain funding and for letter of credit in the amount of $298 were also paid in 1999.

8.       SUBSEQUENT EVENTS:

On April 10, 2000, Aquis entered into an agreement to obtain a $2 million bridge loan as interim funding pending completion of additional prospective financing. The debt is subordinate to the Company's senior debt and is unsecured. This agreement provides for an interest rate of 11%, a scheduled maturity date in September, 2001 and also provides for interest to accrue until the earlier of its maturity date or conversion. At the lender's election not earlier than 120 days from the date of funding, this loan is convertible into the Company's common stock at 90% of the then-current market value. At the Company's election, the loan is redeemable at 105% of face value if such election is made within the initial 90 days subsequent to funding, or at 110% of face value if redemption is elected within 91 to 118 days, or, if elected thereafter, at 115% of face value. Proceeds from this loan were used during April, 2000 to make the Special Prepayment of $1,250 to FINOVA. The balance of the proceeds were used to pay certain fees incurred in connection with the FINOVA loan modifications arranged during 2000, to pay certain costs incurred in connection with this bridge loan, and will provide about $400 to be used for general corporate purposes.

On April 12, 2000, the FINOVA Senior Loan was further amended. The effects of this amendment were to waive the Company's non-compliance at December 31, 1999, to redefine certain financial ratios specified in the loan covenants, and to ensure that the Special Prepayment of principal of $1,250 was paid before April 15, 2000. The Company fully satisfied all conditions and the amendment became effective on April 12, 2000.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

ORGANIZATION AND BASIS OF PRESENTATION

Aquis Communications Group, Inc. (the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it operates two regional paging systems providing one-way wireless alpha and numeric messaging services in portions of thirteen states principally in the Northeast and Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company has recently entered the midwestern region through a purchase of certain assets completed on January 31, 2000, the Company has expanded its geographical reach to six additional states in the mid-west. The Company, resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements, and sells Internet access services through a wholly owned subsidiary. Its customers include individuals, businesses, government agencies, hospitals and resellers.

On March 31, 1999, a wholly owned subsidiary of Paging Partners Corporation ("Paging Partners"), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). On June 30, 1999, a wholly owned subsidiary of the Company acquired SunStar Communications, Inc. On January 31, 2000, the Company completed its acquisition of certain assets of SourceOne Wireless.

This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto.

GENERAL

The Company is a leading provider of paging and other wireless messaging services and markets one-way paging service and equipment to customers directly and through resellers. The Company also offers its customers both customer owned and maintained equipment or lease options for equipment. In addition, with the acquisition of SunStar Communications, Inc., the Company began offering both secure and general dial-up Internet access services effective July 1, 1999.

The Company generates a substantial majority of its revenue from fixed periodic fees for paging services that are not generally dependent on usage. For the periods ended March 31, 2000 and 1999, respectively, fixed fee revenue provided approximately 82% and 92% of total revenues. This relative change is the result of the Calling Party Pays ("CPP") services offered by the Company through its January 31, 2000 acquisition of the operations of SourceOne Wireless. Other sources of revenue include certain usage-based services provided primarily to resellers and from sales of pagers. Consequently, the ability to recover initial operating, selling and marketing costs and to achieve profitability is dependent on the average duration of each customer's subscription period. For as long as a subscriber continues to utilize the service, operating results benefit from the recurring fixed fee payments without the requirement of any incremental selling expenses. Conversely, customer disconnections adversely affect operating results. Each month a percentage of existing customers have their service terminated for reasons including failure to pay, dissatisfaction with service or coverage limitations, or switching to competing service providers. The average of the monthly disconnection or "churn rates" for the three month periods ended March 31, 2000 and 1999, were 2.4% and 2.7%, respectively. The lower churn rate for the current three-month period is attributable to the stabilizing effects of Paging Partners reseller base added on April 1, 1999.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

RESULTS OF OPERATIONS - THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

REVENUES

Revenues for the three months ended March 31, 2000 (the "current period") increased by approximately 26% from those of the three months ended March 31, 1999 (the "prior period"). The increase in revenues during the current period was $1,689. Approximately $900 of the increase was related to the acquisition of the SourceOne customer base; the balance of the increase was primarily attributable to the increase in the customer base as a result of the Paging Partners merger and the SunStar acquisition. Partially offsetting these increases was cancellation of service to certain reseller units that were not profitable to the Company (see further discussion in Cost of Paging Services).

COST OF PAGING SERVICES

Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. This generally occurs when a customer requires service outside of Aquis' service area, including nationwide coverage. The increase of $420 is primarily attributable to the increase in the subscriber base and an increase in customer demand for services such as wide-area, nationwide, alphanumeric, and message dispatch services. The increase was partially offset by cancellation of service to certain Bell Atlantic Mobile ("BAM") reseller units. Aquis and BAM had entered into a reseller agreement for these reseller units in connection with the purchase of the assets of Bell Atlantic Paging Company at December 31, 1998. Aquis elected to cancel the reseller agreement and did so in December, 1999 because these units were not profitable to the Company.

COST OF EQUIPMENT SALES

The decrease of $102 during the current period was primarily due to the Company's increased use of lower-cost pager suppliers, allowing it to achieve targeted pricing and marketing strategies. This strategic shift has allowed the Company to reduce its equipment cost per unit for the current period.

OPERATING EXPENSES

Technical expenses, which include transmission site rentals, telephone interconnect services and the costs of engineering, in the current period and prior period were $2,105 and $688, respectively. The increase is the result of the costs to operate and maintain the paging networks acquired through the Paging Partners merger and the SourceOne purchase.

Selling and marketing expenses in the current period and prior period were $1,046 and $832, respectively, an increase of about 26%. This increase resulted from employment and sales travel and telephone expenses for a larger sales staff covering both the Mid-Atlantic and Midwest market areas as well as Internet offerings. Facilities costs for several additional sales offices also contributed to the increase. Partially offsetting these additional costs were the reduced commission costs associated with a revised commission plan implemented at the end of 1999.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

General and administrative expenses (including costs associated with customer service, field administrative and corporate headquarters) increased by $769, to $2,127 from $1,358 for the three-month periods ended March 31, 2000 and 1999, respectively. Of this increase, $693 represents the non-cash charge for compensation issued in the form of stock options to the Company's current President. Exclusive of this compensation, the net growth in general and administrative expenses of $76 has not been significant primarily because increased office rents and maintenance costs along with increased data processing and billing costs associated with the increased subscriber base were largely offset by employment cost reductions related to staff reductions implemented in late 1999.

Depreciation and amortization in the current period and prior period were $2,541 and $1,973, respectively. The increase of $568 was primarily due to depreciation and amortization related to the property and equipment and intangible assets acquired through the Paging Partners merger, the purchase of SunStar and the purchase of assets from SourceOne Wireless.

INTEREST EXPENSE

Interest expense in the current period of $810 decreased from $929 incurred during the three months ended March 31, 1999. The interest expense results primarily from the outstanding loans from FINOVA. However, the prior period includes approximately $300 of letter of credit fees and other costs related to the acquisition of the loans used to acquire the paging assets of Bell Atlantic Paging in 1999. The elimination of those costs of the prior period was partially offset by increased interest costs resulting from higher recent interest rates imposed on the Company's floating rate debt, and from a higher level of debt resulting from the acquisitions of Paging Partners, SunStar and SourceOne.

PROVISION FOR INCOME TAXES

As of March 31, 2000 and 1999, the Company recorded no deferred tax asset. The future benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial funds to finance the growth of its existing operations and customer base, expansion into new markets and strategic acquisitions. Additional cash requirements include debt service, working capital and general corporate requirements.

The Company's operations used about $800 of net cash during the current quarter, while operating activities provided net cash of $2,560 for the three months ended March 31, 1999. The primary use of cash during the quarter ended March 31, 2000 was the financing of customer receivable in the approximate amount of $1,200. For the quarter ended March 31, 1999, operating cash flows provided were primarily the result of the Company's deferral of payments to vendors and suppliers of $1,930. In response to the March 31, 2000 operating activities the Company is continuing to pursue the strategies previously planned:

- Consolidation of the paging industry and continuing concerns about profitability and liquidity with respect to many companies in the industry has led the industry and the Company to a marketing strategy intended to focus on operating margins rather than on subscriber growth. Implementation of corresponding commission and other related plans has been substantially completed to ensure alignment of sales objectives and corporate goals to focus on higher-margin alphanumeric service, as well as value-added services.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

     The Company has continued to focus on growth of its core business and improvement in utilization of its paging system capacity. Through alternative sales initiatives and additional strategic alliances combining paging, email and the internet, along with the use of its paging network to broadcast information for content providers on a metered basis, the Company anticipates improvements in operating margins.

     The Company has also negotiated and announced a key three-year alliance to provide advanced online network security, Web hosting Internet access and e-commerce authentication services in its effort to develop its Internet subsidiary, Aquis IP.

- Although revenues during 2000 significantly exceeded those of 1999, the Company continues to face competitive pricing pressures in its markets, resulting in decreasing average revenue per unit, increased subscriber churn rates and lower operating margins. The units in service increased from approximately 284,000 at March 31, 1999 to about 426,000 at March 31, 2000. This increase is primarily attributable to the units acquired through the Paging Partners merger and acquisition of assets and customers from SourceOne. The Company is continuing marketing efforts to expand its units in service and will continue to explore strategic acquisitions to grow the customer base.

- The Company is continuing marketing efforts to regain some of the resellers lost as a result of certain integration issues connected with the Paging Partners merger.

- The Company continues to plan, explore and implement alternatives to offset these trends by ( i ) negotiating more favorable terms from existing and alternative paging equipment suppliers, and ( ii ) obtaining third party financing to finance such purchases. The Company may also consider the possible sale of non-core assets and subsidiaries. In addition, the Company believes that cash from operations combined with current cash and cash equivalents will satisfy the Company's capital requirements in 2000.

During 2000, the Company used net cash of $2,590 in connection with business acquisitions and for the purchase of property plant and equipment. This represents a decline of $16,546 from 1999 net cash used for the same activities. The decrease is primarily related to the $18,535 of cash used in 1999 related to the acquisition of paging assets from BAPCO.

For the periods ended March 31, 2000 and 1999, net cash provided from financing activities totaled $2,602 and $19,187, respectively. The decrease is related to reduced borrowings during the current period under the Company's senior credit facility. The Company borrowed $2,450 during the current three-month period to complete the SourceOne transactions, and borrowed $20,500 during the period ended March 31, 1999 to complete the asset purchase from BAPCO. Concurrent with the loan of $2,450 in January, 2000, the Company agreed with its lender to forego any further borrowings under this facility.

The Company was not in compliance with certain debt covenants at December 31, 1999 and accordingly the Company paid fees of $200 in connection with issuance of the amendment and waiver issued by the lender. The Company is also subject to penalties of up to $275 if future covenants are not met. Quarterly principal payments to the lender will begin on July 1, 2000, with about $253 due in 2000. In April, 2000, an additional payment of $1,250 was made to reduce the current year loan of $2,450 in order to avoid the increased interest rates that would have been assessed in the absence of such a payment. This payment was made through use of the proceeds from an 11% bridge loan in the amount of $2,000 that the Company completed, also in April, 2000. The balance of the bridge loan was used to pay associated fees and will be used for the purchase of additional paging equipment and to meet general working capital needs.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

At March 31, 2000, the Company had a working capital deficit of $5,964, which represents an increase of $2,070 from the deficit at December 31, 1999. The Company's working capital was negatively impacted during the current quarter in the approximate amount of $1,000 by the effects of the SourceOne acquisition. The Company does not anticipate that such working capital deficit will continue in 2000 based on the funding it is seeking and on its belief that it will generate sufficient cash flows from operations to fund estimated working capital requirements.

The Company's principal source of liquidity at March 31, 2000 included cash and cash equivalents of about $476 and its historical ability to generate cash from operations. The Company believes that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements through at least March 31, 2001. However, if cash from operations is not sufficient to fund the planned growth of the core business and the internet business and the Company experiences further ARPU deterioration or if certain contingencies are resolved unfavorably, the Company is prepared to implement an alternative business plan (the "Alternative Plan"). The Alternative Plan calls for the sale of the Internet subsidiary and other assets and for a reduction of planned marketing expenditures and capital expenditures. It must also be noted that cash requirements of the paging business may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of available resources or as a result of an increased rate of attrition of the customer base. The Company is seeking additional funding to enable the growth of its Internet business in the form of equity or debt financing. However, there is no assurance that such financing will be available to the Company, or if available, that the terms will be acceptable.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements made by the Company's management that are based on current expectations, estimates and projections about the industries in which the Company operates and management's beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or various of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

As of March 31, 2000, the Company had approximately $27,765 of floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material in relation to the market capitalization of the Company.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2000, the Company had no other significant material exposure to market risk.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

       As reported in the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, during the first quarter ended March 31, 2000, the Issuer settled its arbitration with John X. Adiletta, which is incorporated herein by reference.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.

      The Issuer issued securities during the quarter ended March 31, 2000 as follows:

      - 133,334 shares of Common Stock and the reinstatement of 55,000 stock options to John X. Adiletta in settlement of an arbitration.

      - An indeterminant number of shares of Common Stock which may be issued pursuant to a convertible note issued to an offshore investor.

      - An indeterminant number of shares of Common Stock which may be issued pursuant to an equity line of credit with an offshore investor.

      - 900,000 stock options issued to Nick T. Cataria, President and Chief Executive Officer of The Issuer.

        All of such issuances were exempt from registration under the Securities Act by virtue of Section 4(2) thereof. Landenburg Thallman & Co. acted as investment banker in connection with the convertible note and the equity line of credit.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5 OTHER INFORMATION.

       Reference is made to the Issuer's Reports on Forms 8K and 8-K/A filed with the Commission on April 17 and 18, 2000.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (27)     Exhibits Included Within:

         (b)      Reports on Form 8-K

                  The Issuer filed reports on Form 8-K and 8-K/A with respect to the purchase of certain net assets of SourceOne Wireless on February 15, 2000 and April 17 and 18, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature                    Title                                         Date
---------                    -----                                         ----


/s/ D. Brian Plunkett        Chief Financial and Accounting Officer        May 15, 2000
---------------------
D. Brian Plunkett