Form 10-Q
period 2000-06-30
AQUIS COMMUNICATIONS GROUP INC
filed 2000-08-25
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                                  Yes |X| No |_|

As of June 30, 2000 there were 17,611,000 shares of the Registrant's Common Stock outstanding.

                        AQUIS COMMUNICATIONS GROUP, INC.

                               INDEX TO FORM 10-Q


                                                                                                                       PAGE
Part I    Financial Information:

Item 1 -  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...............................       3

     Condensed Consolidated Statements of Operations for the
     Three and Six Month Periods Ended June 30, 2000 and 1999......................................................       4

     Condensed Consolidated Statements of Cash Flows for the
     Six Month Periods Ended June 30, 2000 and 1999................................................................       5

     Notes to Condensed Consolidated Financial Statements..........................................................       6

Item 2 -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations........................................................      11

Item 3 -  Quantitative and Qualitative Disclosure
              About Market Risks...................................................................................      17

Part II   Other Information:

Item 2 -  Changes in Securities....................................................................................      18

Item 4 -  Submission of Matters to a Vote of Security Holders......................................................      18

Item 5 -  Other Information........................................................................................      18

Item 6 -  Exhibits and Reports on Form 8-K.........................................................................      19

Signature     .....................................................................................................      20


AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)


                                                                                  JUNE 30,      DECEMBER 31,
                                         ASSETS:                                    2000          1999
                                                                                  --------      ------------
Current assets:
   Cash                                                                           $    473       $    973
   Accounts receivable, net of allowance for doubtful accounts
     of $1,775 at June 30, 2000 and $939 at December 31, 1999                        6,117          4,933
   Inventory                                                                           688            228
   Acquisition escrow deposits                                                          --            200
   Assets held for sale, net                                                         1,509             --
   Prepaid expenses and other current assets                                         1,001          1,072
                                                                                  --------       --------
       Total current assets                                                          9,788          7,406

Fixed assets, net                                                                   12,815         10,461
Intangible assets, net                                                              18,614         20,092
Deferred charges and other assets                                                    1,366          1,365
                                                                                  --------       --------

       Total assets                                                               $ 42,583       $ 39,324
                                                                                  ========       =========


                                      LIABILITIES:

Current liabilities:
   Current maturities of long term debt                                           $  1,747       $    508
   Accounts payable                                                                  7,450          6,750
   Accrued expenses                                                                  2,317          2,535
   Deferred revenue                                                                  1,247            930
   Customer deposits                                                                   515            577
                                                                                  --------       --------
       Total current liabilities                                                    13,276         11,300



Long term debt                                                                      28,145         25,963
                                                                                  --------       --------
       Total liabilities                                                            41,421         37,263
                                                                                  --------       --------
Commitments and contingencies

7.5% Redeemable Preferred stock, $0.01 par value, 100,000 shares authorized,
   15,000 issued at June 30, 2000, none issued 1999                                  1,547             --
                                                                                  --------       --------

                             STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $0.01 par value, 75,000,000 shares authorized, 17,611,000 and
   16,551,000 shares issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively                                                     176            166
Additional paid in capital                                                          15,862         13,195
Accumulated deficit                                                                (16,373)       (11,175)
Note receivable from stockholder                                                       (50)          (125)
                                                                                  --------       --------
       Total stockholders' equity (deficit)                                           (385)         2,061
                                                                                  --------       --------
       Total liabilities and stockholders' equity (deficit)                       $ 42,583       $ 39,324
                                                                                  ========       ========


See notes to condensed consolidated financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          ------------------                    ----------------
                                                      JUNE 30,          JUNE 30,           JUNE 30,          JUNE 30,
                                                       2000               1999               2000              1999
                                                   ------------       ------------       ------------       ------------
Revenues:
   Paging services                                 $      7,367       $      7,817       $     15,199       $     14,111
   Internet services                                        201                 --                335                 --
   Equipment sales                                          309                239                454                367
                                                   ------------       ------------       ------------       ------------

Total revenues                                            7,877              8,056             15,988             14,478
                                                   ------------       ------------       ------------       ------------

Operating expenses:
   Paging services                                        1,466              2,070              3,238              3,541
   Cost of equipment sales                                  260                220                416                478
   Technical operations                                   1,767              1,287              3,809              1,975
   Sales and marketing                                      816                805              1,790              1,637
   General and administrative                             1,740              1,708              3,803              3,066
   Internet operations                                      503                 --                884                 --
   Depreciation and amortization                          2,454              2,897              4,936              4,870
   Provision for doubtful accounts                          308                214                604                469
                                                   ------------       ------------       ------------       ------------
       Total operating expenses                           9,314              9,201             19,480             16,036
                                                   ------------       ------------       ------------       ------------
Operating loss                                           (1,437)            (1,145)            (3,492)            (1,558)

Gain on disposal of assets                                   --                 --                (19)                --
Interest expense, net                                       919                645              1,725              1,574
                                                   ------------       ------------       ------------       ------------



       Net loss                                          (2,356)            (1,790)            (5,198)            (3,132)
Preferred stock dividends                                   (28)                --                (47)                --
                                                   ------------       ------------       ------------       ------------

     Loss attributable to common stockholders      $     (2,384)      $     (1,790)      $     (5,245)      $     (3,132)
                                                   ============       ============       ============       =============


Net loss per common share:
     - Basic and diluted                           $      (0.14)      $      (0.12)      $      (0.31)      $      (0.26)
                                                   ============       ============       ============       =============

Weighted average common shares outstanding           17,411,000         15,213,000         17,103,000         12,087,000
                                                   ============       ============       ============       =============


See notes to condensed consolidated financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)


                                                                          SIX MONTHS     SIX MONTHS
                                                                            ENDED           ENDED
                                                                           JUNE 30,        JUNE 30,
                                                                             2000           1999
                                                                          ----------     ----------
Cash flows from operating activities:
   Net loss                                                                $ (5,198)      $ (3,132)
   Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities:
       Depreciation and amortization                                          5,074          4,805
       Amortization of deferred financing costs                                 160             65
       Gain on sale of equipment                                                (19)            --
       Provision for doubtful accounts                                          604            469
       Compensation paid with stock options                                     693             --
       Changes in assets and liabilities, net of businesses acquired:
         Accounts receivable                                                 (1,841)        (3,213)
         Inventory                                                             (693)           659
         Prepaid expenses and other current assets                              159            285
         Accounts payable and accrued expenses                                  295          2,361
         Deferred revenues and customer deposits                               (135)           916
                                                                           --------       --------

         Net cash (used in) provided by operating activities                   (901)         3,215
                                                                           --------       --------
Cash flows from investing activities:
   Business acquisitions                                                     (2,396)       (18,940)
   Capital expenditures                                                        (906)        (1,294)
   Acquisition deposits                                                         200         (1,275)
   Deferred business acquisition costs                                           (8)          (554)
   Sale of fixed assets                                                         698            263
                                                                           --------       --------
         Net cash used in investing activities                               (2,412)       (21,800)
                                                                           --------       --------
Cash flows from financing activities:
   Proceeds from stock options exercised                                        348             --
   Issuance of long term debt                                                 4,450         24,860
   Repayment of long term debt                                               (1,250)            --
   Repayment of notes payable to stockholders                                    --           (520)
   Repayment of notes payable                                                    --         (4,150)
   Repayment of capital lease obligations                                      (179)        (1,556)
   Refinancing of capital lease obligation                                       --          1,300
   Deferred financing and other costs                                          (556)          (692)
                                                                           --------       --------
         Net cash provided by financing activities                            2,813         19,242
                                                                           --------       --------
(Decrease) increase in cash                                                    (500)           657
Cash, beginning of period                                                       973             --
                                                                           --------       --------
Cash, end of period                                                        $    473       $    657
                                                                           ========       ========

See notes to condensed consolidated financial statements.

AQUIS COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except for share information)

1.       BASIS OF PRESENTATION:

Aquis Communications Group, Inc. ("Aquis" or the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it now operates three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of nineteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company recently entered the Midwest through a purchase of certain assets from SourceOne Wireless, Inc. ("SourceOne" or "SOWI") completed on January 31, 2000. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements. Customers include individuals, businesses, government agencies, hospitals and resellers.

On March 31, 1999, a wholly owned subsidiary of Paging Partners Corporation ("Paging Partners"), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. On June 30, 1999, a wholly owned subsidiary of the Company acquired SunStar Communications, Inc. ("SunStar") pursuant to the terms of a stock purchase agreement. Management committed to a plan to dispose of this internet services provider during the quarter ended June 30, 2000. On January 31, 2000, the Company completed its acquisition of certain assets of SourceOne Wireless. On May 22, 2000, Aquis acquired certain paging assets of Suburban Paging, a regional paging services reseller headquartered in Pennsylvania. These transactions have been accounted for under the purchase method of accounting.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the merger with Paging Partners. These statements also include the acquisitions of SunStar, the net assets of SourceOne and the net assets of Suburban Paging from their dates of acquisition. The revenues and operating expenses of the Company's internet operations are presented separately in the Statement of Operations and the related net assets are presented as assets held for sale as the assets and operations of this business are subject to an asset purchase agreement. The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of June 30, 2000 and December 31, 1999, the consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999, and the related consolidated cash flows for the six month periods ended June 30, 2000 and 1999. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. All material intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Continued

AQUIS COMMUNICATIONS GROUP, INC.

(In thousands, except for share information)

2.       MERGER AND ACQUISITION TRANSACTIONS:

On January 31, 2000, the Company completed the acquisition (the "Acquisition") of certain assets of SourceOne, a facilities-based provider of one-way paging services to subscribers in certain Midwestern states. Previously, on August 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") and Agreement Pending Purchase Closing (the "Agreement") with SourceOne Wireless, Inc. and two of its affiliates. SOWI and its affiliates filed voluntary petitions for relief under Chapter 11 with the United States Bankruptcy Court in the Northern District of Illinois between April 29 and July 2, 1999. Pursuant to the Agreement, the Company managed the day-to-day operations of certain SOWI businesses pending the closing of the Purchase Agreement. This closing was subject to various approvals, including that of the Bankruptcy Court and the FCC. During the management period, a reduction of the purchase price was negotiated, and resulted in a reduced price of $2,250 in cash and 15,000 shares of the Company's 7.5% cumulative redeemable preferred stock valued at $1,500. Related acquisition costs totaling about $502 were deferred at December 31, 1999, and have been treated as a cost of the assets acquired on January 31, 2000. Costs to acquire the assets of SourceOne were capitalized at December 31, 1999, including an escrow deposit of $200, since this transaction was closed after that date. The recorded amounts of the assets acquired and liabilities assumed are based on their historical fair values; actual adjustments will be based on final analyses and are not expected to be material.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company as if the Acquisition and the Merger occurred on January 1, 1999.


                                                    FOR THE SIX MONTHS ENDED
                                                    ------------------------
                                                    JUNE 30,        JUNE 30,
                                                     2000            1999
                                                    --------       --------
Revenue                                             $ 16,071       $ 22,221
                                                    ========       ========

 Net loss                                           $ (5,273)      $ (7,071)
 Preferred stock dividends                               (57)           (57)
                                                    --------       --------
 Net loss attributable to common stockholders       $ (5,330)      $ (7,128)
                                                    ========       ========

 Net loss per common share - basic and diluted      $  (0.31)      $  (0.47)
                                                    ========       ========



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

Continued

AQUIS COMMUNICATIONS GROUP, INC.

(In thousands, except for share information)

3.       SALE OF INTERNET SERVICES BUSINESS

On July 13, 2000, the Company entered into an agreement to sell the net assets of the Company's internet services business. The net assets held for sale totaling $1,509 consist primarily of licenses, other intangibles and receivables, and were net of current liabilities at June 30, 2000 totaling approximately $735. The net assets have been presented as assets held for sale, and the revenues and expenses realized from its operations have been presented separately in the Statements of Operations to more clearly illustrate its net losses of $302 and $549 for the three and six month periods ended June 30, 2000. Cash flows of $589 consumed by these operations during the six months ended June 30, 2000 were funded by the Company. The agreement specifies a cash purchase price of $2,025 as adjusted for liabilities assumed by the purchaser and certain other adjustments, and sets a closing date of September 30, 2000 or earlier, with the possibility of one extension of up to 30 days.

4.       LONG-TERM DEBT:

On October 23, 1998, ACI entered into a five-year term loan agreement (the "Senior Loan Agreement") with FINOVA Capital Corporation ("FINOVA") which provided a $30,000 credit facility. The FINOVA loan has a term of five years, and requires graduated increasing quarterly principal repayments ranging from
 .5% to 3.5% of outstanding principal beginning on July 1, 2000, with the balance due on December 31, 2003. The loan bears interest at a rate based on Citibank, N.A.'s corporate base rate plus 175 basis points. The Company may also elect to have interest on a part of the FINOVA loan based on a London Inter-Bank Official Overnight Rate plus 450 basis points. This loan is collateralized by all of the Company's assets, presently owned and acquired subsequently, and all issued and outstanding equity interests in the Company's operating subsidiaries. The loan agreement contains various covenants, including restrictions on capital expenditures and compliance with certain financial ratios. At December 31, 1999, the Company was not in compliance with certain ratio covenants under this loan agreement.

On January 26, 2000, the FINOVA loan was amended in connection with the SourceOne acquisition. The Company borrowed an additional $2,450 from FINOVA on January 31, 2000 to consummate the acquisition (the "SourceOne Portion"). The effect of the amendment was to limit the facility to the amount outstanding after this transaction, or a total of $27,765, to modify certain financial ratios and to set the interest rate on the SourceOne Portion to Citibank, N.A.'s corporate base rate plus 400 basis points. Additionally, a prepayment of principal of $1,250 (the "Special Prepayment") was defined and was required to be applied to the outstanding balance of the SourceOne Portion. The Company and FINOVA further amended the loan agreement on April 12, 2000. The effects of this amendment were to waive the Company's non-compliance at December 31, 1999, to redefine certain financial ratios specified in the loan covenants, and to encourage Aquis to make the Special Prepayment of principal of $1,250 before April 15, 2000. The Company satisfied all conditions, the Special Prepayment was paid, and the Company thereby reduced its cost of borrowings through avoidance of the higher rates imposed by this amendment and reduction of the outstanding loan balance due to FINOVA.

On April 10, 2000, Aquis entered into an agreement to obtain a $2 million bridge loan as interim funding pending completion of additional prospective financing. The debt is subordinate to the Company's senior debt and is unsecured. This agreement provides for an interest rate of 11%, a scheduled maturity date in September, 2001 and also provides for interest to accrue until the earlier of its maturity date or conversion. At the lender's election not earlier than 120 days from the date of funding, this loan is convertible into the Company's common stock at 90% of the then-current market value. At the Company's election, the loan is redeemable at 105% of face value if such election is made within the initial 90 days subsequent to funding or at 110% of face value if redemption is elected within 91 to 118 days, or, if elected thereafter, at 115% of face value. Proceeds from this loan were used during April 2000 to make the Special Prepayment of $1,250 to FINOVA. The balance of the proceeds were used to pay certain fees incurred in connection with the FINOVA loan modifications arranged during 2000, to pay certain costs incurred in connection with this bridge loan, and for general corporate purposes.

AQUIS COMMUNICATIONS GROUP, INC.

(In thousands, except for share information)

At June 30, 2000, the balance of the Senior Loan outstanding was $26,515. The remaining balance of long term debt outstanding consisted principally of borrowings made pursuant to the bridge loan of April 2000 and to the Installment Loan, discussed below.

During the second quarter of 1999, the Company refinanced the capital lease obligations that were assumed as a result of the merger with Paging Partners. Terms of the new obligation (the "Installment Loan") include a principal amount of $1,300, a 60-month repayment schedule, an interest rate indexed to the yield for five year Treasury Notes, and is collateralized by the underlying equipment.

5.       COMMON STOCK ISSUED:

During the six months ended June 30, 2000, proceeds from the exercise of stock options in the amount of $348 were received, net of related transaction costs. In connection with these transactions, 331,000 shares of the Company's common stock were issued. In addition, in connection with the purchase of assets from Suburban Paging in May 2000, the Company issued 319,500 shares as consideration for the paging assets purchased. Finally, in April 2000, the Company issued 133,000 shares, valued at $400, to its former President which was expensed as part of its settlement of a certain employment-related dispute.

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

AQUIS COMMUNICATIONS GROUP, INC.

(In thousands, except for share information)

7.       SUPPLEMENTAL CASH FLOW DATA:

During the six months ended June 30, 2000, the Company purchased certain assets of SourceOne and Suburban Paging. During the six months ended June 30, 1999, the Company merged with Paging Partners Corporation and acquired SunStar Communications, Inc. as more fully discussed in Note 1. Cash paid in connection with these acquisitions is as follows:


                                                       SIX MONTHS    SIX MONTHS
                                                         ENDED          ENDED
                                                        JUNE 30,       JUNE 30,
                                                          2000           1999
                                                       --------       ---------
Supplemental information on businesses acquired:
   Fair value of assets acquired                       $  8,116       $ 11,217
   Liabilities assumed                                   (1,807)        (3,262)
   Exchange of common stock                              (1,598)        (7,197)
   Exchange of preferred stock                           (1,500)            --
   Accrued or deferred transaction costs                   (575)          (183)
                                                       --------       --------

   Cash paid                                              2,636            575
   Less: cash acquired                                     (240)          (170)
                                                       --------       --------
     Net cash paid                                        2,396            405
   Cash paid in connection with BAPCO acquisition            --         18,535
                                                       --------       --------
     Total                                             $  2,396       $ 18,940
                                                       ========       ========



The Company paid cash for interest during the respective six-month periods ended June 30, 2000 and 1999 in the amounts of $1,511 and $1,153. Additional fees to obtain funding and for letter of credit in the amount of $298 were also paid in 1999.

8.       SUBSEQUENT EVENTS:

On August 21, 2000, the Company and its lender orally agreed to modify the terms of its Senior Loan Agreement, as amended. These modifications would permit the Company to retain all proceeds from the sale of its internet operations, give the Company an option to reduce the scheduled principal payment due on July 1, 2001 from $514 to $200, and relaxes certain financial ratio covenants for 2001. In exchange, the Company has agreed to pay a certain fixed fee. Further, additional contingent fees of up to $250 per quarter are to be added to the principal balance due at final maturity if the Company is unable to meet the financial ratios as amended in April, 2000. Finally, and also contingent upon the anticipated sale of the internet operations, a principal payment of $2,000 would be required on or before December 31, 2000 in order to avoid the assessment of a $500 fee and an interest rate increase of 2%. That fee would also be added to the principal balance otherwise payable at the maturity date of this loan.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

ORGANIZATION AND BASIS OF PRESENTATION

Aquis Communications Group, Inc. ("Aquis" or the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it now operates three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of nineteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company recently entered the Midwestern region through a purchase of certain assets from SourceOne Wireless, Inc. ("SourceOne" or "SOWI") completed on January 31, 2000. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements. Customers include individuals, businesses, government agencies, hospitals and resellers.

On March 31, 1999, a wholly owned subsidiary of Paging Partners Corporation ("Paging Partners"), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. On June 30, 1999, a wholly owned subsidiary of the Company acquired SunStar Communications, Inc. On January 31, 2000, the Company completed its acquisition of certain assets of SourceOne. In May, 2000 the Company acquired certain paging assets of Suburban Paging, a regional paging services reseller headquartered in Pennsylvania. Finally, management has recently agreed to sell substantially all the net assets of its internet services operations in order to refocus its resources on its paging operations. These matters are more fully discussed in the condensed consolidated financial statements of the Company and the notes thereto.

GENERAL

The Company is a leading provider of paging and other wireless messaging services and markets one-way paging service and equipment to customers directly and through resellers. The Company also offers its customers both customer owned and maintained equipment or lease options for equipment.

The Company generates a substantial majority of its revenue from fixed periodic fees for paging services that are not generally dependent on usage. Usage sensitive charges consist primarily of overcalls and TNPP fees charged to resellers, and Calling Party Pays ("CPP") charges and overcalls charged to end users. For both the six and three month periods ended June 30, 2000, respectively, fixed fee revenue provided approximately 82% of total revenues, as compared to 94% for the six months ended June 30, 1999. This change is primarily the result of the CPP services added through the Company's January 31, 2000 acquisition of the operations of SourceOne and the TNPP services provided through the Paging Partners merger effected on March 31, 1999.

The ability to recover initial operating, selling and marketing costs and to achieve profitability is dependent on the average duration of each customer's subscription period. For as long as a subscriber continues to utilize the service, operating results benefit from the recurring fixed fee payments without the requirement of any incremental selling expenses. Conversely, customer disconnections adversely affect operating results. Each month a percentage of existing customers have their service terminated for reasons including failure to pay, dissatisfaction with service or coverage limitations, or switching to competing service providers. The average of the "normalized" (excluding the effects of the cancellation of certain units of Bell Atlantic Mobile) monthly disconnection or "churn rates" for the six-month periods ended June 30, 2000 and 1999, were 2.8% and 2.1%, respectively. Including the effects of the cancelled Bell Atlantic Mobile units, the current period rate was 3.9% The higher churn rate for the current six-month period is also attributed to units that were disconnected for non-payment by certain mid-west service resellers that were acquired in the SourceOne purchase.

This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

REVENUES

Paging services revenues for the six months ended June 30, 2000 increased by $1,088, or nearly 8%, over those of the corresponding period of 1999. The increase was primarily the results of the merger with Paging Partners on March 31, 1999, the purchase of traditional paging and calling party pays operations from SourceOne on January 31, 2000, the acquisition of paging assets from Suburban Paging in May, 2000, and from internal growth. Paging services revenues of $7,367 in the three months ended June 30, 2000 decreased by $450, or about 6%, from revenues of $7,817 in the three months ended June 30, 1999. The decrease was primarily the result of the cancellation of service to more than 60,000 unprofitable units previously resold to Bell Atlantic and was also affected by the cancellation of service to certain reseller units acquired from Paging Partners. Aquis and Bell Atlantic Mobile had entered into a reseller agreement for certain reseller units in connection with the purchase of assets from Bell Atlantic Paging Company at December 31, 1998. Aquis elected to cancel the reseller agreement for certain units in December, 1999, and for additional units in April, 2000 because these units were not profitable to the Company.

Increases in revenues from equipment sales were recognized during the three and six month periods, respectively, of $70 and $87. The increases resulted from certain sales to resellers in June 2000, and to a lesser extent, more sales of higher priced alpha pagers, partially offset by lower total unit volume during the current year. Internet services revenues were realized as the base of subscribers expanded during the periods in the current year. Since the internet business was acquired at the close of the quarter ended June 30, 1999, no revenues were realized by the Company during those earlier periods.

COST OF PAGING SERVICES

Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Third party carriers are utilized when a customer requires service outside of the Company's service area, and are most commonly used to provide nationwide coverage. The costs of such services declined to $3,238 and $1,466 during the six and three month periods ended June 30, 2000, respectively, from $3,541 and $2,070 during the corresponding periods in 1999. The decreases are primarily attributable to the cancellation of services to certain Bell Atlantic Mobile reseller units in December, 1999 and April, 2000.

COST OF EQUIPMENT SALES

The cost decrease of $62 during the current six-month period was due to a decrease in the number of units sold during the six months of the current year and the Company's shift to lower cost equipment. During the current three-month period, the cost of equipment sales increased $40, which is attributable to the aforementioned June 2000 sales to resellers and a greater demand for alpha messaging units.

TECHNICAL OPERATIONS

Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $1,767 and $3,809 in the three and six-month periods ended June 30, 2000, respectively, as compared to $1,287 and $1,975 in the year-earlier periods. The increases resulted from the additional costs required to operate the paging networks acquired from Paging Partners in March, 1999 and from SourceOne in January, 2000.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

SALES AND MARKETING

Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organizations, and other advertising and marketing expenses. These costs increased to $1,790 and $816 during the six-month and three-month periods ended June 30, 2000, or approximately 9% and 1% higher than those of the two corresponding periods ended in 1999. These increases resulted from increases in salary, benefits and commission expenses in 2000 as a result of a larger sales force covering both the Mid-Atlantic and Midwest market areas along with an increase in directory advertising expenses. Partially offsetting these increases were lower commission expenses associated with a revised commission plan implemented at the close of 1999.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs totaled $1,740 and $1,708 for the three-month periods ended June 30, 2000 and 1999, and $3,803 and $3,066 for the six-month periods then ended, respectively. During the first quarter of 2000, $693 was incurred in connection with the issuance of stock options in the hiring of the Company's President. Other than this, increased office rents, billing, data processing costs and customer service center costs associated with the subscriber bases acquired from Paging Partners, SourceOne and Suburban Paging were substantially offset by staff reductions implemented in late 1999.

INTERNET OPERATIONS

Internet operating expenses include all costs associated with providing internet services, such as communications and connectivity costs, sales and marketing expenses, customer service and other general and administrative support costs, and depreciation and amortization. No costs were incurred in the periods ended in 1999 because the operations were acquired at the mid-point of 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the six months ended June 30, 2000 increased over those expenses for the corresponding period in 1999 by $66, primarily as the result of the assets acquired from Paging Partners, SourceOne and Suburban Paging. For the three-month periods ended June 30, 2000 and 1999, these expenses decreased primarily as the result the sale of certain excess paging equipment.

INTEREST EXPENSE

Interest expense in the current three and six month periods of $919 and $1,725, respectively, includes interest on the Company's five year term loan with FINOVA Capital Corporation ("FINOVA"), its bridge loan and installment loan with FINOVA, as well as interest on certain other obligations. Interest expenses have increased over those of prior periods as the results of the borrowings incurred in order to finance the Paging Partners merger and the purchases of SunStar and SourceOne. Also contributing to the increases are higher interest rates in effect for these floating rate loans. These increases have been partially offset by the absence of letter of credit fees as incurred in the first quarter of 1999 in connection with the funding of the Bell Atlantic Paging acquisition.

PROVISION FOR INCOME TAXES

As of June 30, 2000 and 1999, the Company recorded no deferred tax asset. The future benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(IN THOUSANDS)

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

The Company's operations, excluding $337 used by internet operations, used about $564 of net cash during the current year to date, while operating activities provided net cash of $3,215 for the six months ended June 30, 1999. The primary use of cash during the six months ended June 30, 2000 and 1999 was the financing of paging subscriber receivables in the approximate net amounts of $1,237 and $2,744, respectively. For the six months ended June 30, 2000 and 1999, respectively, operating cash flows totaling $295 and $2,361, respectively, were provided by the growth of accounts payable as a result of the increased paging infrastructure acquired from Paging Partners and SourceOne, and of the deferral of payments to other vendors and suppliers.

Consolidation of the paging industry and continuing concerns about profitability and liquidity with respect to many companies in the industry has led the industry and the Company to a marketing strategy intended to focus on operating margins rather than on subscriber growth. Implementation of corresponding commission and other related plans has been substantially completed to ensure alignment of sales objectives and corporate goals to focus on higher-margin alphanumeric service, as well as value-added services. In response to the results of its June 30, 2000 operating activities the Company is continuing to pursue the strategies previously planned, including, but not limited to, the sale of its internet operations.

- The Company has continued to focus on growth of its core business and improvement in utilization of its paging system capacity. Through alternative sales initiatives and additional strategic alliances combining paging, email and the internet, along with the use of its paging network to broadcast information for content providers on a metered basis, the Company anticipates improvements in operating margins.

- Although revenues during the six-month periods ended June 30, 2000 exceeded those of 1999, the Company continues to face competitive pricing pressures in its markets, resulting in decreasing average revenue per unit, increased subscriber churn rates and lower operating margins. The units in service decreased from approximately 455,000 at June 30, 1999 to about 390,000 at June 30, 2000. This decrease is primarily attributable to the cancellation of Bell Atlantic Mobile units in December, 1999 and April, 2000. The Company is continuing marketing efforts to expand its units in service and will continue to explore strategic acquisitions to grow the customer base.

- The Company is continuing marketing efforts to regain some of the resellers lost as a result of certain integration issues connected with the Paging Partners merger.

- The Company continues to plan, explore and implement alternatives to offset these trends by ( i ) negotiating more favorable terms from existing and alternative paging equipment suppliers, and ( ii ) obtaining third party financing to finance such purchases. The Company has also executed an agreement for the sale of its non-core internet services assets. The agreement for sale, which contains customary conditions to the parties' obligation to complete the transaction, calls for the acquiring party to pay approximately $2 million in cash to the Company in return for substantially all of the Company's internet services business assets.

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

During 2000, the Company used net cash of $3,050 in connection with business acquisitions and for the purchase of and equipment, excluding $252 of expenditures related primarily to certain licensing of its internet activities. This represents a decline of $17,184 from 1999 net cash used for the same activities and is primarily related to the $18,535 of cash used in 1999 in connection with the paging assets purchased from BAPCO.

For the periods ended June 30, 2000 and 1999, net cash provided from financing activities totaled $2,813 and $19,242, respectively. The decrease is related to reduced borrowings during the current period under the Company's senior credit facility. The Company borrowed $2,450 during the current six-month period to complete the SourceOne transaction, and borrowed $20,500 during the period ended March 31, 1999 to complete the asset purchase from BAPCO. Concurrent with the loan of $2,450 in January, 2000, the Company agreed with its lender to forego any further borrowings under this facility. In April, 2000, the Company elected to make an additional payment of $1,250 to reduce the current year loan of $2,450 in order to avoid the increased interest rates that would have been assessed in the absence of such a payment. This payment was made through use of the proceeds of an 11% bridge loan extended to the Company in April, 2000 in the amount of $2,000. The balance of the bridge loan was used to pay associated fees and was used for the purchase of additional paging equipment and to meet general working capital needs.

The Company was not in compliance with certain debt covenants at December 31, 1999. Accordingly fees of $200 were paid in connection with issuance of the amendment and waiver issued by the lender in April 2000. As specified in this amendment, Aquis is also subject to certain quarterly contingent fees if future covenants are not met. Scheduled quarterly principal payments to the lender began on July 1, 2000, with principal payments totaling $1,294 coming due during the twelve months ended June 30, 2001.

Company management periodically prepares internal projections of cash flows, EBITDA, and other financial measures. These projections are based on the Company's business plan, certain operating assumptions and general conditions in the wireless industry. The assumptions made are believed to be reasonable, but are subject to uncertainty. As of the date of this Report, projected cash flows for the quarter ended March 31, 2001 are less than the estimated amounts expected to be required under the existing agreement with the Company's lender. If the Company was unable to meet these cash flow requirements, it would be in default of certain covenants currently in effect. In the event of default, the Company's lender could elect to demand payment of all amounts then outstanding. It is unlikely that the Company's cash and other liquid resources would be adequate to meet such a demand. Accordingly, on August 21, 2000, the Company orally agreed with its lender to modify certain terms of its existing Senior Loan Agreement, subject to execution of a written amendment. These modifications would permit the Company to retain all proceeds from the sale of its internet operations, give Aquis an option to reduce the scheduled principal payment due on July 1, 2001 from $514 to $200, and relaxes certain financial ratio covenants for 2001. In exchange, the Company has agreed to pay a certain fixed fee. Further, additional contingent fees of up to $250 per quarter will be added to the principal balance due at final maturity if the Company is unable to meet the financial ratios as amended in April, 2000. Finally, and also contingent upon the anticipated sale of the internet operations, a principal payment of $2,000 would be required on or before December 31, 2000 in order to avoid the assessment of a $500 fee and an interest rate increase of 2%. That fee would also be added to the principal balance otherwise payable at the maturity of this loan.

At June 30, 2000, the Company had a working capital deficit of $3,488, which represents a decrease of $406 from the deficit at December 31, 1999. The Company's working capital improved at June 30, 2000 primarily as the result of its agreement to sell the assets of its internet operations, which is expected to close at or around the close of the Company's third fiscal quarter of 2000. The Company does not anticipate that such working capital deficit will

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

continue in 2000 based on the funding it is seeking and on its belief that it will generate sufficient cash flows from the sale of its internet assets and from its paging operations to fund estimated working capital requirements.

The Company's principal source of liquidity at June 30, 2000 included cash and cash equivalents of about $473, a pending agreement to sell its internet business for cash in excess of $1,600, and its ability to generate cash from operations. The Company believes that these resources will be sufficient to meet the relaxed covenants that are the subject of the oral modifications of August 21, 2000 as well as its anticipated working capital and capital expenditure requirements through at least June 30, 2001. However, if cash from operations is not sufficient to fund the planned growth of the core business or if the Company experiences further ARPU deterioration or if certain contingencies are resolved unfavorably, the Company is prepared to implement the balance of its alternative business plan (the "Alternative Plan"). This Alternative Plan in its entirety called for the sale of the Internet subsidiary and other assets and for a reduction of planned marketing expenditures and capital expenditures. Implementing this plan, the Company has executed an agreement to sell the Internet subsidiary's net assets. It must also be noted that cash requirements of the paging business may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of available resources or as a result of an increased rate of attrition of the customer base.

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

AQUIS COMMUNICATIONS GROUP, INC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands)

As of June 30, 2000, the Company had approximately $27,550 of floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material to its operating results or its capitalization. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2000, the Company had no other significant material exposure to market risk.

PART II OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS.

       The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-K for the year ended December 31, 1999. As noted in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, during the first quarter ended March 31, 2000, the Issuer settled its arbitration with John X. Adiletta. At June 30, 2000, there were no other significant developments related to legal proceedings involving the Company.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.

       In May 2000, the Company issued 319,518 shares of its common stock to Suburban Connect L.P. as consideration for the Company's purchase of the assets of Suburban Paging. This issuance was exempt from registration under the Securities Act by virtue of Section 4(2) thereof.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5 OTHER INFORMATION.

       Reference is made to the Issuer's Reports on Forms 8K and 8-K/A filed with the Commission on April 17 and 18, 2000.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

       Exhibits Included Within:

       Exhibit 27  Financial Data Schedule

(a)    Reports on Form 8-K

       The Issuer filed reports on Form 8-K and 8-K/A with respect to the purchase of certain net assets of SourceOne Wireless, Inc. on February 15, 2000 and April 17 and 18, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SIGNATURE                      TITLE                         DATE

/s/ D. BRIAN PLUNKETT          Chief Financial               August 25, 2000
---------------------          and Accounting Officer
D. Brian Plunkett