Form 10-Q
period 2000-09-30
AQUIS COMMUNICATIONS GROUP INC
filed 2000-11-20
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                 Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of September 30, 2000 there were 17,611,000 shares of the Registrant's Common Stock outstanding.

                        AQUIS COMMUNICATIONS GROUP, INC.


                               INDEX TO FORM 10-Q

                                                                                                                       PAGE

Part I    Financial Information:

Item 1 -  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999..........................       3

     Condensed Consolidated Statements of Operations for the
     Three and Nine Month Periods Ended September 30, 2000 and 1999................................................       4

     Condensed Consolidated Statements of Cash Flows for the
     Nine Month Periods Ended September 30, 2000 and 1999..........................................................       5

     Notes to Condensed Consolidated Financial Statements..........................................................       6

Item 2 -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations........................................................      12

Item 3 -  Quantitative and Qualitative Disclosures
              About Market Risks...................................................................................      19

Part II   Other Information:

Item 1 -  Legal Proceedings........................................................................................      20

Item 2 -  Changes in Securities....................................................................................      20

Item 3 -  Defaults Upon Senior Securities..........................................................................      20

Item 4 -  Submission of Matters to a Vote of Security Holders......................................................      20

Item 5 -  Other Information........................................................................................      20

Item 6 -  Exhibits and Reports on Form 8-K.........................................................................      20

Signature     .....................................................................................................      21


AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)


                                                                               SEPTEMBER 30,   DECEMBER 31,
                                         ASSETS:                                   2000           1999
                                                                                --------       --------


Current assets:
   Cash                                                                         $    466       $    973
   Accounts receivable, net of allowance for doubtful accounts
     of $1,810 at September 30, 2000 and $939 at December 31, 1999                 6,085          4,933
   Inventory                                                                         243            228
   Acquisition escrow deposits                                                        --            200
   Note receivable, related party, net of allowance of $800                          529             --
   Prepaid expenses and other current assets                                         854          1,072
                                                                                --------       --------
       Total current assets                                                        8,177          7,406

Fixed assets, net                                                                 11,599         10,461
Intangible assets, net                                                            17,303         20,092
Deferred charges and other assets                                                  1,585          1,365
                                                                                --------       --------

       Total assets                                                             $ 38,664       $ 39,324
                                                                                ========       ========

                                      LIABILITIES:
Current liabilities:
   Current maturities of long term debt                                         $  2,140       $    508
   Accounts payable                                                                6,829          6,750
   Accrued expenses                                                                1,759          2,535
   Deferred revenue                                                                1,081            930
   Customer deposits                                                                 444            577
                                                                                --------       --------
       Total current liabilities                                                  12,253         11,300



Long term debt, net of current maturities                                         27,566         25,963
                                                                                --------       --------
       Total liabilities                                                          39,819         37,263
                                                                                --------       --------
Commitments and contingencies

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized,
   15,000 issued at September 30, 2000, none issued 1999                           1,575             --
                                                                                --------       --------

                             STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $0.01 par value, 75,000,000 shares authorized, 17,611,000 and
   16,551,000 shares issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively                                                   176            166
Additional paid in capital                                                        16,014         13,195
Accumulated deficit                                                              (18,870)       (11,175)
Note receivable from stockholder                                                     (50)          (125)
                                                                                --------       --------
       Total stockholders' equity (deficit)                                       (2,730)         2,061
                                                                                --------       --------
       Total liabilities and stockholders' equity (deficit)                     $ 38,664       $ 39,324
                                                                                ========       ========



See notes to condensed consolidated financial statements.                     3

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)


                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,   SEPTEMBER 30,
                                                            2000                1999                  2000            1999
                                                       -----------         -----------           -----------     ------------
Revenues:
   Paging services                                     $     6,641         $     8,422            $   21,839      $    22,533
   Internet services                                           178                  39                   513               39
   Equipment sales                                             176                 256                   631              623
                                                       -----------         -----------           -----------     ------------


     Total revenues                                          6,995               8,717                22,983           23,195
                                                       -----------         -----------           -----------     ------------


Operating expenses:
   Paging services                                           1,088               2,027                 4,326            5,568
   Cost of equipment sales                                     167                 288                   583              766
   Technical operations                                      1,734               1,685                 5,543            3,660
   Sales and marketing                                         783               1,018                 2,573            2,655
   General and administrative                                1,512               1,782                 5,311            4,848
   Internet operations                                         511                 301                 1,395              301
   Depreciation and amortization                             2,644               3,015                 7,580            7,885
   Provision for doubtful accounts                             216                 216                   820              685
   Costs of/(costs recovered from)
      abandoned acquisitions                                  (128)                355                  (128)             355
                                                       -----------         -----------           -----------     ------------



     Total operating expenses                                8,527              10,687                28,003           26,723
                                                       -----------         -----------           -----------     ------------

Operating loss                                              (1,532)             (1,970)               (5,020)          (3,528)

Gain on disposal of assets                                    (108)                (29)                 (127)             (29)
Interest expense, net                                        1,073                 761                 2,802            2,335
                                                       -----------         -----------           -----------     ------------



     Net loss                                               (2,497)             (2,702)               (7,695)          (5,834)
Preferred stock dividends                                      (28)                 --                   (75)              --
                                                       -----------         -----------           -----------     ------------

     Loss attributable to common stockholders          $    (2,525)        $    (2,702)          $    (7,770)    $     (5,834)
                                                       ===========         ===========           ===========     ============

Net loss per common share:
     - Basic and diluted                               $     (0.14)        $     (0.17)          $     (0.45)   $       (0.43)
                                                       ===========         ===========           ===========     ============


Weighted average common shares outstanding              17,611,000          16,371,000            17,272,000       13,529,000
                                                       ===========         ===========           ===========     ============


See notes to condensed consolidated financial statements.                     4

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)


                                                                                   NINE MONTHS       NINE MONTHS
                                                                                      ENDED             ENDED
                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                                      2000               1999
                                                                                  -------------     -------------
Cash flows from operating activities:
   Net loss                                                                          $ (7,695)        $ (5,834)
   Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities:
       Depreciation and amortization                                                    7,798            7,942
       Cost of beneficial conversion feature of convertible debt                          222               --
       Amortization of deferred financing costs                                           280              102
       Gain on sale of assets                                                            (127)             (29)
       Provision for doubtful accounts                                                    820              685
       Compensation paid with stock options                                               693               --
       Costs of/(cost recoveries from) abandoned acquisitions                              --              355
       Changes in assets and liabilities, net of businesses acquired:
         Accounts receivable                                                           (2,037)          (3,246)
         Inventory                                                                       (845)            (795)
         Prepaid expenses and other current assets                                        339             (329)
         Accounts payable and accrued expenses                                            182            4,591
         Deferred revenues and customer deposits                                         (368)            (774)
                                                                                     --------         --------

         Net cash (used in) provided by operating activities                             (738)           2,668
                                                                                     --------         --------
Cash flows from investing activities:
   Business acquisitions                                                               (2,443)         (18,940)
   Capital expenditures                                                                (1,086)          (1,171)
   Acquisition deposits                                                                   200           (1,322)
   Deferred business acquisition costs                                                   (117)          (1,027)
   Sale of fixed assets                                                                 1,415              499
                                                                                     --------         --------
         Net cash used in investing activities                                         (2,031)         (21,961)
                                                                                     --------         --------
Cash flows from financing activities:
   Net proceeds from stock options exercised                                              304               --
   Issuance of long term debt                                                           4,450           25,315
   Repayment of long term debt                                                         (1,500)              --
   Repayment of notes payable to stockholders                                              --             (520)
   Repayment of notes payable                                                              --           (4,150)
   Repayment of capital lease obligations                                                (173)          (1,608)
   Refinancing of capital lease obligation                                                 --            1,314
   Deferred financing and other costs                                                    (819)            (706)
                                                                                     --------         --------
         Net cash provided by financing activities                                      2,262           19,645
                                                                                     --------         --------
(Decrease) increase in cash                                                              (507)             352
Cash, beginning of period                                                                 973               --
                                                                                     --------         --------
Cash, end of period                                                                  $    466         $    352
                                                                                     ========         ========


See notes to condensed consolidated financial statements.                     5

AQUIS COMMUNICATIONS GROUP, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except for share information)

1.       BASIS OF PRESENTATION:

Aquis Communications Group, Inc. ("Aquis" or the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it operates three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company entered the Midwest through a purchase of certain assets from SourceOne Wireless, Inc. ("SourceOne" or "SOWI") completed on January 31, 2000. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements. Customers include individuals, businesses, government agencies, hospitals and resellers.

On March 31, 1999, a wholly owned subsidiary of Paging Partners Corporation ("Paging Partners"), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. On June 30, 1999, a wholly owned subsidiary of the Company acquired SunStar Communications, Inc. ("SunStar") pursuant to the terms of a stock purchase agreement. Due to its ongoing requirements for cash to fund growth and operations, the assets of this Internet services provider were sold on August 31, 2000, providing an approximate gain of $900 before giving effect to a valuation allowance of $800. On January 31, 2000, the Company completed its acquisition of certain assets of SourceOne Wireless. On May 22, 2000, Aquis acquired certain paging assets of Suburban Paging, a regional paging services reseller headquartered in Pennsylvania. These acquisitions have been accounted for under the purchase method of accounting.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the merger with Paging Partners. These statements also include the acquisitions of SunStar, the net assets of SourceOne and the net assets of Suburban Paging from their dates of acquisition. The revenues and operating expenses of the Company's Internet operations are presented separately in the Statement of Operations. A note receivable in the gross amount of $1,329 and a valuation allowance in the amount of $800 have both been recorded to reflect the sale of the Internet assets. The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of September 30, 2000 and December 31, 1999, the consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999, and the related consolidated cash flows for the nine month periods ended September 30, 2000 and 1999. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. All material intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Continued                                                                     6

AQUIS COMMUNICATIONS GROUP, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                                                      2000               1999
                                                                                 -------------      -------------
         Revenue                                                                 $      23,277      $      32,361
                                                                                 =============      =============

         Net loss                                                                $      (7,691)     $     (11,279)
         Preferred stock dividends                                                         (84)               (84)
                                                                                 -------------      -------------
         Net loss attributable to common stockholders                            $      (7,775)     $     (11,364)
                                                                                 =============      =============

         Net loss per common share - basic and diluted                           $       (0.45)     $       (0.69)
                                                                                 =============      =============


The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 1999.


Continued                                                                      7

AQUIS COMMUNICATIONS GROUP, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(In thousands, except for share information)

3.       SALE OF INTERNET SERVICES BUSINESS

On August 31, 2000, the Company completed the sale of the net assets of its Internet services business to a private group that included a Director and the current CEO of the Company. The net assets sold totaled approximately $1,400, consisted primarily of licenses, other intangibles and receivables, and were net of current liabilities at August 31, 2000 that totaled approximately $650. Including those current liabilities at August 31, all of which were assumed by the purchaser, the total purchase price was approximately $2,966 providing a gain on this transaction of $908. In consideration for this sale, and in addition to deposits received by the closing date, Aquis also received a note in the amount of $1,329, maturing not later than December 31, 2000. The Company has provided an allowance of $800 against this note for that portion not yet collected and thereby deferred $800 of the gain provided by this transaction until further payments are received. The revenues and expenses realized from Internet operations have been presented separately in the Statements of Operations and reflect operating losses of $333 and $882 for the three and nine-month periods ended September 30, 2000. Internet operations during the nine months ended september 30, 2000 used cash flows of $700, and $277 was invested in licensing and other assets during that time.

4.       LONG-TERM DEBT:

On October 23, 1998, ACI entered into a five-year term loan agreement (the "Senior Loan Agreement") with FINOVA Capital Corporation ("FINOVA") which provided a $30,000 credit facility. The FINOVA loan has a term of five years. As originally agreed, the loan required graduated increasing quarterly principal repayments ranging from .5% to 3.5% of outstanding principal beginning on July 1, 2000, with the balance due on December 31, 2003. The interest rate was set at a rate based on Citibank, N.A.'s corporate base rate plus 175 basis points. The Company could also elect an interest rate on a part of the FINOVA loan based on a London Inter-Bank Official Overnight Rate plus 450 basis points. The Company's assets, presently owned and acquired subsequently, and all issued and outstanding equity interests in the Company's operating subsidiaries, collateralize this loan. The loan agreement contains various covenants, including restrictions on capital expenditures and compliance with certain financial ratios. At December 31, 1999, the Company did not meet its senior debt leverage requirement.


Continued                                                                      8

AQUIS COMMUNICATIONS GROUP, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(In thousands, except for share information)



On January 26, 2000, the FINOVA loan was amended in connection with the SourceOne acquisition. The Company borrowed an additional $2,450 from FINOVA on January 31, 2000 to consummate the acquisition (the "SourceOne Portion"). The effect of the amendment was to limit the facility to the amount outstanding after this transaction, or a total of $27,765, to modify certain financial ratios and to increase the interest rate on the SourceOne Portion to Citibank, N.A.'s corporate base rate plus 400 basis points. Also, a prepayment of principal of $1,250 (the "Special Prepayment") was required to be applied to the outstanding balance of the SourceOne Portion. The Company and FINOVA further amended the loan agreement on April 12, 2000. The effects of this amendment were to waive the Company's non-compliance at December 31, 1999, to modify certain required financial ratios, and to encourage Aquis to make the Special Prepayment of principal of $1,250 before April 15, 2000. All conditions were satisfied, the Special Prepayment was paid, and the Company thereby reduced its cost of borrowings through avoidance of the specified higher interest rates and reduction of the outstanding loan balance.

On April 10, 2000, Aquis entered into an agreement to obtain a $2 million bridge loan with AMRO International as interim funding pending completion of additional prospective financing. The debt is subordinate to the Company's senior debt and is unsecured. This agreement provides for an interest rate of 11%, a scheduled maturity date on October 12, 2001 and also provides for interest to accrue until the earlier of its maturity date or conversion. At the lender's election not earlier than 120 days from the date of funding, this loan is convertible into the Company's common stock at 90% of the then-current market value. The cost of this beneficial conversion feature or discount to market price, estimated at $222, has been charged against current year results of operations. At the Company's election, the loan is redeemable at 115% of face value if such election is made after the initial 118 days subsequent to funding.

Proceeds from this loan were used during April 2000 to make the Special Prepayment of $1,250 to FINOVA. The balance was used to pay certain fees incurred in connection with the FINOVA loan modifications arranged during 2000, to pay certain costs incurred in connection with this bridge loan, and for general corporate purposes.

On September 27, 2000, the Company and FINOVA agreed to modify the terms of its Senior Loan Agreement, as amended. These modifications permit the Company to retain all proceeds from the sale of its Internet operations, give the Company an option to reduce the scheduled principal payment due on July 1, 2001 from $514 to $200, and relaxes certain financial ratio covenants through September 30, 2001. In exchange, the Company has agreed to pay a fee of $100. Further, additional contingent fees of up to $250 per quarter are to be added to the principal balance due at final maturity if the Company is unable to meet the financial ratios as amended in April 2000. Finally, a principal payment of $2,000 is required on or before December 31, 2000 in order to avoid the assessment of a $500 fee and an interest rate increase of 2%. That fee, at the Company's election, would also be added to the principal balance otherwise payable at the maturity date of this loan.

At September 30, 2000, the balance of the Senior Loan outstanding was $26,382 and is subject to floating interest rates. Of that total, $1,200, the SourceOne Portion, carried an interest rate of 13.5% at that time. The balance was subject to a rate of 11.25%. The remaining balance of long term debt outstanding consisted principally of borrowings made pursuant to the bridge loan of April 2000 and to the Installment Loan, discussed below.

During the second quarter of 1999, the Company refinanced the capital lease obligations that were assumed as a result of the merger with Paging Partners. Terms of the new obligation (the "Installment Loan") include a principal amount of $1,300, a 60-month repayment schedule, an interest rate indexed to the yield for five year Treasury Notes, and is collateralized by the underlying equipment


Continued                                                                      9

AQUIS COMMUNICATIONS GROUP, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(In thousands, except for share information)


5.       COMMON STOCK ISSUED:

During the nine months ended September 30, 2000, proceeds from the exercise of stock options in the amount of $304 were received, net of related transaction costs. In connection with these transactions, 331,000 shares of the Company's common stock were issued. In addition, in connection with the purchase of assets from Suburban Paging in May 2000, the Company issued 319,500 shares as consideration for the paging assets purchased. Finally, in April 2000, the Company issued 133,000 shares, valued at $400, to its former President which was expensed as part of its settlement of a certain employment-related dispute.

In January, 2000, Aquis made cash payments totaling $205, issued a note payable in the face amount of $350, and issued 275,000 shares of the Company's common stock valued at $380 to a law firm in exchange for services provided. A former member of the Board of Directors was a partner in this firm. The note issued in connection with this transaction is payable in 20 equal monthly installments bearing interest at the rate of 8.5%. The balance outstanding pursuant to this note was approximately $235 at September 30, 2000.

6.       NET LOSS PER COMMON SHARE:

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options, warrants, convertible securities or other contracts requiring the issuance of common stock were converted into common stock during the periods presented. The Company has not presented diluted EPS because the effect would be anti-dilutive.

7.       COSTS OF (COST RECOVERIES FROM) ABANDONED ACQUISITIONS:

The Company settled certain legal proceedings involving Francis Communications Texas, Inc. ("Francis") in September, 2000 through the return of the escrow deposit originally made to secure its purchase of certain assets of Francis. Aquis also recovered the costs of certain professional services incurred by Aquis in this matter. The net recovery of amounts previously written off in 1999 are presented in the current periods as costs recovered from abandoned acquisitions.

8.       COMMITMENTS AND CONTINGENCIES:

The Company and its former President severed their employment relationship in September 2000. In connection with that matter, certain options to purchase 600,000 shares of Aquis' common stock did not vest and were accordingly cancelled, the exercise period for vested options to purchase 300,000 shares was set at five years, and the results of operations were charged $50 during the current period for the balance of the salary due under this President's employment agreement.

Continued                                                                     10

AQUIS COMMUNICATIONS GROUP, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

(In thousands, except for share information)

9.       SUPPLEMENTAL CASH FLOW DATA:

During the nine months ended September 30, 2000, the Company purchased certain assets of SourceOne and Suburban Paging. During the nine months ended September 30, 1999, the Company merged with Paging Partners Corporation and acquired SunStar Communications, Inc. as more fully discussed in Note 1. Cash paid in connection with these acquisitions is as follows:



                                                                                   NINE MONTHS       NINE MONTHS
                                                                                      ENDED             ENDED
                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                                      2000               1999
                                                                                  -------------     -------------
Supplemental information on businesses acquired:
   Fair value of assets acquired                                                      $ 8,083         $ 11,217
   Liabilities assumed                                                                 (1,801)          (3,262)
   Exchange of common stock                                                            (1,598)          (7,197)
   Exchange of preferred stock                                                         (1,500)              --
   Accrued or deferred transaction costs                                                 (501)            (183)
                                                                                      -------         --------

   Cash paid                                                                            2,683              575
   Less: cash acquired                                                                   (240)            (170)
                                                                                      -------         --------
     Net cash paid                                                                      2,443              405
   Cash paid in connection with BAPCO acquisition                                          --           18,535
                                                                                      -------         --------

     Total                                                                            $ 2,443         $ 18,940
                                                                                      =======         ========




The Company paid cash for interest during the respective nine-month periods ended September 30, 2000 and 1999 in the amounts of $2,355 and $1,874. Additional fees to obtain funding and for letters of credit in the amount of $298 were also paid in 1999.

10.      LIQUIDITY:

The Company's management periodically prepares internal projections of cash flows, EBITDA, and other financial measures. These projections are based on the Company's business plan, certain operating assumptions and general conditions in the wireless industry. The assumptions made are believed to be reasonable, but are subject to uncertainty. As of the date of this Report, projected financial ratios for the quarter ended December 31, 2001 are less than those expected to be required under the existing agreement with the Company's lender. If the Company was unable to meet these cash flow requirements, it would be in default of certain covenants currently in effect. In the event of default, the Company's lender could elect to demand payment of all amounts then outstanding. It is unlikely that the Company's cash and other liquid resources would be adequate to meet such a demand. Accordingly, on September 27, 2000, the Company and its lender modified certain terms of its Senior Loan Agreement, establishing relaxed covenant standards that better reflected current business plans and expectations. There is no assurance that the Company's lender will agree to additional modifications if necessary in the future.

The Company's principal source of liquidity at September 30, 2000 included cash and cash equivalents of about $466, a note receivable of $1,329 (against which a valuation allowance of $800 has been provided pending collection) arising from the sale of its Internet business, and its ability to generate cash from operations. The Company believes that these resources will be sufficient to meet the relaxed covenants that are specified by the modifications made on September 27, 2000 as well as its anticipated working capital and capital expenditure requirements through at least September 30, 2001. However, if cash from operations is not sufficient to fund the planned growth of the core business or if the Company experiences further ARPU deterioration or if certain other contingencies are resolved unfavorably, the Company is prepared to implement the balance of its alternative business plan (the "Alternative Plan"). This Alternative Plan in its entirety called for the sale of the Internet subsidiary and other assets and for a reduction of planned marketing expenditures and capital expenditures. As discussed, the Company has sold its Internet assets and has implemented certain staff reductions through attrition. It must also be noted that cash requirements of the paging business may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of available resources or as a result of an increased rate of attrition of the customer base.

11.      SUBSEQUENT EVENTS:

In October, 2000, NASDAQ notified the Company that its securities would be de-listed from the NASDAQ SmallCap Market. Its securities subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB.

Continued                                                                     11

AQUIS COMMUNICATIONS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

ORGANIZATION AND BASIS OF PRESENTATION

Aquis Communications Group, Inc. ("Aquis" or the "Company") is a Delaware holding company. Through its operating companies, it operates three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company entered the Midwestern region through a purchase of certain assets from SourceOne Wireless, Inc. ("SourceOne" or "SOWI") completed on January 31, 2000. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements. Customers include individuals, businesses, government agencies, hospitals and resellers.

On March 31, 1999, a wholly owned subsidiary of Paging Partners Corporation ("Paging Partners"), merged with Aquis Communications, Inc. ("ACI") in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. On June 30, 1999, a wholly owned subsidiary of the Company acquired SunStar Communications, Inc. Due to its ongoing requirements for cash to fund growth and operations, Management sold this Internet services provider on August 31, 2000. This transaction will provide a gain of $900 upon collection of the balance of the purchase price. At September 30, 2000, an allowance of $800 for the uncollected portion of the note received from the purchaser has been provided. On January 31, 2000, the Company completed its acquisition of certain assets of SourceOne. In May, 2000 the Company acquired certain paging assets of Suburban Paging, a regional paging services reseller headquartered in Pennsylvania. These matters are also discussed in the condensed consolidated financial statements of the Company and the notes thereto and this discussion should be read in conjunction with those statements and related notes.


GENERAL

The Company is a leading provider of paging and other wireless messaging and communications services and markets one-way paging service and equipment to customers directly and through resellers. The Company also offers its customers both customer owned and maintained ("COAM") equipment or lease options for equipment.

A substantial majority of the Company's revenue is provided by fixed periodic fees for paging services that are not generally dependent on usage. Usage sensitive charges consist primarily of charges for that number of messages exceeding the number of messages included in the fixed basic monthly rate, or "overcalls", and TNPP fees charged to resellers, and Calling Party Pays ("CPP") charges and overcalls charged to end users. TNPP fees are charged to resellers on a per-character basis for messages sent to the reseller's subscribers over the Company's communications network. CPP fees are charged to the party sending a message to a company-enabled pager, primarily on the basis of a flat fee per message. For both the nine and three month periods ended September 30, 2000, respectively, fixed fee paging revenue provided approximately 86% and 90% of total revenues, as compared to 94% for the nine months ended September 30, 1999. This change is primarily the result of the CPP services added through the Company's January 31, 2000 acquisition of the operations of SourceOne and the TNPP services provided through the Paging Partners March 31, 1999 merger.

The ability to recover initial operating, selling and marketing costs and to achieve profitability is dependent on the average duration of each customer's subscription period. During each subscriber's service period, operating results benefit from the recurring fixed fee payments without the requirement of any incremental selling expenses. Conversely, customer disconnections adversely affect operating results. Each month a percentage of existing customers have their service terminated for reasons including failure to pay, dissatisfaction with service or coverage limitations, or switching to competing service providers. The average of the "normalized" (excluding the effects of the cancellation of certain units of Bell Atlantic Mobile and the reseller subscriber base) monthly disconnection or "churn rates" for the nine-month periods ended September 30, 2000 and 1999, were 3.5% and 3.3%, respectively.


Continued                                                                     12

AQUIS COMMUNICATIONS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

Including the effects of the cancelled Bell Atlantic Mobile units and the reseller base, the churn rate was 3.8% in 2000. The higher churn rate for the current nine-month period is largely attributed to units that were disconnected for non-payment by certain mid-west service resellers that were acquired in the SourceOne purchase and the cancelled Bell Atlantic Mobile units.


REVENUES

Paging services revenues for the nine months ended September 30, 2000 declined by $694 to $21,839, or about 3%, from those of the corresponding period of 1999. For the respective three-month periods, paging revenues declined from $8,422 to $6,641. The decreases are attributed to several factors. First, service was cancelled for more than 60,000 unprofitable units previously resold to Bell Atlantic Mobile ("Bell"), as was service to certain reseller units acquired from Paging Partners. Aquis and Bell entered into a reseller agreement for certain reseller units in connection with the purchase of assets from Bell at December 31, 1998. Aquis elected to cancel the reseller agreement for certain units in December, 1999, and for additional units in April, 2000 because these units were not profitable to the Company. Second, Aquis along with the rest of the industry has experienced steady pricing pressures. Accordingly, average revenue per unit, or ARPU, has declined for both its end-user and reseller lines of business. Contributing to the decline in end-user pricing has been the move toward COAM pager use, reducing the rental revenues previously derived from leased equipment. Finally, the percentage of the lower-margin reseller units to total units in service has increased, reaching 58% at September 30, 2000 as compared to 55% one year earlier. Partially offsetting the declines were the revenues added through the merger with Paging Partners on March 31, 1999, the purchase of traditional and calling party pays operations from SourceOne on January 31, 2000, the acquisition of paging assets from Suburban Paging in May, 2000, and from internal growth.

Revenues from equipment sales were nearly flat during the nine-month periods, and, for the three-month period in 2000 declined about 31% from those realized for the three months ended September 30, 1999. The decline during the three-month periods resulted from lower total volume, but was offset by more sales of higher priced alpha pagers during current quarter. In addition to the effects of marketplace and technological competition, lower overall sales volume was also effected by the Company's need for additional capital to purchase paging units for lease or resale. The Company has managed to eliminate the prior-year pager sales subsidies incurred as a result of its concentration on margins, rather than volume strategies. Finally, although the Internet assets were sold on August 31, 2000, Internet services revenues increased during both the three and nine-month periods of the current year. The nine-months ended September 30, 1999 included only three months of operations from the date that these Internet operations were acquired.


COST OF PAGING SERVICES

Cost of service consists of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Third party carriers are utilized when a customer requires service outside of the Company's service area, and are most commonly used to provide nationwide coverage. The costs of such services declined to $4,326 and $1,088 during the nine and three-month periods ended September 30, 2000, respectively, from $5,568 and $2,027 during the corresponding periods in 1999. The decreases are primarily attributable to the cancellation of services to certain Bell Atlantic Mobile reseller units in April 2000 and to the decline in the end-user subscriber base.


COST OF EQUIPMENT SALES

The cost decrease of $121 during the current three-month period was primarily due to a 40% decrease in the number of units sold during the three months of the current year and to the Company's shift to lower cost equipment. Costs during the nine-month periods also decreased, to $583 from $766, due to similar factors.

Continued                                                                     13

AQUIS COMMUNICATIONS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)


TECHNICAL OPERATIONS

Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses, excluding those related to Internet operations, totaled $1,734 and $5,543, in the three and nine-month periods ended September 30, 2000, respectively, as compared to $1,685 and $3,660 in the year-earlier periods. The increases resulted from the additional costs required to operate the paging networks acquired from Paging Partners in March 1999 and from SourceOne in January 2000.


SALES AND MARKETING

Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organizations, and other advertising and marketing expenses. These costs decreased to $2,573 and $783 during the nine-month and three-month periods ended September 30, 2000, or approximately 3% and 23% lower than those of the two corresponding periods ended in 1999. These three-month decreases resulted from certain staff reductions in targeted markets and from reduced commission expenses associated with a revised commission plan implemented at the close of 1999.


GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs totaled $1,512 and $1,782 for the three-month periods ended September 30, 2000 and 1999, and $5,311 and $4,848 for the nine-month periods then ended, respectively. During the first quarter of 2000, $693 was incurred in connection with the issuance of stock options in the hiring of the Company's former President. Contributing to the cost reductions during the periods presented were certain administrative and service staff reductions initiated during the fourth quarter of 1999. Partially offsetting the decreases were increases in billing and data processing costs due to costs to convert and integrate the SourceOne and Suburban subscriber data bases and increased professional fees associated with the various legal matters discussed elsewhere in this document.

INTERNET OPERATIONS

Internet operating expenses include all costs associated with providing Internet services, such as communications and connectivity costs, sales and marketing expenses, customer service and other general and administrative support costs, and depreciation and amortization. Costs incurred during the periods ended in 1999 totaled $301 as compared to $511 and $1,395 for the three and nine-months ended September 30, 2000 because the operations were acquired on June 30, 1999 and a smaller customer base required a smaller support structure in 1999. Overall, Internet operating losses totaled $882 and $333 for the nine and three-month periods ended September 30, 2000, as compared to $262 for both periods in 1999. The sale of these operations was completed on August 31, 2000.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the nine and three-month periods ended September 30, 2000 decreased from that of the corresponding periods in 1999 as the result of the sale of certain excess paging assets. Partially offsetting the decreased expenses was depreciation of the assets acquired from Paging Partners for six months in 1999 and of the SourceOne and Suburban Paging assets used for eight and four months in 2000, respectively.

Continued                                                                     14

AQUIS COMMUNICATIONS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)


INTEREST EXPENSE

Interest expense in the current three and nine month periods of $1,073 and $2,802, respectively, includes interest on the Company's five year term loan with FINOVA Capital Corporation ("FINOVA"), its bridge loan and installment loan with FINOVA, as well as interest on certain other obligations. It also includes the $222 estimated cost of the beneficial conversion feature granted to AMRO International in conjunction with the bridge loan. Interest expenses have increased over those of prior periods as the results of the borrowings incurred in order to finance the Paging Partners merger and the purchases of SunStar and SourceOne. Also contributing to the increases are higher interest rates in effect for the floating rate loans payable to FINOVA. These increases have been partially offset by the absence of letter of credit fees as incurred in the first quarter of 1999 in connection with the funding of the Bell Atlantic Paging acquisition.


PROVISION FOR INCOME TAXES

As of September 30, 2000 and 1999, the Company recorded no deferred tax asset. The future benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require substantial funds to finance the growth of its existing operations and customer base, expansion into new markets and strategic acquisitions. Additional cash requirements include debt service, working capital and general corporate requirements.

The Company's operations used about $738 of net cash during the current year to date, while operating activities provided net cash of $2,668 for the nine months ended September 30, 1999. The primary use of cash during the nine months ended September 30, 2000 and 1999 was the increase in paging subscriber receivables in the approximate net amounts of $2,037 and $3,246, respectively. For the nine months ended September 30, 2000 and 1999, operating cash flows totaling $182 and $4,591, respectively, were provided by the growth of accounts payable as a result of the increased paging infrastructure acquired from Paging Partners and SourceOne, and of the deferral of payments to other vendors and suppliers, including the deferral of interest due at the maturity of the bridge loan due to AMRO International and the non-cash cost of the beneficial conversion feature granted to AMRO in connection with the convertible debenture issued to them.

Consolidation of the paging industry and continuing concerns about profitability and liquidity with respect to many companies in the industry has led the industry and the Company to a marketing strategy intended to focus on operating margins rather than on subscriber growth. Implementation of corresponding commission and other related plans has been substantially completed to ensure alignment of sales objectives and corporate goals to focus on higher-margin alphanumeric service, as well as value-added services. To improve liquidity, reduce operating losses and comply with its Agreement with FINOVA, the Company completed the sale of its Internet assets. In response to the results of its September 30, 2000 operating activities the Company is pursuing strategies previously planned.

Continued                                                                     15

AQUIS COMMUNICATIONS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

o The Company has continued to focus on growth of its core business and improvement in utilization of its paging system capacity. Through alternative sales initiatives and additional strategic alliances combining paging, email and the Internet, along with the use of its paging network to broadcast information for content providers on a metered basis, the Company anticipates improvements in operating margins. It has recently signed several interconnection agreements with Verizon Wireless that are expected to provide call termination revenues and provide lower operating costs.

o Overall revenues during the nine-month period ended September 30, 2000 were 1% less than those of 1999, and the Company continues to face competitive pricing pressures in its markets, resulting in decreasing average revenue per unit, increased subscriber churn rates and lower operating margins. Total units in service decreased from approximately 391,000 at September 30, 1999 to about 387,000 at September 30, 2000, and included a shift toward a heavier weighting of lower-revenue reseller units. The Bell Atlantic Mobile units cancelled in December 1999 and April 2000 was largely offset by the acquired SourceOne and Suburban subscriber bases. The Company is continuing marketing efforts to expand its units in service and will continue to explore strategic acquisitions to grow the customer base.

o The Company is continuing marketing and administrative efforts to regain some of the resellers lost as a result of certain integration issues connected with the Paging Partners merger.

o Aquis has signed an agreement with Sprint to market Sprint's PCS communications services in an effort to leverage the efforts of the Company's direct sales staff. Sprint is providing the handsets, eliminating the need for capital investment.

o The Company continues to plan, explore and implement alternatives to offset these trends by ( i ) negotiating more favorable terms from existing and alternative paging equipment suppliers, and ( ii ) obtaining third party financing to finance such purchases.

During 2000, the Company used net cash of $3,529 in connection with business acquisitions and for the purchase of equipment, including $252 of expenditures related primarily to certain licensing of its Internet activities. This represents a decline of $16,582 from 1999 net cash used for the same activities and is primarily related to the $18,535 of cash used in 1999 in connection with the paging assets purchased from BAPCO.

During the nine months ended September 30, 2000 and 1999, net cash provided from financing activities totaled $2,262 and $19,645, respectively. The Company borrowed $2,450 and $2,000 during the current nine-month period to complete the SourceOne transaction and pay down the FINVOA debt, respectively, and borrowed $20,500 in January 1999 to complete the asset purchase from BAPCO. Concurrent with the loan of $2,450 in January, 2000, the Company agreed with its lender to forego any further borrowings under this facility. In April, 2000, the Company elected to make an additional payment of $1,250 to reduce the current year loan of $2,450 from FINOVA in order to avoid the increased interest rates that would have been assessed in the absence of such a payment. This payment was made through use of the proceeds of the 11% bridge loan extended to the Company by AMRO International in April, 2000 in the amount of $2,000. The balance of the bridge loan was used to pay associated fees, for the purchase of additional paging equipment and to meet general working capital needs.

The Company was not in compliance with a debt covenant related to its senior debt leverage at December 31, 1999. Accordingly fees of $200 were paid in connection with issuance of the amendment and waiver issued by the lender in April 2000. This amendment also subjects Aquis to certain quarterly contingent fees if future covenants are not

Continued                                                                     16

AQUIS COMMUNICATIONS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

met. Scheduled quarterly principal payments to the lender began on July 1, 2000, with principal payments totaling $1,676 coming due during the twelve months ending September 30, 2001. Aquis may elect to reduce one of the principal installments by about $300 in 2001 in exchange for the payment of additional fees.

Company management periodically prepares internal projections of cash flows, EBITDA, and other financial measures. These projections are based on the Company's business plan, certain operating assumptions and general conditions in the wireless industry. The assumptions made are believed to be reasonable, but are subject to uncertainty. As of the date of this Report, projected financial ratios for the quarter ended December 31, 2001 are less than those expected to be required under the existing agreement with FINOVA. If the Company was unable to meet these cash flow requirements, it would be in default of certain covenants currently in effect. In the event of default, FINOVA could elect to demand payment of all amounts then outstanding. It is unlikely that the Company's cash and other liquid resources would be adequate to meet such a demand. On September 27, 2000, the Company agreed with FINOVA to modify certain terms of its existing Senior Loan Agreement. These modifications permit the Company to retain all proceeds from the sale of its Internet operations and gives Aquis an option to reduce the scheduled principal payment due on July 1, 2001 from $514 to $200. Financial ratio covenants related to the amount of senior and total debt outstanding and to its debt service coverage were also relaxed from original levels through September 31, 2001. In exchange, the Company has agreed to pay certain fees. Further, additional contingent fees of up to $250 per quarter will be added to the principal balance due at final maturity if the Company is unable to meet the financial ratios as amended in April, 2000. Finally, a principal payment of $2,000 is required on or before December 31, 2000 in order to avoid the assessment of a $500 fee and an interest rate increase of 2%. At this time, the Company does not expect to make that $2,000 payment of principal and the resulting $500 fee would then be expected to be added to the principal balance otherwise payable at the maturity of this loan. It is projected that the Company will not be in compliance with its amended financial ratio covenants at December 31, 2001 absent further modifications thereto, refinancing of at least a portion of its senior debt, or other strategic changes in its operating model.

At September 30, 2000, the Company had a working capital deficit of $4,076, which represents an increase of $182 from the deficit at December 31, 1999. The Company's working capital is expected to improve with the collection of the proceeds from the sale of its Internet operations. The Company expects that the liquidity provided by that transaction, combined with the cash flows from its paging operations will be sufficient to meet its minimum working capital needs for the next year.

The Company's principal source of liquidity at September 30, 2000 included cash and cash equivalents of about $466, a note receivable of $1,329 (against which a valuation allowance of $800 has been provided pending collection) arising from the sale of its Internet business, and its ability to generate cash from operations. The Company believes that these resources will be sufficient to meet the relaxed covenants that are specified by the modifications made on September 27, 2000 as well as its anticipated working capital and capital expenditure requirements through at least September 30, 2001. However, if cash from operations is not sufficient to fund the planned growth of the core business or if the Company experiences further ARPU deterioration or if certain other contingencies are resolved unfavorably, the Company is prepared to implement the balance of its alternative business plan (the "Alternative Plan"). This Alternative Plan in its entirety called for the sale of the Internet subsidiary and other assets and for a reduction of planned marketing expenditures and capital expenditures. As discussed, the Company has sold its Internet assets and has implemented certain staff reductions through attrition. It must also be noted that cash requirements of the paging business may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of available resources or as a result of an increased rate of attrition of the customer base.


Continued                                                                     17

AQUIS COMMUNICATIONS GROUP, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands)

SEASONALITY

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



Continued                                                                     18

AQUIS COMMUNICATIONS GROUP, INC.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands)

As of September 30, 2000, the Company had approximately $27,359 of floating-rate debt outstanding. The Company's management believes the interest rate risk represented by this debt is not material to its operating results or its capitalization. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2000, the Company had no other significant material exposure to market risk.


Continued                                                                     19

PART II OTHER INFORMATION



ITEM 1 LEGAL PROCEEDINGS.


The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-K for the year ended December 31, 1999. The Company has settled the proceedings involving Francis Communications Texas, Inc. ("Francis") in September, 2000 through the return of the escrow deposit originally made to secure its purchase of certain assets of Francis and the reimbursement of certain legal costs incurred by Aquis in this matter. There were no other significant developments related to legal proceedings involving the Company at September 30, 2000.


ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS. None


ITEM 3 DEFAULTS UPON SENIOR SECURITIES.  None


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None


ITEM 5 OTHER INFORMATION.

         In October 2000, NASDAQ notified the Company that its securities would be de-listed from the NASDAQ SmallCap Market. Its securities subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits:

         Exhibit 10.1 Second Amendment to Loan Instruments dated as of September 27, 2000 between the Company and FINOVA Capital Corporation (1)

         Exhibit 27        Financial Data Schedule (2)



(1) Incorporated herein by reference to Exhit 10.31 to the Company's Registration Statement on Form S-1 filed with the Commission on September 29, 2000, Commission file number 333-46892.

(2)   Filed herewith

Continued                                                                     20

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



SIGNATURE                            TITLE                                                       DATE
---------                            -----                                                       ----

/s/ John B. Frieling                 Chief Executive Officer                                     November 20, 2000
--------------------
John B. Frieling

/s/ D. Brian Plunkett                Chief Financial and Accounting Officer                      November 20, 2000
---------------------
D. Brian Plunkett




Continued                                                                     21

                                   EXHIBIT INDEX



Exhibit No.              Description                   Method of Filing
-----------              -----------                   ----------------

10.1                     Second Amendment to           Incorporated by reference
                         Loan Instruments dated        to Exhibit 10.31 to the
                         as of September 27,           Company's Registration
                         2000 between the              Statement on Form S-1
                         Company and FINOVA            filed with the Commission
                         Capital Corporation           on September 29, 2000
                                                       (Commission File No.
                                                       333-46892).


Continued                                                                     22