Form 10-K
period 2000-12-31
AQUIS COMMUNICATIONS GROUP INC
filed 2001-04-19
CIK 920854

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                                   (MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000.
                                       OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

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

                        1719A ROUTE 10, SUITE 300
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

         Common Stock, $0.01 par value                   None.

         Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

                           TITLE OF EACH CLASS - None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 4, 2001, was approximately $1,198,232 based upon a last sales price on such date of $0.09. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

         As of April 4, 2001, there were 17,647,030 shares of the registrant's Common Stock outstanding.

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





                                     Part I

Item 1. Business

Development of Business

         On March 31, 1999 Paging Partners Corporation merged with Aquis Communications, Inc. ("ACI", which was incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition. In connection with the merger, the name "Aquis Communications Group, Inc." was adopted. Three months preceding that merger, on December 31, 1998, ACI acquired licenses and other assets relating to the paging business of Bell Atlantic Corporation (now known as Verizon Communications), subject to certain liabilities relating to the Bell Atlantic paging business. Prior to December 31, 1998, ACI conducted no business. The purchase price for this paging business was approximately $29,200,000 and was financed by a blend of senior debt, seller financing and equity. As of December 31, 1998, Bell Atlantic's paging business served approximately 257,000 users.

         On June 15, 1999, a wholly-owned subsidiary of Aquis entered into a Stock Purchase Agreement with SunStar Communications, Inc., an Arizona corporation, and SunStar One, LLC, an Arizona limited liability company. SunStar sells secure Internet services over an intelligent private network, provides dial-up Internet access services to corporate and individual subscribers and provides enhanced security standards for user authentication. Pursuant to the agreement, SunStar became a wholly-owned subsidiary of Aquis and changed its name to "Aquis IP Communications, Inc." Total consideration paid was $275,000 cash and 1,150,000 shares of Aquis' common stock. On August 31, 2000, Aquis sold substantially all of the assets of the Aquis IP to an investment group headed by Aquis IP's former president and a current director of Aquis for approximately $2,970,000 in cash, a note and assumption of indebtedness.

         On January 31, 2000, Aquis acquired substantially all of the paging assets of SourceOne Wireless, Inc. and certain affiliates through which those assets were owned ("SourceOne"). SourceOne operated one-way paging systems, primarily in the Midwest. Substantially all of the Midwest systems were acquired by Aquis subsequent to SourceOne's voluntary petitions for relief from creditors in the Bankruptcy Court for the Northern District of Illinois on April 29 and July 2, 1999. Due to the lack of financial and other resources, SourceOne and Aquis entered into an Agreement Pending Purchase Closing as of August 2, 1999 under which Aquis managed SourceOne's midwest paging systems. During this management period, the Company and SourceOne negotiated certain amendments to the original purchase agreement to better reflect the value of the tangible and intangible assets subject to this transaction, which closed as approved by the Bankruptcy Court on January 31, 2000.

         In exchange for the assets acquired and liabilities assumed, Aquis paid a purchase price of $2.25 million in cash and 15,000 shares of its 7.5% Redeemable Preferred Stock, valued at $1.5 million as agreed by the parties. Funding for the cash portion was provided by FINOVA under the Company's credit facility with that lender. The preferred shares are redeemable for cash with proper notification made by the holder no earlier than January 31, 2002 at their face value of $1.5 million plus cumulative accrued but unpaid dividends. The liabilities assumed by Aquis were limited to those approved by the Bankruptcy Court, including those obligations required to be performed subsequent to January 31, 2000 under unexpired leases or executory contracts, service obligations, post-closing liabilities and severance payments.

         On May 22, 2000, Aquis acquired certain assets from Suburban Connect, L.P. ("Suburban"), a regional paging services reseller headquartered in West Chester, Pennsylvania. In connection with that acquisition, Aquis issued to Suburban 319,518 shares of its common stock. The related agreement provides for an additional payment to Suburban in the event that the average closing price of Aquis' common stock for the ten trading days prior to April 16, 2001 does not exceed $5.00. That payment may be made in cash or through the issuance of additional shares of Aquis' common stock. The adjustment amount per share of stock previously issued to Suburban would be equal to the difference between $5.00 and the average closing price per share for Aquis' common stock during the measurement period. If Aquis elects to make such payments in additional shares of common stock, the stock will be valued at the greater of the average closing price for the ten trading day period prior to April 16, 2001 or at the ten day average preceding the May 22, 2000 closing date of approximately $1.66.

         On August 31, 2000, Aquis sold substantially all of the Internet business assets of its subsidiary Aquis IP Communications, Inc. to an investor group headed by John Hobko, the former president of Aquis IP, and John B. Frieling, a current director of Aquis. The buyers paid to Aquis and directly to a creditor of Aquis on Aquis' behalf, aggregate cash proceeds of $987,000, and also issued to Aquis a secured note in the amount of approximately $1,329,000. That note was due on October 31, 2000, has been extended to March 31, 2001.
The independent members of Aquis' Board of Directors are in discussions with the buyers concerning an additional short-term extension of the note. The buyers have been requested to provide additional information about the financial performance of the internet business since the date they acquired it and the expected source of funding for the payment of that note. This information is intended to satisfy the board that payment can be made within the extension period before further extension is granted.

         During 1999 Aquis entered into several other acquisition agreements, including those with ABC Paging, Inc., COMAV Corporation, Francis
Communications, Inc. and Intelispan, Inc. Although Aquis incurred significant transaction fees and paid deposits on account of these acquisitions, it determined not to proceed with these transactions. Aquis will continue to pursue opportunistic acquisitions.

         Aquis' consolidated financial statements as of and for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in those accompanying financial statements, Aquis incurred losses of about $23,841,000 and $10,879,00 during the years ended December 31, 2000 and 1999, respectively. Aquis' deteriorating financial results have caused defaults under its agreements with FINOVA, its senior secured lender, and AMRO International, an unsecured creditor. In January 2001 Aquis failed to make a required principal repayment of $514,000 under the loan with its senior lender. Further, Aquis has not made any required interest payments on this debt since January 11, 2001. Aquis is required to pay that lender $2,056,000 of loan principal during the year ended December 31, 2001 and a $2,000,000 note payable to AMRO International matures in October 2001, unless it is sooner converted to common stock at AMRO's election. The Company's 7.5% Redeemable Preferred Stock is to be redeemed on January 31, 2002 in the preference amount of $1,500,000 plus accrued interest. Aquis is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262,000. The Company's principal source of liquidity at December 31, 2000 included cash and cash equivalents of about $378,000. At December 31, 2000, Aquis reported a working capital deficit of $32,167,000, primarily as the result of the reclassification of the remaining portion of its outstanding debt to currently payable as a result of its default under the related loan agreement.

         In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may reduce trading volume and liquidity, may diminish Aquis' ability to restructure its debt or raise additional equity, and will impair its ability to obtain funding under the equity line of credit agreement with Coxton. See subsequent discussion of this agreement later in this document.

The Company does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated debt service, working capital and capital expenditure requirements under its existing capital and operating structure. The conditions described above indicate that Aquis may not be able to continue as a going concern. The Company's ability to continue as a going concern is dependent on the continued forebearance of its lenders from demanding immediate payment of their outstanding loans, its ability to generate sufficient cash to meet operating requirements and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand. The Company would consider appropriate responses, including the filing of a request for protection under the US Bankruptcy Code.

General

         Aquis is a leading provider of paging and other wireless messaging services through its local and regional wireless networks. Aquis offers messaging services in a seven-state regional network that provides coverage into New York, New Jersey, Connecticut, Pennsylvania, Maryland, Virginia, Delaware and Washington, D.C. utilizing its 900mhz and 150mhz systems. A second 900mhz regional network provides coverage in Illinois, Indiana, Michigan, Wisconsin, Minnesota, and Missouri. Aquis also provides service to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas through interconnect agreements with nationwide wireless messaging providers including Skytel, a division of MCI Worldwide, Metrocall, and Verizon Wireless Messaging Service (formerly AirTouch). Since beginning operations in 1991 under the Paging Partners name, Aquis' subscriber base has increased to approximately 342,000 units in service as of December 31, 2000. Aquis has achieved this through a combination of internal growth and a program of mergers and acquisitions. According to the July 10, 2000 issue of RCR Wireless News, Aquis was the tenth largest messaging company in the United States based on the number of subscribers. As of February 1, 2001, Aquis employed 88 non-unionized full and part-time people, and believes that employee relations are good.

         Aquis has traditionally operated technologically advanced paging systems that provide one-way wireless messaging services. Aquis also envisions itself as taking part in the convergence of Internet and wireless data services. To that end, Aquis has executed interconnect agreements with significant nationwide advanced messaging providers, including Skytel and Metrocall. This agreement allows Aquis to pass advanced wireless messaging traffic from its existing technical and engineering infrastructure to the nationwide advanced wireless messaging company's transmission facilities on both a regional and nationwide basis. Aquis feels this agreement is important because it allows for a seamless "switched" environment in which Aquis can market advanced wireless messaging services to its existing subscriber base as well as take part in the potential high growth of new applications which will require advanced wireless messaging capabilities.

         Aquis believes that the paging and wireless messaging industry is likely to undergo additional consolidation and its strategy is to participate in the consolidation process. Future consolidations would be evaluated on several key operating and financial elements including geographic presence, potential increase in both free and operating cash flow, potential operational synergies and availability of financing. Any transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Aquis, and Aquis' deteriorating financial condition is expected to impose additional limitations on these efforts.

         Aquis derives a majority of its revenues from fixed, periodic (primarily monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless messaging services. While a subscriber continues to use its services, operating results benefit from this recurring revenue with minimal requirements for incremental selling expenses or fixed costs.

Marketing

         Aquis has grown internally by broadening its distribution network and expanding its target market to capitalize on the growing appeal of messaging and other wireless products and services. Over the past several years, Aquis has emphasized a distribution channel that is characterized by lower average revenue per unit (average revenue per unit), such as resellers, and correspondingly lower operating costs. To offset declines in average revenue per unit and to capitalize on the growth of paging and other wireless advanced messaging services, Aquis has expanded its channels of distribution through acquisition, strategic partnerships and alliances, and internal initiatives. While Aquis has expanded its distribution strategy beyond the reseller model it still views the reseller distribution channel as an additional revenue opportunity and a lower-cost avenue for growth.

         Aquis markets its wireless messaging products and services through its subsidiary, Aquis Wireless Communications, Inc. Aquis Wireless employs a direct sales force that targets business accounts. It also markets services through its indirect distribution channel. The indirect distribution channel consists of both resellers and agents. Resellers purchase airtime and resell this airtime to their own subscribers. Aquis Wireless provides one invoice to the reseller and the reseller invoices and collects from its subscriber on an individual basis. Agents offer a branded Aquis Wireless product and receive a commission or margin for doing so, and Aquis Wireless subsequently bills the subscriber for services sold by its agent.

         Additional marketing efforts include an inbound call center that accepts orders for products and services. Calls may be generated by yellow page advertisements or advertising campaigns. Aquis Wireless maintains field offices in New Jersey, Maryland, Virginia, and Illinois. These offices are available for subscribers to walk in and purchase products and services. Aquis Wireless also maintains an Internet site in which customers may purchase products and services. The web site also allows Aquis Wireless resellers an access point to maintain their accounts via web based technology.

Sources of Equipment

         Aquis does not manufacture any of the equipment used in its operations, all of which is available from a variety of sources. Due to the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment, Aquis has been able to design its paging networks so as not to be dependent upon any single source for such equipment.

Aquis periodically evaluates its purchasing arrangements for pagers to be sure that the equipment it is offering is current and is available at appropriate prices.

         Aquis currently purchases its pagers from foreign manufacturers as well as Motorola dealers. Our transmitters, terminals and other paging network equipment is purchased primarily from Motorola and Glenayre, two of the most technologically advanced leaders in the paging infrastructure industry. Our paging networks are primarily satellite controlled and employ land lines in a back-up role. Aquis' terminal equipment has a modular design, which will allow significant future expansion by adding or replacing modules rather than replacing the entire system. Aquis believes that its investment in technologically advanced transmission equipment reduces its cost of maintenance and system expansion over the long term and that its paging system equipment is among the most technologically sophisticated in the paging industry.

Competition

         Aquis faces intense competition from operators of other local, regional and national wireless messaging systems, including Arch Communications, which has recently acquired PageNet, Metrocall, Verizon Wireless messaging, formerly AirTouch, WebLink Wireless, Skytel, a division of MCIWorldCom, and others. Such competition is based upon price, quality and variety of services offered, and the geographic area covered. Some of Aquis' competitors offer wider coverage than does Aquis or follow a low-price discounting strategy to expand market share.

         A number of technologies, including cellular telephone service, personal communications service ("PCS"), enhanced specialized mobile radio, low-speed data networks and mobile satellite services are technological competitors of wireless one- and two-way communications. Through our agreements with WebLink Wireless and BellSouth, Aquis offers two-way messaging services. Aquis believes that paging will remain one of the lowest cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems, allowing unlimited monthly paging services to be offered at flat monthly rates as much as 90% lower than some time-limited cellular or PCS calling plans.

         Future technological developments in the wireless communications industry and the enhancement of current technologies will likely create new products and services that will compete with the paging services currently offered by Aquis. At this time, however, Aquis believes that its technological advantages include superior signal penetration into buildings, basements and other hard to reach areas resulting from the stronger transmitting power and higher-ground location of network transmitters. These characteristics also provide greater coverage area using fewer transmitters than required of cellular or PCS systems covering the same geography. Further, a smaller and more lightweight communications device and longer battery life are viewed as subscriber conveniences that are not matched by currently-available cellular or PCS handsets. Finally, much longer email and other text messages can be sent and received via paging technologies than through cellular or PCS systems, which continue to limit message size. Conversely, one significant disadvantage facing the paging industry is that its services are not designed to provide two-way voice communications. There can be no assurance that Aquis will not be adversely affected by developing technological advances.


Regulation

         Aquis' wireless messaging operations are subject to regulation by the Federal Communications Commission (the "FCC") and applicable federal laws and regulations. The FCC has granted licenses to Aquis for the conduct of its business. These licenses establish the particular locations and frequencies authorized for use by Aquis and set technical parameters such as power, tower height and antenna specifications under which Aquis is permitted to use its frequencies. Each FCC license held by Aquis carries construction and operating requirements that must be met within specific timeframes. The FCC does have the authority to auction most new licenses for mobile wireless communications, but currently does not have authority to auction licenses for renewal or modification purposes. It does, however, have the authority to revoke, modify or otherwise restrict the operation of licensed facilities. Further, FCC oversight and revision of rules affecting Aquis and its competitors is ongoing and is subject to change significantly over time. For example, new licenses are now awarded through an auction process, as compared to prior practices of lottery or other means. However, incumbent messaging carriers that hold licenses in geographic regions in which new licenses are being auctioned are entitled to continue to operate without interference from auction winners.

         Licenses granted by the FCC to Aquis and others in its industry provide varying terms of up to 10 years, after which renewal applications require FCC approval. In the past, most renewal applications have been routinely granted by the FCC upon a demonstration of compliance with FCC regulations and adequate service to the public. The FCC has previously granted each of Aquis' requests for renewal, but no assurance can be given that all future renewal applications will be similarly granted. No license of Aquis has been revoked or involuntarily modified. In some instances, Aquis must obtain the FCC's approval before any significant changes to its messaging networks can be implemented. However, once the FCC's geographic licensing rules are fully in place, much of these obligations related to license modification are expected to be eliminated.

         In order to transfer control of any construction permit or communications station license that is regulated by the FCC, its specific approval must be obtained. This includes the transfer of individual licenses as well as a bulk transfer of controlling interests in licenses as may be involved in the acquisition or disposition of another messaging company. Similarly, FCC approval is required when requests are made to use additional frequencies at existing locations, change service territory, provide new services, or modify the technical specifications of existing licenses or the conditions under which service is provided. Aquis has not been denied any such request for which approval has been requested, and knows of no reason to believe that any such request will not be approved, but cannot provide assurance that all such future requests will be granted.


         The Communications Act of 1934, as amended limits foreign ownership in FCC licensed Commercial mobile radio services entities to no more than twenty percent (20%) direct ownership and, without Commission consent, no more than twenty-five (25%) indirect ownership. However, as the result of the World Trade Organization Agreement on Basic Telecommunications Service entered into February 15, 1997 and effective February 5, 1998, the Commission liberalized foreign participation in the U.S. telecommunications market by action taken November 25, 1997. This action allows for an expedited process of approving indirect ownership over the 25% level for World Trade Organization signatories. Aquis' licenses are held by its wholly-owned operating subsidiary, which is subject to the 20% direct ownership limitation. That limitation is not subject to waiver.


          Increased demand for telephone numbers, particularly in metropolitan areas, results in depletion of available telephone numbers. Plans to address this shortage have included elements that could impact Aquis' operations. Solutions being evaluated include the pooling of blocks of numbers for use by multiple carriers, the mandatory return of numbers previously allocated and assigned for use, and service-specific plans under which only specified services, such as voice and messaging services, would be assigned numbers in a new area code. Aquis cannot predict which of these alternatives will be implemented, if any, and can provide no assurance that the FCC or a governing state commission will not adopt a solution that will require Aquis to incur substantial expenses in order for it to obtain new telephone numbers for the use of its customers.


         Recent amendments to federal communications laws have attempted to increase competition in this industry by lowering or removing barriers to entry, imposing upon telecommunications carriers the duty to interconnect their communications facilities with those of other carriers. The FCC and the 9th Circuit Court of Appeals have interpreted this to mean that local telephone companies must compensate mobile wireless companies for calls originated by local telephone company customers that terminate on a mobile wireless company's network. The FCC has also ruled against the imposition of charges to mobile wireless companies for the use of interconnected facilities or phone numbers. These FCC interpretations and findings are subject to challenge in the courts, and Aquis cannot predict the outcome of these proceedings. Compensation may be determined at the federal or state level, or may be determined based on negotiations between the mobile wireless carriers and the local telephone companies that may be subject to the approval of regulatory authorities. Aquis is in negotiations with local telephone companies but its ability to negotiate refunds and/or future cost reductions related to call traffic terminated within its networks cannot be predicted. If these issues are decided in favor of the local phone companies, Aquis may be required to repay interconnect fees or cost reductions earned in the past as a result of the FCC and Circuit Court rulings.


         In order to assure the delivery of local phone service to high cost areas and to cover other specified costs and objectives, the FCC has required companies such as Aquis to contribute to a "Universal Service Fund". It has also determined that payphone providers must be compensated for calls to toll-free numbers that are made from payphones. Further, federal law requires that Aquis and others in its industry modify systems and services necessary to the extent necessary to ensure that electronic surveillance or message interceptions can be performed. Because applicable industry technical standards have been established but not acknowledged by all regulatory agencies to date, Aquis cannot determine what compliance modifications or related costs might be required. And, the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") imposed a structure of regulatory fees, which Aquis is required to pay with respect to its licenses. These fees are revised on an annual basis. Finally, the FCC is continuing to assess the manner in which carriers are permitted to market certain services. The outcome of this proceeding could result in higher costs to administer such marketing programs. There is no assurance that Aquis will be able to continue to pass these costs through to its customers.


         In addition to regulation by the FCC, messaging providers are also subject to regulation by state agencies in some states. However, Federal law preempts any state regulation in the case of rates charged to customers or the ability of a carrier to enter a market area. Under certain circumstances, states may petition the FCC for authority to regulate commercial mobile radio service rates. Past petitions seeking rate regulation authority have been denied by the FCC, although this does not guaranty that future filings will meet the same result. On the other hand, some states and localities continue to have authority over many facets of a carriers' operations, including oversight and approval requirements related to acquisitions of assets and license transfers, resolution of consumer complaints, construction and operation of radio transmitters as subject to zoning, land use, public health and safety, consumer protection and other legal requirements. Aquis believes that it has made all required filings and has complied with applicable regulations. It knows of no reason to believe that it will not continue to receive approvals as requested of any regulatory agency with oversight authority over its existing operations, although it cannot predict or provide any assurance to that effect.

Risk Factors


Business and Financial Risks

1. Aquis is in default of the terms of its loan agreements and does not have sufficient financial resources to cure those defaults.

We did not pay the $514,000 principal installment due to our senior lender, FINOVA, in January, 2001, and have not made a payment of interest to them since we paid the interest cost covering the month of December 2000 in early January 2001. Although FINOVA has not made a demand for payment of the full balance outstanding, it has not waived it right to do so. We are also in default of the terms of a debenture issued to AMRO International, and these defaults result in violations of the terms of many of our other operating agreements. As a result, among other remedies our lenders could demand payment in full of all amounts due to them and our existing financial resources are insufficient to meet such a demand. Further, several of our operating agreements could be terminated by our service suppliers as a result of the aforementioned defaults and our ability to service our customers impaired accordingly.

         We are negotiating with our lenders in an attempt to restructure our debt and capital structure, but can offer no assurance that our efforts will be successful. If these efforts are unsuccessful, we anticipate the filing of a voluntary petition for protection under the U.S. Bankruptcy Code. Our ability to continue operating is dependent on meeting short term financing requirements and long term profitability.

2. Aquis has a history of operating losses, we expect that trend to continue, we have been unable to meet our debt service requirements, and may become unable to meet operating cash flow requirements.

         We expect to report operating losses for the next several years. We purchased the paging operations of Bell Atlantic (now known as Verizon Communications) in December 1998. The purchase price of approximately $29,200,000, including transaction costs, was substantially above the asset value recorded on the books of the sellers. Although the Bell Atlantic paging business showed an operating profit prior to our purchase for the most recent three years of operation, incremental depreciation and amortization on our higher asset values are expected to result in operating losses.

         Paging Partners Corporation also merged with Aquis Communications, Inc. at the end of March 1999 to form Aquis Communications Group, Inc. We then purchased SourceOne Wireless in January 2000 and purchased the paging assets of Suburban Paging in May 2000. A significant effect of the purchase accounting for these transactions was to record a substantial amount of intangible assets, which will result in substantial amortization charges to our consolidated income over the next ten years. As a result, we expect to incur operating losses for the next several years.

         We believe that future fluctuations in our revenues and operating results may occur as the result of subscriber turnover. Turnover occurs as the result of many factors, including competition, new service developments, technological change and a subscriber's failure to pay for services provided. The rate of subscriber disconnections could increase in the future, which would have a material adverse effect on our operating results by reducing our revenue. Our revenues are derived primarily from fixed periodic subscription fees for services that are not generally dependent on level of usage. Consequently, our ability to recoup initial selling and marketing costs, cover our operating expenses and achieve profitability is dependent on the average length of each customer's subscription period. Loss of those subscribers results in loss of the recurring stream of revenues generated by payment of fixed fees without additional selling expenses and adversely affects our operating results. We may be unable to adjust our operating costs in a timely manner to compensate for any revenue or cash flow shortfall.

         We currently anticipate that cash resources and cash generated from operations will be insufficient to meet our requirements for debt service, working capital and capital expenditure requirements for the next 12 months. This will require us to raise additional capital to fund operating activities and for expansion, to develop new and to enhance existing services to respond to competitive pressures, and to acquire complementary businesses or technologies. Therefore, we will need additional capital in the future and additional financing may not be available as a result of our operating losses. Further, our financial statements and the related audit opinion contain going concern qualifications due to our history of losses and working capital deficits. Our ability to continue operating is dependent on meeting short term financing requirements and long term profitability.

3. Aquis' ability to raise capital is limited by expected and historical losses, our agreements with lenders and our equity line of credit. Without additional capital, we may not be able to service our debt, maintain or grow our customer base, or maintain working capital at sufficient levels.

         Our history of losses and our ongoing expectations for continued losses impairs our ability to secure additional debt or equity funding. Our asset base already serves as collateral for our existing outstanding debt. Our placement agreement with Ladenburg Thalmann & Co., Inc. restricts us from raising investment capital during the term of a Common Stock Purchase

Agreement we entered with Coxton, Limited in April 2000 except through the Coxton Common Stock Purchase Agreement. At the current time, it is not feasible to issue common stock under that agreement due to holding restrictions that limit Coxton's ownership to no more than 9.9% of our stock at any time. The low trading price of our stock coupled with the holding restrictions result in limited economic benefits becoming available from this equity line of credit agreement. If we need capital but are unable to draw down under the Common Stock Purchase Agreement for the aforementioned or any other reasons, we will need to separately negotiate with Ladenburg Thalmann and Coxton to lift those restrictions so we can obtain the capital from other sources. Our common stock purchase agreement with Coxton also limits our ability to sell our securities for cash at a discount to the market price for 24 months from the effective date of a registration statement related to the shares of common stock that may be issued to Coxton.

         Our revenues and operating results may fluctuate, which could result in continued fluctuations in the price of our common stock and further limit our ability to secure additional funding from other sources as well. Therefore, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to effectively execute our business plan.

4. Existing indebtedness and related debt service requirements could adversely affect Aquis' business operations.

         A high amount of debt burdens our operations in several ways, including limiting our ability to borrow money and requiring us to use our cash flow to repay our borrowings. We have borrowed a large amount of money from our lenders Finova Capital Corporation and AMRO International, S.A., and we expect to continue to be highly leveraged.

         Our high degree of debt may have adverse consequences for us. These include the following:

         o High amounts of debt may limit or eliminate our ability to obtain additional financing on acceptable terms, if at all, that may be necessary for acquisitions, working capital, capital expenditures or other purposes.

         o A substantial portion of our cash flow will be required to pay interest expense; this will reduce the funds which would otherwise be available to us for operations and future business opportunities.

         o Our credit agreement with our lender contains financial and restrictive covenants; the failure to comply with these covenants may result in an event of default which could have a material adverse effect on us if not cured or waived.

         o We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage.

         o Our high degree of debt will make us more vulnerable to a downturn in our business or the economy generally.

5. Aquis' debt agreements impose operating and financial limitations that, if not met, could result in a demand for immediate repayment of outstanding debt that the Company would presently be unable to satisfy.

         Excluding the effects of default referred to in risk factor 1 current and planned debt repayment levels are, to a large extent, fixed in the short term, and are based in part on our expectations as to future revenues and cash flow growth. Our senior loan agreement requires us to maintain specified financial ratios, including a maximum leverage ratio (a limit on the amount we may borrow) and a minimum fixed charge coverage ratio (a test of our ability to generate funds to meet our fixed recurring expenses). In addition, the credit agreement limits or restricts, among other things, our ability to:

         o        declare dividends or redeem or repurchase capital stock;

         o        prepay or redeem debt;

         o        incur liens and engage in sale/leaseback transactions;

         o        make loans and investments;

         o        incur indebtedness and contingent obligations;

         o amend or otherwise alter debt instruments and other material agreements;

         o engage in mergers, consolidations, acquisitions and asset sales; and

         o        engage in transactions with affiliates.

         Our ability to comply with such covenants may be affected by events beyond our control, including prevailing economic and financial conditions. In the event that our current efforts to restructure our debt are successful, a breach of any of these renegotiated financial covenants in the future would also result in default under the existing or any restructured credit agreement. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest. We do not have sufficient liquid resources at present to enable repayment to be made to satisfy such a demand. Further, we are not able to provide any assurance that if the debt holders were to make such a demand, we would be able to secure, pay or refinance this debt on sufficiently favorable terms. If we were unable to repay any such amounts, our senior secured lender could proceed against the collateral securing our indebtedness. If the lender accelerated the payment of such indebtedness, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. Further, although our lender has modified portions of our debt covenants in the past, and has modified certain financial covenant ratios through the third quarter of 2001, we can provide no assurance that such modifications will be made in the future. In addition, our internal projections indicate that the unamended covenants for the fourth quarter of 2001 will not be met.

6. Most of Aquis' assets are intangible assets. The value of such assets is determined by factors beyond our control. Aquis would be unable to satisfy its outstanding debt if demand for payment was made and liquidation of this collateral was required.

         Most of our assets are intangibles, consisting primarily of FCC licenses and certificates and also including subscriber lists. At December 31, 2000, we wrote down the carrying value of our licenses by $9,500,000 to their estimated realizable value. We also wrote off all previously-deferred financing costs in the approximate amount of $1,650,000 as the result of our defaults under our loan agreements. At December 31, 2000, Aquis' total assets were about $23 million with our net intangible assets making up about 31% of that total. If we were required to satisfy our debt requirements if, for example, demand for payment of our loans was made, we became insolvent or were otherwise required to liquidate, our lenders could proceed against our assets to satisfy our debts to them. The value of these assets might not be sufficient to satisfy those debts because, for example, changes in technology, regulation, competing services or lack of alternative financing could diminish the value of those assets.

7. Technological advancements could bring added competition to Aquis' service line.

         Future advancements in wireless communications services such as cellular and PCS could create new or lower cost services that would compete with Aquis' existing service offerings. Additional competition could result in reductions in Aquis' subscriber base, declining revenues and smaller operating margins. Narrowband PCS, providing advanced messaging capabilities, and broadband PCS, providing wireless phone service along with paging capabilities, could both affect our subscriber base as service becomes more prevalent and prices fall. We cannot provide any assurance that Aquis will be able to introduce new and competitive services in a timely fashion, if at all, nor can we represent that our margins, inventory costs or cash flows will be unaffected by these developments.


8. Industry competitors and ongoing consolidation could impair our ability to maintain our subscriber base, resulting in lower earnings.

         The telecommunications industry is extremely competitive and is undergoing consolidation, which has and could continue to result in competitors with greater resources or wider service offerings than ours. Most notable was the recently completed merger of Arch Communications and PageNet. Some of our competitors, which include local, regional and national paging companies, possess greater financial, technical and other resources than we do. Moreover, some of our competitors offer broader network coverage than that provided by our systems and some follow a low-price discounting strategy to expand their market shares.

         Furthermore, we believe that the paging industry has experienced, and will continue to experience, consolidation due to factors that favor larger, multi-market paging companies, including:

         o        the ability to obtain additional radio spectrum;

         o        greater access to capital markets and lower costs of capital;

         o        broader geographic coverage of paging systems;

         o        economies of scale in the purchase of capital equipment;

         o        operating efficiencies due to scale; and

         o        better access to executive personnel.

         This consolidation trend may further intensify competition in our industry. We cannot assure investors that we will be able to overcome each of the challenges resulting from developments in our industry.

9. Aquis may not be able to identify, finance or integrate suitable businesses to acquire. This would impair the Company's ability to execute its business plan for growth and remain competitive.

         A key element of our growth strategy is to diversify our business and product lines through acquisitions of companies with businesses that will complement and enhance our own. A variety of wireless one-way and two-way communication technologies, including cellular telephone service, personal communications services, enhanced specialized mobile radio, low-speed data networks, mobile satellite services and advanced two-way paging services, are currently in use or under development. Although those technologies are generally higher-priced than one-way paging service or not yet commercially available, technological improvements are creating increased capacity and demand for wireless two-way communication. Accordingly, our business strategy includes targeted acquisitions of complementary communications businesses. However, we cannot assure investors that we will be able to successfully diversify our business or incorporate new technologies so as to keep our product and service offerings competitive. Because we do not have extensive cash resources or an acquisitions line of credit available to us, it may be difficult for us to respond to changes in technology because we cannot pay for or finance the purchase of new equipment or services. If we do not make acquisitions on economically acceptable terms and integrate acquired businesses successfully, our future growth and financial performance will be limited. In addition, the process of integrating acquired businesses may involve unforeseen difficulties and/or require a disproportionate amount of our time, attention and resources from time to time. We may not achieve some of the expected benefits of acquisitions that we may execute if the existing operations of such companies are not successfully integrated with our own in a timely manner. Even if integrated in a timely manner, there can be no assurance that our operating performance after acquisitions will be successful or will fulfill management's objectives.

         The integration of businesses we acquire will require, among other things, coordination of administrative, sales and marketing, distribution and accounting and finance functions and expansion of information and management systems. The integration process could cause the interruption of the activities of the two businesses or the diversion of attention and resources from the businesses' primary operational goals. The difficulties of such integration may initially be increased by the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. We may not be able to retain key employees. The process of integrating newly acquired businesses may require a disproportionate amount of time and attention of our management and financial and other resources and may involve other, unforeseen difficulties.

         The success of our growth strategy will also depend on numerous other contingencies beyond our control, including national and regional economic conditions, interest rates, competition, changes in regulation or technology and our ability to attract and retain skilled employees. As a result, we cannot assure investors that our growth and business strategies will prove effective or that we will achieve our goals.

10. Government regulation may make our operations more difficult and costly.

         Our business is dependent on FCC licenses that may not be renewed, resulting in a significant reduction in our business. Our FCC licenses have varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. In the past, paging license renewal applications generally have been granted by the FCC upon a showing of compliance with FCC regulations and of adequate service to the public. Although we are unaware of any circumstances which would prevent the grant of any pending or future renewal applications, we cannot assure investors that any of our renewal applications will be free of challenge. There may be competition for the radio spectrum associated with our FCC licenses at the time they expire, which could increase the chances of third party interventions in the renewal proceedings. We cannot assure investors that our applications for renewal of our FCC licenses will be granted. Future changes in regulatory environment may adversely affect our business, making it harder or more expensive to run our business. The wireless communications industry is subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations which could potentially adversely affect us are proposed by federal and state legislators. We cannot assure investors that federal or state legislation or regulations will not be adopted that would adversely affect our business by making it harder or more expensive to conduct our operations.

11. We may not be able to attract or retain key personnel, which could impair our ability to compete within our industry.

         Our success will depend largely on our ability to attract, retain, train and motivate key employees. There is significant competition in the employment marketplace for qualified and motivated personnel and its is likely that our ability to attract additional qualified staff as and when required will remain limited for the foreseeable future. Many of our competitors are in a better financial position than Aquis to attract and reward such personnel sufficiently to ensure their ongoing employment.

Risks Related to Our Common Stock

12. Aquis has anti-takeover defenses that could prevent, deter or delay any change in control of the Company and impair the price of its common stock.

         Delaware corporation law, Aquis' certificate of incorporation and its bylaws could prevent, deter or delay a change in control of the Company and adversely affect the price of its common stock. These defenses include:

o An authorized class of 1,000,000 shares of "blank check" preferred stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine

o Certain "anti-takeover" provisions of the Delaware General Corporation Law that restrict the ability of certain "interested" stockholders to acquire control of our company. These "anti-takeover" provisions might discourage prospective acquirers from attempting to bid for our outstanding shares and therefore may be considered disadvantageous by certain investors. We have no control over, and therefore cannot predict, what effect these impediments to the ability of third parties to acquire control of us might have on the market price of our common stock

o Our loan agreement with our senior lender includes provisions that may limit the Chief Operating Officer and President to parties acceptable to it in its sole discretion.

13. Aquis common stock is volatile and presents financial risk to the investor.

         The price at which our stock trades may be volatile. The market price of our common stock has been experiencing significant fluctuation since the merger in March 1999. The value of our common stock will likely be affected by numerous factors. Share prices of paging companies such as ours have exhibited a high degree of volatility during recent periods. Shortfalls in revenues or EBITDA (or earnings before interest, taxes, depreciation and amortization) from the levels anticipated by the public markets could have an immediate and significant adverse effect on the trading price of our common stock in any given period. Shortfalls may result from events that are beyond our immediate control and can be unpredictable. The trading price of our shares may also be affected by developments that may not have any direct relationship with our business or long-term prospects. These include reported financial results and fluctuations in trading prices of the shares of other publicly held companies in the paging industry.

         Our stock trades on the Over The Counter Bulletin Board, which may result in decreased liquidity and increased volatility for holders of our stock. In October 2000, our common stock was delisted from the NASDAQ Small Cap Market and began trading on the Over the Counter Bulletin Board under the symbol "AQIS.OB." The volume of trading in issues listed on the OTC Bulletin Board is historically lower than that of the NASDAQ Small Cap Market, which means that it may be more difficult for owners of stock wishing to sell to find buyers as quickly or on as favorable pricing terms as similar issues on the NASDAQ Small Cap Market. Additionally, in the event our stock is seen as less liquid than similar issues on other markets by potential investors or holders, it may be more difficult for us to raise additional capital from persons who might purchase stock we may issue in the future or to carry out acquisitions with parties who might take our common stock as some or all of the purchase consideration in such transactions.

         Our common stock is now and may in the future be subject to the "penny stock" rules, which impose significant restrictions on broker-dealers and may affect a holder's ability to resell our common stock. Our common stock is currently, and may be from time to time, in the future subject to rules that are commonly referred to as the "penny stock" rules. A "penny stock" is generally a stock that

         o        is not listed on a national securities exchange or NASDAQ,

         o        is listed in "pink sheets" or on the NASD OTC Bulletin Board,

         o        has a price per share of less than $5.00, and

         o is issued by a company with net tangible assets less than $5 million.

         The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including

         o        determination of the purchaser's investment suitability,

         o delivery of certain information and disclosures to the purchaser, and

         o receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

         Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to eliminate the need to comply with the penny stock trading rules. During the times that our common stock is subject to the penny stock trading rules, such rules may materially limit or restrict the ability to resell our common stock, and the liquidity typically associated with other publicly traded equity securities may not exist while such rules apply to our common stock.

         Our common stock may be diluted by future issuances of common stock, under agreements currently in existence or pursuant to future agreements or transactions. The issuance of further shares of our common stock and the eligibility of issued shares for resale will dilute our common stock and may lower the price of our common stock. If you purchase the common stock registered in any such offering, your interest per share will be diluted to the extent of the difference between the price per share you pay for the common stock and the pro forma as adjusted net tangible book value per share of our common stock at the time of this offering. We calculate net tangible book value per share by calculating the total assets less intangible assets and total liabilities, and dividing it by the number of outstanding shares of common stock.

         We do not intend to pay dividends for the foreseeable future. We currently intend to retain all of our earnings, if any, to finance the growth of our business and therefore do not anticipate paying cash dividends on our common stock at any time in the foreseeable future. Our credit agreement with FINOVA also prohibits payment of any dividends at this time. Furthermore, the Delaware General Corporation Law requires that dividends be paid only out of capital and surplus or out of certain enumerated "retained earnings." Any future payments of dividends would be subject to the availability of sufficient amounts of such funds to cover such payments. We cannot assure investors that such funds will be legally available or that our Board of Directors will authorize payment of dividends if and when such funds become available. These factors tend to make common shares more volatile.

14. Additional shares will be available for sale in the public market. This could cause the market price of our stock to drop further.

         We expect that approximately 10.6 million shares of our common stock are currently eligible for resale under applicable securities laws. We expect to register these shares on behalf of our shareholders who currently hold our unregistered common stock. Sales of these shares would increase the number of shares eligible for public trading, could further depress the market price of our stock, and make it more difficult for us to sell stock under our equity line of credit or through any other future offering. Further, such sales could encourage short sales at such future date at which our shares may be eligible for such trading activity.

         Our convertible debenture with AMRO International and the equity line of credit we have with Coxton Limited could also have the effects noted above. The limits as to the number of shares issuable to AMRO upon conversion of the debenture can be waived by AMRO, resulting in their ability to either acquire substantial amounts of our stock in a single transaction or in several smaller transactions. The equity line with Coxton can similarly result in the acquisition of large numbers of shares by them. In the event that such shares are acquired and resold, the added volume of shares in the trading markets will exert downward pressure on our share value. Subsequent additional purchases of our shares by AMRO, through conversion of any remaining balance of the debenture, or by Coxton under the line of credit, will further depress the market price of our shares.

15. Significant dilution may result from the issuance of additional shares under terms of agreements with AMRO International, Coxton Limited, Suburban Connect LP, and from presently unexercised warrants and options.

         Our sale of shares upon conversion of the debenture due to AMRO International, at prices below the market price of our common stock, will have a dilutive impact on our stockholders. That convertible debenture permits AMRO to convert up to the full $2,000,000 original principal amount and accrued and unpaid interest into shares of our common stock at prices below the market price for our stock at the time of any conversion.

         This arrangement with AMRO may have a dilutive effect on our current and future stockholders. For example,

         o On the basis of the price at which AMRO could convert the debenture as of April 9, 2001, we would be required to issue to AMRO approximately 32,871,000 shares of our common stock (as calculated as set forth in footnote 2 below), representing 186% of our outstanding common stock as of April 9, 2001 and 65% of our common stock if all of that stock was issued to AMRO.

         o Because the number of shares that would be issued to AMRO if it converted the debenture to common stock changes as the price of our common stock changes, we cannot predict how many shares we will issue to AMRO. If our stock price declined by 25%, 50% and 75%, respectively, we would be required to issue AMRO more common stock:

Price (1)                                              Shares issuable to AMRO (2)
---------                                              ---------------------------
$0.075.......................................                         32,871,000
$0.056 (25% reduction).......................                         43,828,000
$0.038 (50% reduction).......................                         65,742,000
$0.019 (75% reduction).......................                        131,484,000

-----------

(1) Calculated as 90% of the average of the five lowest closing bid prices for our common stock during a period of 22 trading days prior to the conversion date, assumed to be April 9, 2001 for purposes of this illustration.

(2) Calculated without giving effect to limitation in debenture that prohibits AMRO from converting portions of the principal of the debenture which, if converted, would result in AMRO holding more than 9.9% of our common stock. AMRO has the right to waive this limitation. In the event that such election is made, the number of shares that AMRO could acquire upon conversion of its debenture could result in a change in control of Aquis.

         o If AMRO was to resell many of the shares to the public after conversion of the debenture, the additional number of shares could cause our stock price to fall, which might ultimately increase the number of shares we would be required to issue to AMRO.

         We have also entered into an agreement with an investor, Coxton Limited, that may result in the issuance of our common stock to the investor at a discount to the then-prevailing market price of our common stock. Accordingly, the issuance of such shares will dilute, on a percentage basis, the ownership interests of stockholders as of the time of the issuance and may have dilutive impact on our stockholders on a per share basis. Discounted sales resulting from issuance to the investor could have an immediate adverse effect on the market price of the common stock. Also, to the extent that Coxton sells the shares into the market, the price of our shares may decrease due to the additional shares in the market. If Coxton was to resell to the investing public some or all of the shares they might purchase from us, the additional number of shares could cause our stock price to fall, which might ultimately increase the number of shares we would be required to issue to Coxton with any subsequent drawdown. This agreement with Coxton currently excludes the Over The Counter market as a principal market. Accordingly, Coxton is presently under no obligation to purchase any of our shares, although it has not terminated the agreement at this time.

         Finally, our agreement to purchase the assets of Suburban Connect, L.P. requires us to issue additional shares in May 2001 in connection with the completion of that transaction. Accordingly, assuming that the trading range for Aquis common stock does not exceed $1.66 through that issuance date, approximately 645,000 additional shares may be issued. This will further dilute our tangible net worth and could impact future earnings per share, if any.

         The issuance of further shares and the eligibility of issued shares for resale will dilute our common stock and may lower the price of our common stock. If you invest in our common stock, your interest will be diluted to the extent of the difference between the price per share you pay for the common stock and the pro forma as adjusted net tangible book value per share of our common stock at the time of sale. We calculate net tangible book value per share by calculating the total assets less goodwill, deferred debt issuance costs and total liabilities, and dividing it by the number of outstanding shares of common stock.

         We may issue additional shares, options and warrants and we may grant additional stock options to our employees, officers, directors and consultants under our stock option plan, all of which may further dilute the interests of existing holders of our common stock as of the time of issuance. Approximately 2,510,000 stock options and warrants have vested or will vest within the next three years. We may issue additional shares, options and warrants, either under currently outstanding employee stock option agreements, agreements with Coxton and Suburban Paging or in connection with new transactions and we may grant additional stock options to our employees, officers, directors and consultants under our stock option plan. We may also issue additional shares for suitable business purposes within the discretion of our board of directors, including, without limitation, equity financing or acquisitions. Any of these issuances may further dilute our net tangible book value.

Item 2.  Properties

         Aquis' principal office is located in approximately 17,400 square feet of leased space at 1719A Route 10, Suite 300, Parsippany, New Jersey. The fixed rent on the lease, which expires July 31, 2006, is currently approximately $20,300 per month until July 31, 2001, after which time the rent is $30,088 monthly. In addition to fixed rent, the lease requires us to pay its proportionate share of certain maintenance expenses and any increase in real estate taxes and insurance costs. We have two options to renew the lease for consecutive five-year periods at the fair market value prevailing at the time of renewal.

         As of March 31, 2001, we leased nearly 460 locations for our transmitters on commercial broadcast towers, buildings and other fixed structures predominantly in the Northeastern and upper Mid-West region of the United States. In addition, we lease space in New York, New Jersey, Chicago, Pennsylvania, Maryland, and Massachusetts, primarily to house equipment related to its paging systems. The rental payable for such leases, together with rents for our transmitter locations, aggregated approximately $320,000 per month, as of that date. Aquis also maintains six sales offices in various U.S. locations, the monthly rental payable for such locations totaling approximately $18,000. We believe that our facilities are adequate for our current requirements and that suitable additional or alternate facilities will be available when needed at commercially reasonable terms.

Item 3.  Legal Proceedings

         From time to time Aquis may be involved in various legal actions arising from the normal course of its business for which Aquis maintains insurance. Such claims are customarily handled by Aquis' insurance companies, and management believes the outcome will not have a material adverse effect on Aquis' financial position or results of operations.

         In addition to such actions, Aquis is currently involved in the following legal proceedings:

         Fone Zone Communication Corp. vs. Aquis Communications, Inc.: Supreme Court of the State of New York, County of Queens, Index No. 3841/00. Aquis was sued by Fone Zone Communications Corp. in the Supreme Court of the State of New York, Queens County, on February 18, 2000. Aquis removed the action to the U.S. District Court for the Eastern District of New York on March 23, 2000. The suit seeks $1,000,000 in alleged damages as a result of Aquis' alleged conduct with respect to Aquis' termination of services for and solicitation of plaintiff's customers. Aquis has vigorously defended this action and filed a counterclaim for fees due from Fone Zone for services provided and other relief and will continue to defend this action.

         Francis Communications Texas, Inc. Et Al. vs. Aquis Communications, Inc. et al.: U. S. District Court for the Western District of Texas, El Paso Division, Cause No. EP 99 CA 0388. On November 24, 1999, Francis Communication Texas, Inc. and Francis Communications I, Ltd. (collectively, the "Francis Parties") commenced an action arising out of a letter of intent between the Francis Parties and Aquis dated June 10, 1999. The letter of intent called for Aquis to acquire the Francis Parties' assets for a purchase price of $4,000,000. Aquis terminated the letter of intent as a result of the failure of the Francis Parties to comply with certain conditions contained in the letter of intent. The Francis Parties alleged that Aquis breached the letter of the intent and Aquis' duty of good faith and fair dealing in failing to conclude the transaction described in the letter of intent. The suit sought economic and other damages as a result of Aquis' alleged conduct.

         On September 22, 2000, Aquis and Aquis Communications, Inc. entered into a settlement agreement with the Francis Parties, to settle the action. Pursuant to the settlement agreement, in consideration of the termination of the lawsuit and the mutual releases of the parties, Aquis received a payment of $200,000 from the Francis Parties and $100,000 and accrued interest from an escrow account established by the parties under the Letter of Intent.

         In The Matter Of Arbitration Between John X. Adiletta And Aquis Communications Group, Inc.: On December 23, 1999, John X. Adiletta, a former director and chief executive officer of Aquis, commenced an arbitration proceeding under the Rules of the American Arbitration Association by way of a "Demand for Arbitration and Statement of Claim" (hereinafter the "Demand"). The Demand set forth three claims for relief. The first claim alleged breach of an employment agreement between Aquis and Mr. Adiletta and sought damages in "an amount to be proved at trial" but "in no event less than $762,500." The second claim alleged wrongful discharge and sought damages in "an amount to be proved at trial" but "in no event less than $1,000,000," plus unspecified punitive damages. The third claim for relief sought monetary remedies, as well as an equitable remedy by way of a request for a preliminary and permanent injunction for the alleged wrongful termination of health and welfare benefits including incentive stock options. The third claim also sought compensatory and punitive damages in unspecified amounts. The parties had selected an arbitrator, and a discovery and hearing schedule was entered. Thereafter, the parties entered into a settlement agreement, the terms of which provide for a payment of $25,000, a credit of $75,000 against existing indebtedness owed to Aquis by Mr. Adiletta, stock valued at $400,000, forgiveness of $115,000 of debt under an existing promissory note secured by common stock owned by Mr. Adiletta, and the reinstatement of 55,000 stock options with an exercise price of $1.12 each under a previous Incentive Stock Option Agreement.

         Aquis Communications Group, Inc. v John X. Adilletta; John S.
Adilletta v. John B. Frieling, Brian Plunkett, Patrick Egan, Michael Salerno, an Robert Davidoff: Superior Court of New Jersey, Law Division, Morris County, Docket No. MRS-L-395-01. In a lawsuit filed by Aquis to collect on a promissory note executed by Mr. Adilletta for the benefit of Aquis, Mr. Adilletta filed a counterclaim and third-party complaint on or about March 27, 2001 against Aquis, John B. Frieling, Brian Plunkett, Patrick Egan, Michael Salerno, and Robert Davidoff, in which Mr. Adilletta seeks unspecified damages for: (1) the alleged breach of the terms of a Settlement Agreement between Aquis and Mr. Adilletta;
(2) alleged fraud in connection with this Settlement Agreement; (3) alleged breach of fiduciary duties arising out of the governance of Aquis; and (4) alleged negligence arising out of the governance of Aquis. Aquis, John B. Frieling, Brian Plunkett, Patrick Egan, Michael Salerno, and Robert Davidoff intend to vigorously defend themselves in this action.

Item 4.  Submission of matters to a Vote of Security Holders

         Not Applicable.

                                     Part II

Item 5.  Market for Common Equity And Related Stockholder Matters

         Aquis' common stock has traded over the counter on the OTC Bulletin Board under the symbol "AQIS.OB" since October 19, 2000 when we were notified that our stock was to be de-listed from the NASDAQ SmallCap market, where it had traded under the symbol "AQIS". Over the counter market quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions. The quarterly high and low closing bid prices for Aquis' common stock for the past two years as reported by the National Association of Securities Dealers, Inc., are as follows:


Quarter                                       High     Low    Quarter                                        High     Low
                                                  1999                                                           2000
                                              Common Stock                                                   Common Stock
First Quarter..........................      1.63     1.06    First Quarter..............................     6.88    1.13
Second Quarter.........................      1.56     0.81    Second Quarter.............................     3.25    1.13
Third Quarter..........................      1.88     1.25    Third Quarter..............................     1.31    0.56
Fourth Quarter.........................      1.91     0.47    Fourth Quarter.............................     0.97    0.13


         On April 6, 2001, the closing price of Aquis' Common Stock was $0.09. As of that date, there were approximately 140 record holders of Aquis' common stock. The number of record holders does not reflect the number of beneficial owners of Aquis' common stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that there are at least 1,000 beneficial holders of Aquis' common stock.


  Dividends

         Aquis has neither declared nor paid any dividends during its two most recent fiscal years. The payment of dividends is contingent upon Aquis' revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends is currently prohibited by the Company's Credit Agreement with Finova Capital Corporation and is also prohibited until all accumulated unpaid dividends have been paid on the 7.5% redeemable preferred stock. It is the present intention of Aquis' Board of Directors to retain its earnings, if any, for use in Aquis' business.

Recent Sales of Unregistered Securities

         On December 15, 1999, Aquis issued to each of Patrick M. Egan, Michael
E. Salerno and John B. Frieling, directors of the Company, 60,000 shares of Aquis' common stock in consideration of their expanded scope of service during the interim period following the departure of John X. Adiletta as Chief Executive Officer in November 1999. The shares of the Company's stock issued to Messers. Egan, Salerno and Frieling were issued without registration under the Securities Act of 1933 pursuant to the exemption therefrom provided by Section 4(2) of the Securities Act on the basis that such issuances did not involve a public offering.

         o On February 2, 2001, the Company issued 36,000 shares of its common stock to Michael Branson in exchange for consulting services rendered to Aquis in connection with development of its business plans and ongoing business development strategies.

         o On May 22, 2000, Aquis issued 319,518 shares of its common stock to Surburban Connect, L.P. in connection with its purchase of the paging assets of Suburban Connect LP.

         o On April 12, 2000, Aquis issued a convertible promissory note payable to AMRO International, S.A. in the face amount of $2 million. The note, including accrued interest is convertible into Aquis common stock at 90% of the market price of the shares on the date of conversion, subject to the limitation, which AMRO may waive, that it may not hold more than 9.9% of the total shares outstanding at any time. AMRO also received warrants to purchase 357,942 shares of Aquis common stock at an exercise price of $3.16 expiring on April 12, 2003.

         o On May 3, 2000, Aquis entered into an equity line of credit with Coxton Limited. That agreement provides up to $20 million of financing to be available under monthly draws to be requested by us during a 12 month period, with a minimum request of $250,000. The number of shares issuable is based on a weighted average market price, discounted 7%, for the 22 trading days preceding our request. As with the AMRO agreement, Coxton is limited to holding no more than 9.9% of our outstanding common stock at any time. As the result of the combined effects of the minimum drawdown request of $250,000, the maximum 9.9% common stock ownership limit and our low share price, we will be unable to derive any funding from this line until our share price reaches $0.14. Also in connection with this transaction, Coxton received warrants to purchase 600,000 shares of Aquis common stock stock at an exercise price of $2.30 per share, expiring on May 3, 2003.

         o Ladenburg, Thalmann & Co. acted as investment banker in connection with the AMRO and Coxton transactions and received a fee of $100,000 and warrants to purchase 300,000 shares of Aquis common stock at an exercise price of $2.30 per share, expiring on May 3, 2003.

         o On April 4, 2000, Aquis issued 133,334 shares of common stock to John X. Adiletta in settlement of employment related claims.

         o On January 21, 2000, in payment for legal services provided, Aquis issued 275,000 shares of common stock with a value of $380,000.

         o On January 31, 2000, Aquis issued 15,000 shares of its 7.5% Redeemable Preferred Stock valued at $1,500,000 in connection with its purchase of paging assets from SourceOne Wireless, Inc. and affiliated interests.

         All of the foregoing issuances were made without registration under the Securities Act of 1933 under the exemption provided by Section 4(2) of the Securities Act on the basis that these issuances involved no public offerings.

Item 6.  Selected Consolidated Financial Data

         The following table, as it relates to the 2000, 1999 and 1998 consolidated balance sheets and the statement of operations for 2000 and 1999, has been derived from the historical financial data of Aquis Communications Group, Inc. The statements as of and for the year ended December 31, 2000 were audited by Wiss & Company LLP; those of prior periods were audited by PricewaterhouseCoopers LLP. The statement of operations data for 1998 through 1996 has been derived from the historical financial statements of Bell Atlantic Paging, Inc. Similarly, the balance sheet data for 1997 through 1996 has also been derived from Bell Atlantic Paging's historical financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere herein.


                                                               Years Ended December 31,
                                                               ------------------------
                                               2000         1999       1998           1997        1996
                                               ----         ----       ----           ----        ----
                                                                            Bell Atlantic Paging
                                                       (In Thousands, Except Per Share Amounts)
Statement of Operations Data:
Revenues .................................   $ 28,683    $ 31,159    $ 26,432       $ 20,689    $ 17,057
Depreciation and amortization ............     10,450      10,878       4,323          3,378       2,066
Provision for asset impairment............      9,500           _           _              _           _
Costs of abandoned business combinations .         57       1,692           _              _           _
Other operating expenses .................     25,860      26,493      21,364         16,890      13,065
Operating (loss) income ..................    (17,184)     (7,904)        745            421       1,926
Other expenses, net ......................     (6,554)     (2,975)          _              _           _
Provision for income taxes ...............          _           _        (296)          (168)       (770)
Extraordinary item, net of taxes .........          _           _         682              _           _
Net (loss) income ........................    (23,738)    (10,879)      1,131            253       1,156
Preferred stock dividends ................       (103)
Loss attributable to common stockholders .   $(23,841)   $(10,879)   $  1,131       $    253    $  1,156

Net loss per common share ................     $(1.38)      (0.76)

BALANCE SHEET DATA
(period end)
Working capital (deficit) ................   $ 32,167    $ (3,894)   $  1,014       $  1,098    $  2,587
Total assets .............................   $ 23,138    $ 39,324    $ 32,335(1)    $ 13,547    $ 13,015
Notes and other debt currently due to
  unrelated parties.......................   $ 29,857    $    508    $      _             $_          $_
Long-term debt, less current maturities ..   $      -    $ 25,963    $ 18,535(1)          $-          $-
7.5% Redeemable Preferred Stock(2) .......   $  1,603           _           _              _           _


-----------

(1) Derived from historical financial statements for Aquis Communications Group, Inc.
(2)      Includes cumulative accrued dividends of $103

(3) As a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements, Aquis has recognized a provision for impairment of the carrying value of its FCC licenses and State certificates in the amount of $9,500,000 at December 31, 2000. The amount of the loss was based on the difference between the net book value of those intangible assets and the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results

Organization and Basis of Presentation

         Aquis Communications Group, Inc. is a holding company, incorporated in the State of Delaware. Through its operating companies, it now operates three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. Aquis entered the Midwestern region through a purchase of certain assets from SourceOne Wireless, Inc. completed on January 31, 2000. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements. Customers include individuals, businesses, government agencies, hospitals and resellers.

         On December 31, 1998, Aquis began business operations with its purchase of the paging assets of Bell Atlantic Paging ("Predecessor Company"). On March 31, 1999, Paging Partners Corporation (incorporated in 1994), merged with Aquis Communications, Inc. ("ACI", incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. On June 30, 1999, a wholly owned subsidiary of Aquis acquired SunStar Communications, Inc. On January 31, 2000, Aquis completed its acquisition of selected paging assets of SourceOne, a Chicago-based radio common carrier. In May 2000 Aquis acquired certain paging assets of Suburban Paging, a regional paging services reseller headquartered in Pennsylvania. Finally, on August 31, 2000, Aquis sold the net assets of its Internet services operations in order to focus its resources on its paging operations. These matters are more fully discussed in our consolidated financial statements and the notes thereto.

         As noted above, Aquis acquired the Bell Atlantic paging business for approximately $29,200,000, including transaction costs, on December 31, 1998. The Bell Atlantic paging business acquired included Bell Atlantic Paging's sales and marketing operation and the paging network operation infrastructure owned and operated by the Bell Atlantic Operating Telephone Companies. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." This transaction was financed primarily through a $20,000,000 loan from FINOVA Capital Corporation, a $4,150,000 note retained by the seller, and cash proceeds of $5,661,000 from a sale of preferred stock. Aquis satisfied all its obligations under the note received by the seller on June 30, 1999.

         The results of operations of Bell Atlantic Paging for the years ended December 31, 1998 and 1997 include certain revenues and expenses allocated by Bell Atlantic Corporation and its affiliates. The provision for income taxes was allocated to Bell Atlantic Paging as if it were a separate taxpayer. Also, certain employee benefit costs were allocated based on staffing levels. Accordingly, the results of operations and financial position of Bell Atlantic Paging may not be the same as would have occurred had Bell Atlantic Paging been an independent entity. This discussion should be read in conjunction with Aquis' consolidated financial statements and the notes thereto.

         Aquis' consolidated financial statements as of and for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in those accompanying financial statements, Aquis incurred losses of about $23,841,000 and $10,879,000 million during the years ended December 31, 2000 and 1999 respectively. Aquis' deteriorating financial results have caused it to be in default of its agreement with its senior lender, and in January 2001 the Company failed to make a required principal repayment of $514,000 under that loan. Further, Aquis has not made any required interest payments on this debt since January 11, 2001. Aquis is required to pay that lender $2,056,000 of loan principal during the year ended December 31, 2001 and a $2,000,000 note payable to AMRO International matures in October 2001, unless it is sooner converted to common stock at AMRO's election. Aquis is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262,000 The Company's principal source of liquidity at December 31, 2000 included cash and cash equivalents of about $378,000. Aquis, at December 31, 2000 reported a working capital deficit of $32,167,000, primarily resulting from the classification of its loan from Finova as a current liability due to Aquis' default thereunder.

         In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may reduce trading volume and liquidity, may diminish the Company's ability to restructure its debt or raise additional equity, and will impair its ability to obtain funding under the Coxton agreement.

         Aquis is in default of its loan agreements with FINOVA, its senior secured lender, and AMRO International, an unsecured creditor. These defaults also cause violations of the terms of some of the Company's operating agreements for services provided by others to its customers. Further, Aquis does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated debt service, working capital and capital expenditure requirements under its existing capital and operating structure for the foreseeable future. The conditions described above indicate that Aquis may not be able to continue as a going concern. The Company's ability to continue as a going concern is dependent on the continued forebearance of its lenders from demanding immediate payment of their outstanding loans, its ability to generate sufficient cash to meet operating requirements, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand. The Company would consider appropriate responses, including the filing of a request for protection under the US Bankruptcy Code.

General

         Aquis is a leading provider of paging and other wireless messaging services and markets one-way paging service and equipment to customers directly and through resellers. Aquis also offers its customers both customer owned and maintained equipment or lease options for equipment.

         Aquis generates a substantial majority of its revenue from fixed periodic fees for paging services that are not generally dependent on usage. Usage sensitive charges consist primarily of charges for messages exceeding the number included in a customer's fixed monthly rate plan, fees charged to resellers for messages sent to the resellers' subscribers over Aquis' communication network on a per-character basis under a Telocator Networking Paging Protocol ("TNPP"), and fees charged to a party sending a message to an Aquis-enabled pager, primarily on a flat fee-per-message basis (referred to as "Calling Party Pays" or "CPP").

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

         This discussion should be read in conjunction with Aquis' consolidated financial statements and the notes thereto.


RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 2000 AND 1999

         Some of the following financial data is presented on a per subscriber unit basis. Management believes that such a presentation is useful in understanding year-to-year comparative results by providing a meaningful basis for comparison, given the differences in business management and in the number of subscribers of other paging companies.

Units in Service

         Units in service totaled 342,000 at December 31, 2000 and 375,000 at December 31, 1999, an 8.8% decrease. A significant contributor to the decline was the return of about 30,000 units in April 2000 to Bell Atlantic Mobile that were not profitable to the Company. An additional 40,000 units had been previously returned for the same reason in December 1999. Aquis and Bell Atlantic Mobile entered into a cancelable reseller agreement for these units in connection with the purchase of the assets of Bell Atlantic Paging in 1998. Aquis exercised its right to cancel that service and reduce related support activities. About 175,000 units were added during the year, approximately 70,000 of which were added through the acquisitions of SourceOne and Suburban Paging with the balance added through direct and indirect sales channels. The annual churn rate during the year endeed December 31, 2000, excluding the effects of the units returned to Bell Atlantic Mobile during this year, reached 38%.

Revenues

         Service revenues for the years ended December 31, 2000 and 1999, were $27,926,000 and $30,368,000, respectively, a decrease of approximately $2,442,000 or about 8%. The decrease in service revenues was attributable to three factors: the churn described above, industry-wide pricing pressures, and a change in the mix of direct subscriber and reseller units. Average monthly revenue per unit was about $6.05 in 2000, a decline from $6.84 during 1999. During year 2000, the portion of Aquis' subscriber base represented by the less lucrative reseller units increased from about 58% to 62%. Resellers purchase Aquis' services in bulk and are therefore provided rates lower than those made available to Aquis' direct subscribers. Finally, about 87% of the total revenues recognized in 2000 were derived from fixed periodic fees from paging services that are not dependent upon usage. As a result of the acquisition of the business of SourceOne, significant usage-sensitive CPP revenues were added during the year. This, combined with the decline in the customer base and price competition resulted in the reduction of the proportion of fixed fee revenues from levels experienced in 1999.

         Revenues from Internet operations were $513,000 during the 8 months of the year ended December 31, 2000 during which Aquis operated this business. This compared to revenues of $105,000 recognized for the year ended December 31, 1999 during Aquis' six months of Internet operations. Aquis sold this business in August 2000 due to sustained losses from operations that reached about $665,000 for the eight months then ended.

         Revenues from sales of paging equipment declined to $757,000 in 2000 from $791,000 in 1999. In response to consumer demand for less costly equipment, Aquis continued marketing lower-cost units at reduced sales prices in 2000, a strategy that was implemented in 1999.

Cost of Equipment Sales

         The cost of equipment sold during fiscal year 2000 was $742,000 in comparison to costs in 1999 of $947,000, a decline of $205,000 or 21.6%. The previously-described move toward lower-cost pagers continuing demand for rental units contributed to the reduction, as did declines in average pager costs.

Cost of Paging Services

         Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Also included are technical operating expenses. Total services costs decreased to $12,984,000 in 2000 from $13,070,000 in 1999. Declines in costs of third party paging carriers and costs incurred to provide Internet services were offset by increased costs to operate the paging network acquired from SourceOne Wireless in January 2000. Internet services costs increased to $521,000 in 2000, compared to costs of $101,000 in 1999.

         Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. The costs of such paging services decreased from $7,652,000 in 1999 to $5,212,000 during the year ended December 31, 2000. The decreases are primarily attributable to the decline of the subscriber base.

         Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $7,251,000 and $5,317,000 during the years ended December 31, 2000 and 1999, respectively. Additional costs were incurred to operate and maintain Aquis' expanded network resulting from the acquisition of the SourceOne network in January 2000 and to a lesser extent as a result of 12 months of operations of the network of Paging Partners that was acquired on March 31, 1999.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs decreased from $3,881,000 in 1999 to $3,595,000 in 2000, or approximately 7.4%. Cost reductions resulted from a 10% reduction of the sales organization, but to a greater extent from reduced commissions resulting from a revised commission plan implemented late in 1999 and from fewer new units placed in service through sales channels during 2000. These decreases were partially offset by an increase in advertising costs resulting from advertising that was published and circulated during 2000.

General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased slightly as a percentage of service revenues to approximately 25.2% in 2000 from about 25.3% in 1999. Total costs for the year ended December 31, 2000 included $693,000 resulting from the issuance of options pursuant an employment agreement with Aquis' former President. Total costs for the year ended December 31, 1999 included the costs of a settlement of certain employment claims made by Aquis' first President and a founder, settled in the approximate amount of $742,000.

         Overall costs were reduced about 8% as the result of a 14% staff reduction implemented in stages during the course of the 18 months ended December 31, 2000. The decrease was also attributable to lower customer call center and related telephone costs that were partially offset by increased billing and data processing expenses associated with the customer bases acquired from SourceOne and Suburban Paging.

Depreciation and Amortization

         Depreciation and amortization decreased to $10,450,000 in 2000 from $10,878,000 in the prior year. Amortization of intangible assets increased as a result of amortization of assets acquired from Paging Partners for 12 full months in 2000 and amortization of intangible assets acquired from SourceOne and Suburban. Depreciation declined slightly, primarily as the result of the full depreciation of a substantial number of leased pagers during the year.

Provision for Asset Impairment

         As a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements, Aquis has recognized a provision for impairment of the carrying value of its FCC licenses and State certificates in the amount of $9,500,000 at December 31, 2000. The amount of the loss was based on the difference between the net book value of those intangible assets and the amount of the estimated annual cash flows through December 31, 2008 discontinued to net present value using a discount rate of 20%. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets.

Abandoned Business Combinations

         On November 8, 1999, Aquis announced the termination of discussions concerning the June 21, 1999 Memorandum of Understanding to merge with Intelispan, Inc. In addition, Aquis also terminated its efforts to acquire Francis Communications and certain additional telecommunications services providers and resellers. Earnings for 1999 have been charged $1,692,000 for the write off of related capitalized costs. During the year ended December 31, 2000, disputes related to the abandoned Francis acquisition were settled and costs of $125,000 were recovered, net of related legal fees. This recovery was offset by the write-off of $182 of costs related to the abandonment of negotiations to effect business combinations with three other communications services providers.

Interest Expense

         Net interest expense was $6,670,000 for the 12 months ended December 31, 2000, compared to $3,004,000 for the year ended December 31, 1999. Interest expenses increased primarily as the result of full amortization of previously deferred financing costs in the amount of $1,648,000 resulting from the default under Aquis' loan agreements with FINOVA and AMRO. A second significant factor was the $1,553,000 cost of funding obtained from AMRO and the equity line of credit from Coxton as measured by the value of warrants issued in the second quarter of 2000 in connection with those agreements. Interest costs also increased as the result of carrying costs for a full 12 months for borrowings made in connection with the Paging Partners and SunStar business combinations completed in 1999, as well as the borrowings incurred in connection with the purchase of assets from SourceOne in January 2000. Interest rates related to the SourceOne borrowings were also about two percentage points higher than those in effect for senior debt outstanding at December 31, 1999. Interest expense in 2000 also include about $222,000 related to the beneficial conversion feature granted to AMRO International in connection with the bridge loan provided in April 2000. The 1999 expenses included additional fees of $299,000 related to letters of credit used in connection with Aquis' mergers and acquisitions.

Income Taxes

         No provision for income taxes is reflected in either period as a result of the Company's net losses in both periods.

RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 1999 AND 1998

         Some of the following financial data is presented on a per subscriber unit basis. Management believes that such a presentation is useful in understanding year-to-year comparative results by providing a meaningful basis for comparison, given the differences in business management and in the number of subscribers of other paging companies.

Units in Service

         Units in service totaled 415,000 and 257,000, a 61.5% increase, on a comparative basis as of December 31, 1999 and 1998, respectively, before adjustment for certain units transferred to Bell Atlantic Mobile effective December 1, 1999. After such adjustment, units in service at December 31, 1999 totaled 375,000. Aquis and Bell Atlantic Mobile entered into a reseller agreement for these units in connection with the purchase of the assets of Bell Atlantic Paging. Aquis had the option to cancel the reseller agreement for the Bell Atlantic Mobile units and did so in December 1999 because these units were not profitable to Aquis. Excluding the effects of the units returned to Bell Atlantic Mobile at both year-end dates, units in service totaled 375,000 and 226,000, respectively, and represent a net growth rate of nearly 66%. This growth was achieved through the merger with Paging Partners on March 31, 1999, and was partially offset by customer disconnections at a rate of 2.7% per month.

Revenues

         Paging service revenues for the years ended December 31, 1999 and 1998, respectively, were $30,368,000 and $23,309,000, an increase of approximately $7,059,000 or more than 30%. The increase in service revenues was attributable to the increase in the number of subscribers resulting primarily from the March 31, 1999 Paging Partners merger, and, to a smaller extent, to an increase in demand for such value-added services as alpha dispatch, sports, news and business data messaging. Average monthly revenue per unit was $6.84 during 1999, compared to $7.18 during 1998. This change in average monthly revenue per unit was primarily the result of Aquis' addition of reseller units through the Paging Partners merger and to a lesser extent was the result of pricing pressures in a highly competitive marketplace. Resellers purchase Aquis' services in bulk and are therefore provided rates lower than those made available to Aquis' direct subscribers. The relative weight of reseller revenues to total service revenues has increased from about 11% of service revenues during the first quarter of 1999, to about 28% for subsequent quarters as the result of the merger. Approximately 97% of the total revenues recognized in 1999 were derived from fixed periodic fees from paging services that are not dependent upon usage.

         Revenues from sales of paging equipment declined from $3,123,000 in 1998 to $791,000 in 1999. This was the result of two factors. First, sales to Bell Atlantic Mobile and the local operating telephone companies entities that were significant resellers of paging equipment and services in years prior to 1999, were substantially eliminated as a result of Aquis' purchase of the business at December 31, 1998. Second, in response to consumer demand for less costly equipment, Aquis began marketing lower-cost units at reduced sales prices in 1999, representing a departure from Bell Atlantic Paging's high-end, high-cost strategy.

         During the year ended December 31, 1999, Aquis generated approximately 97% of its total revenue from fixed periodic fees for paging services that are not generally dependent on usage. The average of the monthly disconnection or churn rates (not weighted and excluding the effects from the Paging Partners subscriber base) for the years ended December 31, 1999 and 1998, were 3.1% and 2.9%, respectively. Including the stabilizing effects of the Paging Partners reseller base added April 1, the churn rate was 2.7% for calendar year 1999.

Cost of Equipment Sales

         The cost of equipment sold during fiscal year 1999 was $947,000, a decline of $1,762,000 from the prior year level of $2,709,000. The previously-described reduction of sales to Bell Atlantic Mobile and the operating telephone companies contributed to the decrease, as did Aquis' move toward lower-cost pagers and an increase in demand for rental units. Declines in average pager costs also contributed to the reduction.

Cost of Paging Services

         Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Also included are technical operating expenses. Total paging services costs increased from $8,450,000 in 1998 to $13,070,000 in 1999 due to increased costs of third party paging services providers and costs of Aquis' technical operations.

         Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. The costs of such services increased from $4,968,000 in 1998 to $7,753,000 in 1999. The increases are attributable primarily to growth of the subscriber base, and to an increase in customer demand for services such as wide-area, nationwide, alpha dispatch, and other message dispatch services.

         Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $5,317,000 and $3,482,000 during the years ended December 31, 1999 and 1998, respectively. Additional costs were incurred to operate and maintain Aquis' expanded network resulting from the merger with Paging Partners on March 31, 1999. In addition, the elimination of certain expenses allocated by Bell Atlantic Paging was offset by greater external unsubsidized third party costs for transmitter and terminal site rents, telephone company access charges, and personnel costs in the current year.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs increased from $3,394,000 in 1998 to $3,881,000 in 1999, or approximately 14.3% from 1998 to 1999, resulting from the opening of additional sales offices and a corresponding increase in sales and support staff and related administrative operations and selling costs. These increases were partially offset by a reduction of sales commissions resulting from a revised commission plan implemented in 1999 and a decrease in print advertising expenses.

General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs increased as a percentage of service revenues from about 24.3% in 1998 to 25.3% in 1999. The increase was largely attributable to a settlement of certain employment claims made by Aquis' former President, settled in the approximate amount of $742,000 and charged against 1999 results of operations. The increase was also attributable to higher office occupancy and customer service and call center support costs that were partially offset by reductions in billing and data processing expenses. Also contributing to the increase were costs associated with the transition to a public reporting entity. However, amounts attributable to Bell Atlantic Paging were lower due its existence as a subsidiary of Bell Atlantic rather than operating as an independent entity.

Depreciation and Amortization

         Depreciation and amortization increased to $10,878,000 in 1999 from $4,323,000 during the prior year. Bell Atlantic, recorded the cost of the use of the network and communications operating assets by Bell Atlantic Paging through intercompany charges from the affiliated operating telephone companies that owned the assets during 1998. In substance, Bell Atlantic Paging leased these assets while Aquis, as owner and operator, allocates such costs to operations. The increases in depreciation and amortization are also attributable to the allocation of the purchase price of tangible and intangible assets, which exceeded their historical costs, acquired from the Bell Atlantic companies and through the merger with Paging Partners.

         As a result of the Company's ongoing losses, its forcast for continuing losses, and its default under its loan agreement, Aquis has recognized a provision for impairment of the carrying value of its FCC licenses and State certificates in the amount of $9,500,000 at December 31, 2000. The amount of the loss was based on the difference between the net book value of those intangible assets and the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20%.

Abandoned Business Combinations

         On November 8, 1999, Aquis announced the termination of discussions concerning the June 21, 1999 Memorandum of Understanding to merge with Intelispan, Inc. In addition, Aquis also terminated its efforts to acquire Francis Communications and certain additional telecommunications services providers and resellers. Earnings for 1999 have been charged $1,692,000 for the write off of related capitalized costs.

Interest Expense

         Net interest expense was $3,004,000 for the year ended December 31, 1999 and none for 1998. The 1999 expenses include interest costs related to the senior debt and the five year term loan due to FINOVA, and additional fees and first-quarter charges of $299,000 related to letters of credit used in connection with Aquis' mergers and acquisitions. In years prior to 1999, Bell Atlantic Paging carried no external debt.

Income Taxes

         The provision for income taxes decreased in the current periods as a result of Aquis' operating loss for book and tax purposes. During the prior period, the income and expenses of the Bell Atlantic Paging were included in the consolidated Federal and certain combined state income tax returns of its parent and the prior year provisions for income taxes have been calculated on a separate return basis herein.


Liquidity and Capital Resources

All of Aquis's term debt is classified as currently payable as a result of the defaults under our loan agreements. Had we not been in default, funds required to meet scheduled principal payments would have been as follows:

                                                                                        As of
                                                                                  December 31, 2000
                                                                                  -----------------
     2001.......................................................                      $4,496,000
     2002.......................................................                       3,599,000
     2003.......................................................                      21,680,000
     2004.......................................................                          82,000
     2005.......................................................                             -0-

     Total......................................................                     $29,857,000




Funds required to meet aggregate future minimum rental commitments under non-cancelable leases is as follows:

                                                                                        As of
                                                                                  December 31, 2000
                                                                                  -----------------
          2001.......................................................                    $2,443,000
          2002.......................................................                     1,969,000
          2003.......................................................                     1,563,000
          2004.......................................................                       630,000
          2005.......................................................                       657,000

          Total......................................................                    $7,262,000



         Our auditors opinion is qualified and states that there is substantial doubt about our ability to continue as a going concern. We are in default of the terms of our loan agreements with FINOVA, our senior lender, and with AMRO International. The FINOVA debt is secured by substantially all of Aquis' assets. These defaults result in violations of the terms of several of our other operating agreements. If either of our lenders elected to demand repayment of amounts due to them, we would be unable to meet those requirements with the financial resources currently available to us. Consequently, in such an event, we would anticipate the filing of a voluntary petition for protection under the U.S. Bankruptcy Code.

         Aquis is currently discussing debt restructuring alternatives with its lenders, but no assurance can be given that these efforts will be successful to the extent required in order to obtain a waiver of its defaults under any existing, or future revised, debt agreements. We are negotiating with financial advisors for assistance in restructuring our debt, identifying other sources of capital, identifying a suitable merger partner and with other avenues that may become available to us. We are also evaluating further curtailment of our operations in non-core geographic paging service areas and additional staff reductions. We believe that our business plan as a niche one-way paging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on the factors noted above which are largely beyond our unilateral control.

         Regardless of our lenders' election regarding demand for payment of outstanding amounts due to them on an accelerated basis, we require substantial cash to meet scheduled principal repayments and minimum lease payments as shown above. Further, not later than January 31, 2002, we are required to redeem the preferred stock outstanding in the face amount of $1,500,000 plus any cumulative unpaid dividends, which totaled $103,000 at December 31, 2000. Interest costs associated with our senior debt and our bridge loan alone reached almost $3,200,000 during the year ended December 31, 2000 and such costs are expected to equal or exceed that total in 2001. Cash provided by operations during 2001 are not expected to be sufficient to satisfy these requirements as we are currently structured. Finally, funding would also be required to finance the growth of existing operations and customer base, to expand into new markets and to make strategic acquisitions in the event that we pursue opportunities that might become available in the future. Availability of funding for these purposes can not be assured and may not be economically viable if available given the Company's existing debt requirements.

         Aquis' operations used about $710,000 of net cash during the year ended December 31, 2000, while operating activities provided net cash of $4,643,000 for the year ended December 31, 1999. Before application of cash to fund growth of customer receivables, to purchase pagers and reduce current liabilities, operations produced about $2,035,000, compared to $2,965,000 in 1999. Cash generated by operations during year 2000 of $1,651,000 was used to fund pager purchases and to reduce payables to vendors. During 1999 the primary use of operating cash was to fund the growth of paging subscriber receivables in the approximate amount of $3,479,000; payables to vendors also grew during 1999 by about $5,579,000. Growth of accounts receivable in both periods was due to acquired businesses from Paging Partners in 1999 and from SourceOne and Suburban in 2000. The need to reduce outstanding accounts payables to vendors was influenced by the declining telecommunications markets, and the failures of PageNet, and then TSR Wireless late in the year ended December 31, 2000. By comparison, the growth of accounts payable in 1999 of $5,579,000 as a result of the increased paging infrastructure acquired from Paging Partners and the relative willingness of vendors to allow our payables to age helped to fund other cash priorities during that year.

         Consolidation of the paging industry and continuing concerns about profitability and liquidity with respect to many companies in the industry has led the industry and Aquis to a marketing strategy intended to focus on operating margins rather than on subscriber growth. Implementation of corresponding commission and other related plans has been substantially completed to ensure alignment of sales objectives and corporate goals to focus on higher-margin alphanumeric service, as well as value-added services. To improve liquidity, reduce operating losses and comply with its Agreement with FINOVA, Aquis completed the sale of its Internet assets. Aquis is pursuing strategies previously planned.

         o Aquis has continued to focus on growth of its core business and improvement in utilization of its paging system capacity. Through alternative sales initiatives and additional strategic alliances combining paging, email and the Internet, along with the use of its paging network to broadcast information for content providers on a metered basis, Aquis anticipates improvements in operating margins. It has recently signed several interconnection agreements with Verizon Wireless that are expected to provide call termination revenues and provide lower operating costs.

         o Overall service revenues recognized in 2000 were 8% less than those of 1999, and Aquis continues to face competitive pricing pressures in its markets, resulting in decreasing average revenue per unit, increased subscriber churn rates and lower operating margins. Total units in service decreased from approximately 375,000 (after reduction for units returned to Bell Atlantic Mobile) at December 31, 1999 to about 342,000 at December 31, 2000, and included a shift toward a heavier weighting of lower-revenue reseller units. The loss of Bell Atlantic Mobile units cancelled in December 1999 and April 2000 was largely offset by the acquired SourceOne and Suburban subscriber bases. Aquis is continuing marketing efforts to expand its units in service and will continue to explore strategic acquisitions to grow the customer base.

         o Aquis signed an agreement with Sprint in 2000 to market Sprint's PCS communications services in an effort to leverage the efforts of Aquis's direct sales staff. Sprint is providing the handsets, eliminating the need for capital investment.

         o Aquis continues to plan, explore and implement alternatives to offset these trends by (i) negotiating more favorable terms from existing and alternative paging equipment suppliers, and
                  (ii) obtaining third party financing to finance such purchases.

         During 2000, Aquis used net cash of $3,960,000 in connection with business acquisitions and for the purchase of equipment, including $252,000 of expenditures related primarily to certain licensing of its Internet activities. This represents a decline of $19,685,000 from 1999 net cash used for the same activities and is primarily related to the $18,535,000 of cash used in 1999 in connection with the paging assets purchased from Bell Atlantic Paging Company.

         During the year ended December 31, 2000 and 1999, net cash provided from financing activities totaled $1,784,000 and $19,630,000, respectively. Aquis borrowed $2,450,000 and $2,000,000 during the recently completed fiscal year to complete the SourceOne transaction and to pay down the FINVOA debt and related transaction costs, respectively. Aquis borrowed $20,500,000 in January 1999 to complete the asset purchase from Bell Atlantic Paging Company. Concurrent with the loan of $2,450,000 in January 2000, Aquis agreed with its lender to forego any further borrowings under this facility. In April 2000, Aquis elected to make an additional payment of $1,250,000 to reduce the current year loan of $2,450,000 from FINOVA in order to avoid the increased interest rates that would have been assessed in the absence of such a payment. This payment was made through use of the proceeds of the 11% bridge loan extended to Aquis by AMRO International in April 2000 in the amount of $2,000,000, which matures on October 12, 2001. The balance of the bridge loan was used to pay associated fees, for the purchase of additional paging equipment and to meet general working capital needs.

         Aquis was not in compliance with a debt covenant related to its senior debt leverage at December 31, 1999. Accordingly fees of $200,000 were paid in connection with issuance of the amendment and waiver issued by the lender in April 2000. This amendment also subjects Aquis to certain quarterly contingent fees of $75,000 if future covenants are not met. Scheduled quarterly principal payments to the lender began on July 1, 2000, with principal payments totaling $2,057,000 coming due during the year ending December 31, 2001.

         On September 27, 2000, Aquis agreed with FINOVA to modify certain terms of its existing Senior Loan Agreement. These modifications permit Aquis to retain all proceeds from the sale of its Internet operations and gives Aquis an option to reduce the scheduled principal payment due on July 1, 2001 from $514,000 to $200,000 in exchange for payment of a fee of $75,000. Financial ratio covenants related to the amount of senior and total debt outstanding and to its debt service coverage were also relaxed from original levels through September 30, 2001. The maximum permitted leverage ratios were increased by amounts ranging from 33% to 75% of original limits. Minimum required coverage ratios were relaxed by 34% to 54% of original requirements. In exchange, Aquis has agreed to pay quarterly fees of $75,000 if original financial ratios are not maintained. Further, additional contingent fees of up to $250,000 per quarter will be added to the principal balance due at final maturity if Aquis is unable to meet the financial ratios as amended in April, 2000.

         Finally, a principal payment of $2,000,000 was required on or before December 31, 2000 in order to avoid the assessment of a $500,000 fee and an interest rate increase of 2% which, at existing debt levels, will increase debt service costs by $44,000 per month. Aquis has not made this $2,000,000 principal payment and has not made the $514,000 principal payment scheduled for January 2, 2001. In addition, the Company was also not in compliance with a debt service coverage requirement at December 31, 2000. Aquis and FINOVA are currently discussing alternative remedies for failure to make the January 2, 2001 payment and Aquis' projected non-compliance with amended financial covenants established for December 31, 2001. As a result of the non-payment of the principal installment of $514,000 on January 2, 2001 and the debt service coverage ratio violation at December 31, 2000, FINOVA has the right to demand payment in full of the outstanding debt, although it is not obligated to do so. In addition, Aquis has not paid interest costs related to this Senior Debt incurred after December 31, 2000. FINOVA has not exercised its right to demand immediate payment of the entire amount of the outstanding Senior Loan and Aquis and FINOVA are currently discussing alternatives and remedies. Should FINOVA elect to demand immediate payment of amounts due, Aquis' existing resources will be insufficient to satisfy the repayment obligation.

         In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may reduce trading volume and liquidity, may diminish the Company's ability to restructure its debt or raise additional equity, and will impair its ability to obtain funding under the Coxton agreement.

         The Company does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated debt service, working capital and capital expenditure requirements under its existing capital and operating structure and for the foreseeable future. The conditions described above indicate that Aquis may not be able to continue as a going concern. The Company's ability to continue as a going concern is dependent on the continued forebearance of its lenders from demanding immediate payment of their outstanding loans, its continuing ability to generate sufficient cash from operations to meet obligations, aside from those under its debt agreements, in a timely manner, continuing supplies of goods and services from its key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand, and the Company would respond by filing a request for protection under the U.S. Bankruptcy Code.

Seasonality

         Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Recent Accounting Pronouncements

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, amended in March 2000, which provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Aquis adopted SAB 101 in the second quarter of 2000 and that adoption had no significant effect on its consolidated results of operations or its financial position.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No.. 25" ("FIN No. 44"). The Interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion 25. The provisions of FIN No. 44 were effective July 1, 2000. The Company has adopted and implemented the applicable provisions of FIN No. 44, which were effective July 1, 2000.


Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

         As of December 31, 2000, Aquis had approximately $27,668,000 of floating-rate debt outstanding. As of December 31, 1999, total floating-rate debt was $26,460,000. These totals represented about 93% and fractionally less than 100% of the total outstanding loans and notes payable at December 31, 2000 and 1999, respectively. An interest rate increase or decrease of 2% on this floating rate debt would result in a change in annual interest expenses of about $555,000, or about $0.03 per share. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2000, Aquis had no other significant material exposure to market risk.


Item 8.     Financial Statements

         See Index to Financial Statements, Page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         Aquis filed a report on Form 8K on March 12, 2001 to report a change in certifying accountants from PricewaterhouseCoopers LLP to Wiss & Company LLP effective on March 5, 2001. The reports of PricewaterhouseCoopers LLP on the financial statements for the years ended December 31, 1998 and 1999 were not qualified or modified as to uncertainty, audit scope or accounting principles. During those two periods and subsequent interim periods, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting priciples or practices, financial statement disclosures or auditing scope or procedure.



                                    Part III

Item 10.         Directors and Executive Officers of the Registrant

Directors

         The following is a brief description of the business experience of each of the members of the Board of Directors.

         PATRICK M. EGAN, age 49, has been a director and the Chairman of the Board of Aquis since its inception. Mr. Egan has also been the Chairman of the Board and Chief Executive Officer of Select Security, Inc., an electronic security services company, since November 1999. For approximately 27 years until October 1997, Mr. Egan was the President of the Commonwealth Security Systems, Inc., a major provider of electronic security services in the mid-Atlantic region. In addition to his ongoing relationships with Aquis and Select Security, Mr. Egan currently serves Lancaster Radio Paging, Inc. as its President and has done so since 1979, and is a managing member of Security Partner, LLC. Both of those businesses compete in the security alarm monitoring and sales industries.

         MICHAEL SALERNO, age 42, has served as a director of Aquis since inception, and has been the Managing Director of Select Capital Corporation, an investment management and private equity investment firm, since July 1996. From June 1995 to July 1996, he was the Chief Financial Officer of American Future Systems, a privately held publishing company. From November 1989 to June 1995, Mr. Salerno was an officer and director of the predecessor to Select Capital Corporation. Prior thereto, he was the President of MT&T Capital, the venture capital and investment banking subsidiary of MT&T Bank Corp., a large regional bank holding company.

         ROBERT DAVIDOFF, age74, has served as a director of Paging Partners Corporation since its organization in February 1994 and remained on the Board after Paging Partners merged with Aquis Communications Inc. to form Aquis Communications Group, Inc. He is currently serving as Managing Director of Carl Marks & Co., Inc., an investment banking firm, where he has been employed since June 1950. He is also a general partner of CMNY Capital, L.P., an investment company founded in March 1962, general partner of CMNY Capital II, L.P., a small business investment company founded in June 1989, and chairman of CM Capital Corporation, an investment vehicle which he founded in March 1982, all of which are affiliated with Carl Marks & Co., Inc. Mr. Davidoff serves on the Board of Directors of Hubco Exploration, Inc., Marisa Christina Corporation and Rex Stores Corporation, all of which are publicly held corporations.

         JOHN B. FRIELING, age 45, has served as a director of Aquis since its inception and is the co-founder and has been the Managing Director of Deerfield Partners, LLC, an investment banking firm, since June 1997. From June 1985 through June 1997, he was a founding member and Vice President of Bariston Associates, Inc., a Boston-based merchant banking firm. Prior to joining Bariston Associates, he was an associate in the acquisitions department of Winthrop Financial Associates. Prior thereto, Mr. Frieling practiced corporate law specializing in mergers, acquisitions and leveraged buyouts. He currently serves on the Boards of Directors of Touch Technology International, Inc., a Phoenix-based company that is a leader in transaction processing for smart card applications, and DC Fabricators, LLC, a New Jersey- based manufacturer of equipment for use in nuclear submarines. Mr. Frieling was also named as the Company's Chief Executive Officer on September 19, 2000.

Executive Officers of the Company

         The following is a brief description of the business experience of each of the executive officers of the Company who does not serve as a director of the Company.


Name                                                             Age   Position
----                                                             ---   --------
John B. Frieling.............................................    45    Chief Executive Officer of the Company
Keith J. Powell..............................................    45    President and Chief Operating Officer
D. Brian Plunkett............................................    43    Vice President and Chief Financial Officer of the Company
Brian M. Bobeck..............................................    32    Vice President-Engineering of the Company
David S. Laible..............................................    34    Vice President-Sales of the Company


         KEITH J. POWELL served as President of Aquis since January 2001. Previously he held executive vice president and general manager positions with Adelphis a Business Solutions, a fiberoptic telecommunications provider, and Paging Partners Corporation from June 1996 to June 1998. From 1992 to 1996, Mr. Powell was employed by PageNet, one of the largest domestic paging & messaging service providers, as Vice President and General Manager for its New York and New Jersey operations. Mr. Powell was employed by The Texwipe Company from 1983 through 1992 serving as Vice President of Operations and Marketing Vice President. From 1980 to 1983 Powell held manufacturing management positions with Ethicon, Inc., a division of Johnson & Johnson Inc.

         D. BRIAN PLUNKETT served as the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of Aquis Communications, Inc. from January 1, 1999 until its merger with the Company, and as Vice-President and Chief Financial Officer of the Company since that time. Prior thereto, he had been the Chief Financial Officer for NationPage, Inc., from January 1995. For more than ten years prior to his employment with NationPage, Mr. Plunkett was employed by PageAmerica Group, Inc., a publicly traded, FCC licensed facilities-based wireless provider where he served as Vice President of Finance and Principal Accounting Officer. Mr. Plunkett is a Certified Public Accountant.

         BRIAN M. BOBECK has served as Vice-President Engineering, of the Company and its predecessor since January 1999. During 1998, Mr. Bobeck was Director of Technical Services for Vanguard Cellular. From 1996 to 1998, Mr. Bobeck was Director of Engineering for NationPage Inc. Prior thereto, Mr. Bobeck was Operations Manager for C-TEC Corporation, an independent local exchange carrier.

         DAVID S. LAIBLE has served as Vice President-Sales of the Company and its predecessor since January 1999. From April 1997 to January 1999, Mr. Laible was Director of Sales and Marketing for Bell Atlantic Paging. Prior thereto, Mr. Laible was Director-National Retail for Bell Atlantic Mobile.

No family relationship exists between any directors or executive officers of Aquis.


Terms of Officers

         All officers of Aquis serve for terms expiring at the next annual meeting of shareholders following the date of their appointment. Officers' terms are without prejudice to the terms of their employment agreements. Each of Aquis' officers devotes his full time to the affairs of Aquis, with the exception of John B. Frieling, who devotes such time as is required to accomplish his stated objectives.

Board Composition

         In accordance with the terms of Aquis' certificate of incorporation, the terms of office of the Board of Directrors are divided into three classes, each with a three year term except as provided below: Class III, whose term expires at the annual meeting of stockholders to be held in 2002; : Class II, whose term expires at the annual meeting of stockholders to be held in 2001; and Class I, whose term was scheduled to expire at the annual meeting of stockholders to be held in 2000.

         The Class III directors are Patrick M. Egan and Robert Davidoff. The Class II director is Michael Salerno and the Class I director is John B. Frieling. Because Aquis did not hold an annual meeting of stockholders in 2000, election of both the Class I and II directors will be held at the annual meeting to be held in 2001. The term of the Class I director elected at that meeting will expire in 2003. The classification of directors in the manner in effect for the Aquis Board may have the effect of delaying or preventing changes in control or changes in management of Aquis.

Item 11.         Executive Compensation

         The following tables sets forth a summary of the compensation paid or accrued for the fiscal years ended December 31, 2000, 1999, and 1998 by Aquis to or for the benefit of each person who served as chief executive officer during the fiscal year ended December 31, 2000 and the other executive officers of Aquis whose cash compensation exceeded $100,000 during the year ended December 31, 2000 (the "Named Executive Officers"):


                           Summary Compensation Table

                                                                                          Long Term Compensation
                                                                               --------------------------------------------
                                                Annual Compensation                     Awards                     Payouts
                                                -------------------                     ------                     -------

                                                                               Restricted        Options/         All Other
                                                                                  Stock         SARS(#)(1)     Compensation(2)
Name and Principal Position               Year      Salary       Bonus         Award(s)($)       Options/         All Other
---------------------------               ----      ------       -----         ----------        --------         ---------
JOHN B. FRIELING (3)..................      2000   $78,750        -0-              -0-            300,000            -0-
Chief Executive Officer                     1999     N/A          N/A              N/A              N/A              N/A
                                            1998     N/A          N/A              N/A              N/A              N/A

NICK T. CATANIA(4)....................      2000   $200,000       -0-              -0-            900,000            -0-
Former President                            1999     N/A          N/A              N/A              N/A              N/A
                                            1998     N/A          N/A              N/A              N/A              N/A

JOHN X. ADILETTA(5)...................      2000     -0-          -0-              -0-            55,000           $615,000
Former Chief Executive Officer              1999   $222,922       -0-              -0-           430,683            $4,949
                                            1998     N/A          N/A              N/A              N/A              N/A

RICHARD J. GIACCHI(6).................      2000   $30,000        -0-              -0-            50,000             -0-
Former President and Executive Officer      1999   $101,553       -0-              -0-              -0-              -0-
                                            1998   $171,000       -0-              -0-              -0-              -0-

D. BRIAN PLUNKETT(7)..................      2000   $177,855       -0-              -0-            75,000             -0-
Chief Financial Officer                     1999   $141,667       -0-              -0-            316,762            -0-
                                            1998     N/A          N/A              N/A              N/A              N/A

BRIAN M. BOBECK(8)....................      2000   $124,642     $20,000            -0-            175,000           $3,750
Vice President Engineering                  1999   $111,458       -0-              -0-            53,500            $3,129
                                            1998     N/A          N/A              N/A              N/A              N/A

DAVID S. LAIBLE(8)....................      2000   $99,585      $40,000            -0-            175,000           $4,200
Vice President Sales                        1999   $101,577     $31,000            -0-            53,500            $3,977
                                            1998     N/A          N/A              N/A              N/A              N/A


-----------

(1) Additional information regarding these option grants is contained in the "Option Grants in Year Ended December 31, 2000" table below.

(2)      Represents matching contributions to Aquis' 401(k) plan.

(3) Mr. Frieling began serving as Chief Executive Officer on September 19, 2000 and compensation paid during 2000 began on that date. Does not include options to purchase 25,000 shares and 100,000 shares issued to him on April 18 and July 24, 2000, respectively, before his appointment as CEO.

(4) Mr. Catania's employment with Aquis ceased effective September 26, 2000. In connection with the end of his employment, options to purchase 600,000 shares of Aquis common stock that had been issued to Mr. Catania on January 4, 2000 were cancelled. The remaining options to purchase 300,000 shares remain in effect.

(5) Mr. Adiletta served as President and Chief Executive Officer from March 31, 1999 until November, 1999. Mr. Adiletta brought an arbitration proceeding against Aquis seeking additional payments under his employment agreement. Aquis and Mr. Adiletta have resolved all issues related to Mr. Adiletta's claim pursuant to a Settlement Agreement dated as of April 4, 2000, which included the reinstatement of options to purchase 55,000 shares that were cancelled in connection with the end of his employment by Aquis. That settlement also provided Mr. Adiletta with 133,334 shares of common stock valued at $400,000 based on a closing price of $3.00 on April 4, 2000, a payment of $25,000, a credit of $75,000 against existing indebtedness owed to Aquis by him, and forgiveness of $115,000 of debt under an existing promissory note secured by common stock owned by Mr. Adiletta.

         Options to purchase 355,683 shares and 75,000 shares were granted to Mr. Adiletta on January 4 and August 31, 1999, respectively.

(6) Mr. Giacchi served as President and Chief Executive of Paging Partners Corporation until March 31, 1999, at which time Paging Partners merged with Aquis Communications Inc. and formed Aquis Communications Group, Inc. Options to purchase 50,000 shares of Aquis' common stock were granted on January 12, 2000 in settlement of employment related claims subsequent to his resignation as an officer of Aquis.

(7) Mr. Plunkett was granted options to purchase 75,000, 50,000 and 266,762 shares of Aquis common stock on December 13, 2000, and August 31 and January 4, 1999, respectively.

(8) Messrs. Bobeck and Laible were each granted options to purchase 75,000, 100,000 and 53,500 shares of Aquis common stock on December 13, and June 25, 2000 and May 4, 1999, respectively.



                  Option Grants in Year Ended December 31, 2000

         The following stock options were granted to the Named Executive Officers during the year ended December 31, 2000.


Name                               # of Securities   % of Total Options   Exercise Price  Expiration Date       Grant Date Present
                                      Underlying          Granted to            Per                                  Value ($)(2)
                                        Options         Employees in           Share
                                     Granted (#)        Fiscal Year (1)     ($/Share)
John B. Frieling(3)...............           25,000          1.2%              $1.6250     April 18, 2010                $37,200
                                            100,000          5.0%              $1.0312     July 24, 2010                 $94,500
                                            300,000         14.9%              $0.9625     September 18, 2005           $167,700

Nick T. Catania(4)................          900,000         44.7%              $0.7500     September 18, 2005           $693,000

John X. Adiletta(5)...............           55,000          2.7%              $1.1200     January 4, 2009               $53,350

D. Brian Plunkett(6)..............           75,000          3.7%              $0.2344     December 13, 2010             $16,050

Richard J. Giacchi(7).............           50,000          2.5%              $1.3893     January 11, 2001              $48,150

Brian M. Bobeck(8)................           75,000          3.7%              $0.2344     December 13, 2010             $16,050
                                            100,000          5.0%              $1.2812     June 25, 2010                $117,400

David S. Laible(8)................           75,000          3.7%              $0.2344     December 13, 2010             $16,050
                                            100,000          5.0%              $1.2812     June 25, 2010                $117,400


-----------

(1) Based on option grants to employees and Named Executive Officers during the year ended December 31, 2000 for the purchase of 2,015,000 shares. Excludes options to purchase 330,000 shares of common stock granted to non-employees in fiscal 2000. Options issued to non-employees include those 55,000 options reinstated and fully vested for the benefit of Mr. Adiletta on April 4, 2000 in settlement of claims brought against Aquis.

(2) The valuation method used was the Black-Scholes option pricing model. The calculations are based on the following factors as of the grant date: (i) the expected exercise of the options within three years; (ii) the risk-free interest rate on the grant date using treasury note rates ranging from 5.2% to 6.1% over the expected term of the options; (iii) the price of the stock on the date of grant ranging from $1.63 to $0.23 with its expected volatility at 100%; (iv) there was no risk of forfeiture; and (v) dividend yield was not applicable as dividends are not expected.

(3) The two initial option grants provided to Mr. Frieling during 2000 were made before the start of his term as Chief Executive Officer of Aquis and vest on December 31, 2000. Options to purchase 300,000 shares of common stock were granted to Mr. Frieling in connection with his employment starting on September 18, 2000, of which options for 150,000 shares vested at issuance and an additional 25,000 options vest on the first day of each month subsequent to issuance until fully vested. The options are exercisable upon vesting.

(4) Options to purchase 900,000 shares of Aquis common stock were granted to Mr. Catania in connection with his employment by Aquis on January 4, 2000. The related agreements were modified in April and again in September 2000. At that latter date and as part of the separation agreement between Aquis and Mr. Catania, the option to purchase 600,000 shares was cancelled; the related exercise price was based on closing prices on January 2, 2001 and 2002. The remaining options to purchase 300,000 shares vested on April 12, 2000, provide an exercise price of $0.75 and expire on September 18, 2005. The options are exercisable upon vesting.

(5) Mr. Adiletta received, on April 4, 2000, a fully-vested reinstatement of options to purchase 55,000 shares that were cancelled in connection with the end of his employment by Aquis. The options are exercisable upon vesting.

(6) Mr. Plunkett was granted options to purchase 75,000 shares of common stock on December 14, 2000. This option vests in three equal annual installments commencing on the first anniversary of the grant date.

(7) Mr. Giacchi received an immediately vested one-year option to purchase 50,000 shares on January 12, 2000 in connection with the settlement of employment related claims. These options were exercised on February 25, 2000.

(8) Messrs. Bobeck and Laible were each issued options to purchase 75,000 and 100,000 shares on December 14 and June 25, 2000, respectively. The options for 75,000 shares vest in three equal annual installments commencing on the first anniversary of the grant date. The options for 100,000 shares vest on June 26, 2001. The options are exercisable upon vesting.

            Aggregated Option Exercises in Fiscal Year 2000 and 2000
                          Fiscal Year-End Option Values

         The table below sets forth information relating to the exercise of options during the year ended December 31, 2000 by each Named Executive Officer and the year-end value of unexercised options.


Name                                    Shares                      # of Securities Underlying       Value of Unexercised in-the-
                                     Acquired on    Value         Unexercised Options at Fiscal        Money Options at Fiscal
                                     Exercise (#)  Realized                  Year End                 Year End ($) Exercisable/
                                                     ($)         (#) Exercisable/ Unexercisable            Unexercisable
John B. Frieling..................       None        None                350,000 / 75,000                       0 / 0
Nick T. Catania...................       None        None                  300,000 / 0                          0 / 0
John X. Adiletta..................       None        None                   55,000 / 0                          0 / 0
D. Brian Plunkett.................       None        None                105,586 /286,176                       0 / 0
Richard J. Giacchi................      50,000     $174,288                   0 / 0                             0 / 0
Brian M. Bobeck...................       None        None                17,833 / 210,667                       0 / 0
David S. Laible...................       None        None                17,833 / 210,667                       0 / 0


Employment Arrangements

         John B. Frieling, a director of Aquis, became employed as Aquis' Chief Executive Officer on September 19, 2000 under the terms of an agreement between Aquis, Mr. Frieling and Deerfield Partners, LLC, a company for which Mr. Frieling serves as managing director. Terms of that agreement provided that Aquis would pay compensation at the monthly rate of $17,500 through March 31, 2001 unless the agreement is terminated before that date by either party. Mr. Frieling is currently employed on a month to month basis. In addition, Mr. Frieling was granted options to purchase 300,000 shares of Aquis' common stock at a price of $0.9625 per share (110% of the closing price for Aquis' common stock on September 19, 2000). Vesting of these options is described in the Certain Transactions disclosures in the subsequent pages.

         Effective as of January 14, 2001, Keith J. Powell was employed as President of Aquis under terms of an offer letter that specified a base salary of $150,000, a $50,000 performance bonus measured by comparison of the Company's earnings for the fourth quarters of 2000 and 2001, and the grant of options to purchase 200,000 shares of Aquis' common stock at an exercise price of $0.125. Those options expire on January 14, 2011 and vest in equal amounts on January 15, 2002. 2003 and 2004.

         D. Brian Plunkett, Aquis' Chief Financial Officer, entered into an employment Agreement with BAP Acquisition Corp. in November 1998, pursuant to which he currently receives a base salary of $175,000 (subject to a minimum upward adjustment of 5% annually). Mr. Plunkett is also eligible for such bonus compensation as may be determined by the Board of Directors from time to time. The employment agreement terminates on December 31, 2001. The agreement contains noncompetition and termination nonsolicitation provisions which survive the termination of Mr. Plunkett's employment for one year. In the event of termination of employment without cause, the agreement provides that Aquis shall: (1) pay Mr. Plunkett severance equaling at least one year's salary, (2) provide to Mr. Plunkett certain medical (including disability) and vacation benefits; and (3) within 3 months of termination, pay to Mr. Plunkett an amount equal to the bonus paid to Mr. Plunkett in the preceding year under the agreement. In the event of a change of control, as defined in the agreement, Mr. Plunkett may at his election, at any time within one year after such event, terminate the agreement with 60 days prior written notice. Upon such termination, Mr. Plunkett is entitled to: (1) a lump-sum severance payment equal to 100% of Mr. Plunkett's annual salary rate in effect as of the termination, or if greater, such rate in effect immediately prior to the change in control of Aquis, (2) an amount equal to 100% of his bonus for the previous year; and (3) for a twelve (12) month period after such termination certain disability, accident and group health insurance benefits. For purposes of the change in control disclosure, it is assumed that these provisions apply to successors to BAP Aquisition Corp. (the original employer under the agreement). In conjunction with the execution of the Employment Agreement, Mr. Plunkett was awarded options to purchase BAP Acquisition Corp. common stock, which options, following the merger of BAP Acquisition Corp. into a subsidiary of Paging Partners Inc. in March 1998, now represent the right to purchase 266,762 shares of Aquis' common stock. The options vest over a three-year period from the date of the employment agreement.

         In November 1998, Aquis Communications, Inc. entered into an employment agreement with David Laible. The agreement provides for a base salary of $100,000 per annum and "incentive compensation" which in the first year was to have been an amount not less than $40,000. The agreement provided for a signing bonus of $10,000 and a stock option grant which was to have been equivalent to $100,000 with five-year vesting. The agreement provided for twelve months severance pay if Mr. Laible's employment had been terminated without cause during the first year of employment and nine months severance pay if Mr. Laible's employment had been terminated without cause during the second year of employment. The agreement provides for six months severance pay if Mr. Laible's employment is terminated without cause during the third year of employment.

         In November 1998, Aquis Communications, Inc. entered into an employment agreement with Brian Bobeck. The agreement provides for a base salary of $100,000 per annum and "incentive compensation" which in the first year was to have been an amount not less than $20,000. The agreement provided for a stock option grant which was to have been equivalent to $100,000 with five-year vesting. If Mr. Bobeck is terminated without cause during the first thirty-six months of employment, then the agreement provides for severance in an amount equal to the greater of two months or the balance of thirty-six mouths from the employment start date. If Mr. Bobeck is terminated after this initial thirty-six month period, then the agreement provides for severance in an amount that is not less then two months salary.

Directors Compensation

         Directors that are not officers or employed by the Company are not compensated under any standard policy or arrangement with Aquis. Such directors have generally been compensated only through the issuance of stock options and, in 1999, through the direct issuance of 60,000 shares to each of Messrs. Egan, Frieling and Salerno. During the year ended December 31, 2000, Messrs. Davidoff, Egan and Salerno received options to purchase common stock totaling 25,000, 125,000 and 125,000, respectively. Options to purchase 25,000 shares were granted to each of these directors on April 19, 2000 at an exercise price of $1.625 and vested on December 31, 2000. Options to purchase 100,000 shares were issued to each of Messrs. Egan and Salerno on July 24, 2000 at an exercise price of $1.0312 and vested on December 31, 2000. All options issued during fiscal 2000 expire ten years after grant date.

Compensation Committee Interlocks
And Insider Participation In Compensation Decisions

         Aquis' Compensation Committee consists of Messrs. Frieling and Salerno. During fiscal 2000 or for any prior period, Mr. Salerno was not an officer or employee of Aquis or any of its subsidiaries. Prior to September 18, 2000 at which time he was first employed by Aquis as its CEO, Mr. Frieling was not an officer or employee of Aquis or any of its subsidiaries. Except as set forth below, neither of these individuals had an "interlock" relationship to report during 2000. During 2000, Aquis paid investment banking fees totaling $26,250 to Deerfield Capital, L.P. and Deerfield Partners, LLC. Mr. Frieling serves as managing director of Deerfield Partners, LLC, which in turn serves as general partner of Deerfield Capital, L.P. See also Item 13 for further details describing Mr. Frieling's economic relationships with Aquis.

No executive officer of Aquis served as a member of the Board of Directors or the Compensation Committee or similar committee for any entity that had one or more executive officers serving on Aquis' Board or Compensation Committee.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Aquis' officers and directors, and persons who own more than ten percent (10%) of a class of Aquis' equity securities registered under the Exchange Act to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) stockholders are also required by SEC rules to furnish Aquis with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of copies of forms filed pursuant to Section 16(a) of the Exchange Act, and written representations from certain reporting persons, Aquis believes that all Section 16(a) filing requirements during the fiscal year ended December 31, 2000 applicable to Aquis' officers, directors and ten percent (10%) stockholders were complied with in a timely fashion them, except for certain reports, which for the year ended December 31, 2000 include:

1. Mr. Frieling (a Form 4 and a Form 5 reporting 3 grants of stock options);

2. Mr. Catania (a Form 4 and a Form 5 reporting one stock option grant);

3. Mr. Plunkett (a Form 4 and a Form 5 reporting one stock option grant);

4. Messrs. Bobeck and Laible (a Form 4 and Form 5 reporting two stock option grants);

5. Messrs. Egan and Salerno (a Form 4 and a Form 5 reporting 2 grants of stock options);

6. Mr. Davidoff (a Form 4 and a Form 5 reporting one grant of options).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership of Aquis' common stock as of April 4, 2001 with respect to: (1) each person known by Aquis to beneficially own 5% or more of the outstanding shares of Aquis common stock, (2) each of Aquis' directors, (3) each of Aquis' Named Executive Officers and (4) all directors and officers as a group. Except as noted, each person set forth below has sole voting and investment control over the shares reported.

        Name and Address                                                                  Shares owned          Percentage of
                                                                                      Beneficially and of     Outstanding Shares
                                                                                           Record(1)
        Patrick M. Egan(2).........................................................           1,120,722                 6.3%
        c/o Select Security, Inc.
        1706 Hempstead Road
        Lancaster, PA 17601

        Select Paging Investors, L.P...............................................             898,958                 5.1%
        4718 Old Gettysburg Road
        Mechanicsburg, PA 17055

        Michael Salerno(3).........................................................           1,144,526                 6.4%
        c/o Select Paging Investors, L.P.
        4718 Old Gettysburg Road
        Mechanicsburg, PA 17055

        John B. Frieling(4)........................................................           1,900,426                10.5%
        c/o Deerfield Capital, L.P.
        20 North Main Street, Suite 120
        Sherborn, MA 01770

        Deerfield Partners, LLC.(5)................................................           1,365,426                 7.7%
        20 North Main Street, Suite 120
        Sherborn, MA 01770

        Deerfield Capital, LP.(6)..................................................           1,143,124                 6.5%
        20 North Main Street, Suite 120
        Sherborn, MA 01770

        Robert Greene (7)..........................................................           1,289,351                 7.3%
        c/o Robert Greene Communications, Inc.
        210 West Market Street
        Pottsville, PA 17901

        John X. Adiletta (7).......................................................             992,225                 5.6%
        51 Boulderwood Drive
        Bernardsville, NJ 07924

        Robert Davidoff(8).........................................................             247,672                 1.4%
        Carl Marks & Co., Inc.
        135 East 57th Street
        New York, New York 10022

        AMRO International, S.A(9).................................................           1,936,147                 9.9%
        Grossmuenster Platz 6
        Zurich, Switzerland

        Suburban Connect, LP(10)...................................................             964,518                 5.3%
        C/O The Lenfest Group
        1332 Enterprise Drive
        West Chester, PA 19380


        D. Brian Plunkett(11)......................................................             194,507                    *
        c/o Aquis Communications Group, Inc.
        1719A Route 10, Suite 300
        Parsippany, NJ 07054

        Brian M. Bobeck(12)........................................................              35,666                    *
        c/o Aquis Communications Group, Inc.
        1719A Route 10, Suite 300
        Parsippany, NJ 07054

        David S. Laible(12)........................................................              35,666                    *
        c/o Aquis Communications Group, Inc.
        1719A Route 10, Suite 300
        Parsippany, NJ 07054

        Nick T. Catania(13)........................................................             300,000                 1.7%
        3200 S. Stonegate Circle
        New Berlin, WI 53151

        All Directors and Officers as a group (8 persons)..........................           4,679,185                25.0%

-----------

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 17,647,030 shares of common stock outstanding as of April 4, 2001.

(2) Includes 150,000 shares of common stock issuable upon the exercise of vested options. Excludes the shares beneficially owned by Deerfield Partners LLC ("Deerfield Partners"), in which Mr. Egan has a 4% equity interest.

(3) Includes 95,568 shares held of record by Mr. Salerno and 150,000 shares of Common Stock issuable upon exercise of vested options. Mr. Salerno is the Managing Director of Select Capital, Inc., which is turn is the general partner of Select Paging Investors, L.P. Mr. Salerno disclaims beneficial ownership of the 898,958 shares of Common Stock owned by Select Paging Investors, L.P. and Select Capital, Inc.

(4) Includes 375,000 shares of Common Stock issuable upon exercise of vested options. Mr. Frieling is the Managing Director of Deerfield Partners, which in turn is the general partner of Deerfield Capital, L.P. ("Deerfield Capital" and together with Deerfield Partners, the "Deerfield Entities"). Deerfield Partners is the record holder of 222,302 shares and Deerfield Capital is the record holder of 780,280 shares. Also includes 362,844 shares owned by Sunstar One, L.L.C. which the Deerfield Entities have the right to acquire. Mr. Frieling disclaims any beneficial ownership of the shares of Common Stock owned by the Deerfield Entities.

(5) Includes 282,303 shares held of record by Deerfield Partners and 780,280 shares held of record by Deerfield Capital, of which Deerfield Partners is general partner. Also includes 362,844 shares owned by Sunstar One, L.L.C. and which the Deerfield Entities have the right to acquire.

(6) Includes 780,280 shares held of record by Deerfield Capital and 362,844 shares held of record by Sunstar One, L.L.C. which Deerfield Capital has the right to acquire.

(7) The information included with regard to Robert Greene is derived solely from a Schedule 13D dated March 31, 1999. The information included with regard to John X. Adiletta is derived from a Schedule 13D dated March 31, 1999, and includes options to purchase 55,000 shares that vested in April, 2000. Aquis assumes no responsibility for the information contained in either Schedule.

(8) Includes 75,088 shares held of record and 117,584 shares held of record by CMNY Capital II, L.P., an entity in which Mr. Davidoff is a partner. Mr. Davidoff disclaims beneficial ownership of the shares owned by CMNY Capital II, L.P. Also includes 55,000 shares issuable upon the exercise of vested options.

(9) Represents 357,942 shares of common stock issuable upon exercise of a warrant to purchase Aquis common stock at a price of $3.16 per share, which warrant is exercisable on or before April 12, 2003, and 1,578,205 shares of common stock issuable upon conversion of a debenture issued under a Loan Agreement by and between Aquis and AMRO International. Share number calculated on the basis of (i) an assumed conversion price of $0.2031 as of March 2, 2001 and (ii) a contractual limitation in the Loan Agreement which provides that AMRO may not hold more than 9.9% of Aquis' issued and outstanding common stock following such conversion.

(10) Includes 319,518 shares issued to Suburban Connect, LP in May 2000 in connection with the purchase of paging assets and 645,000 shares issuable on or before May 16, 2001 as a purchase payment adjustment pursuant to the terms of the related May 16, 2000 Asset Purchase Agreement.

(11) Includes options to purchase 194,507 shares of common stock. Does not include options to purchase 197,255 shares of common stock that may not vest before June 16, 2001.

(12) Includes options to purchase 35,666 shares of common stock. Does not include options to purchase 17,834 shares that not vest before June 16, 2001.

(13)     Includes options to purchase 300,000 shares of common stock.

(*)      Less than 1%.

         The terms of our agreements with AMRO and Coxton could result in a change in control of Aquis. In the event that AMRO elected to convert its debenture into Aquis common shares while our share price is at current levels, it could acquire control of this company. However, FCC regulations limit the amount of stock that may be owned by foreign interests as discussed in the accompanying Regulation discussion, Item 1. To the extent that the conversions referenced above exceed the permitted thresholds, any foreign acquirer of our common stock would be dis-incented to acquire such quantity of shares. See further details in our discussion of Risk Factors in this filing. If we elected to draw down funds under our equity line of credit with Coxton just two or three draws at current share values could result in a change in control based on the number of shares outstanding on April 4, 2001.


Item 13.  Certain Relationships and Related Transactions

         Deerfield Capital, LP, of which Mr. Frieling is a principal, and Deerfield Partners, LLC, of which Mr. Frieling is Managing Director, provided investment banking services to Aquis in connection with certain of its completed and proposed acquisitions. During 1999, Deerfield Capital and Deerfield Partners were paid a total of $411,000 in fees and expenses for such services. During 2000, such payments totaled $26,250.

         Aquis and John X. Adiletta entered into a settlement agreement related to employment related claims brought by Mr. Adiletta. The terms of that settlement provide for a payment of $25,000, a credit of $75,000 against existing indebtedness owed to Aquis by Mr. Adiletta, stock valued at $400,000, forgiveness of $115,000 of debt under an existing promissory note secured by common stock owned by Mr. Adiletta, and the reinstatement of 55,000 stock options with an exercise price of $1.12 each under a previous Incentive Stock Option Agreement. The greatest amount of indebtedness due from Mr. Adiletta during the year ended December 31, 2000, was $125,000, which was due in payment for shares of Aquis common stock acquired by him. At April 16, 2001, the outstanding balance due under this 8% note, after the settlement, was $50,000.

         Effective as of January 4, 2000, Aquis entered into an employment agreement with Nick T. Catania to employ him as President and Chief Executive Officer of Aquis, with annual base compensation of $200,000. In addition, Mr. Catania was granted ten-year stock options to purchase 900,000 shares of Aquis' common stock, which vested over three years. Of the options, 300,000 were exercisable at $0.75 per share, 300,000 were to have been exercisable at the closing price on January 2, 2001, and the remainder were to have been exercisable at the closing price on January 2, 2002. This agreement was amended on April 7, 2000 to accelerate the vesting date of the initial 300,000 options to the earlier of June 30, 2000 or the initial drawing of funds under the agreement with AMRO, which did fund in April, 2000. Mr. Catania resigned as Aquis' President and Chief Executive Officer on September 26, 2000. In connection with this resignation, Mr. Catania executed a Separation Agreement and Waiver of Claims dated September 26, 2000. Pursuant to the terms of this agreement, in which in exchange for a release and certain other consideration, Mr. Catania received, among other things, continued salary through December 31, 2000, continued health benefits. and registration rights with respect to certain vested options.


         In August 2000, Aquis completed the sale of the Internet business assets of Aquis IP Communications, Inc. to a private investment group headed by John V. Hobko, Aquis IP's former president, and John B. Frieling, who at the time of the completion of the transaction was a director, and who was subsequently named as Chief Executive Officer, of Aquis. These assets were acquired though a stock purchase in June 1999 at a cost to Aquis of 1,150,000 shares of common stock valued at about $1,600,000, $275,000 of cash and assumed liabilities and transaction costs totaling approximately $245,000. The assets of this business was sold on August 31, 2000 at an approximate purchase price, inclusive of cash and notes received and the assumption of Aquis IP indebtedness, was $2,970,000. The purchase price which was the greatest amount of indebtedness owned by the private investment group during the year ended December 31, 2000, was derived from arms-length negotiations conducted by John Frieling and Michael Salerno, at the direction of Aquis' Board of Directors. The maturity date of that 10% note, in the original face amount of $1,329,018, has been extended from October 31, 2000 to March 31, 2001. The independent members of Aquis' Board of Directors are in discussions with the buyers concerning an additional short-term extension of the note. The buyers have been requested to provide additional information about the financial performance of the internet business since the date they acquired it and the expected source of funding for the payment of that note. This information is intended to satisfy the board that payment can be made within the extension period before further extension is granted. To date, the remaining principal and accrued interest and extension fees due to Aquis under the terms of that note totals about $950,000. Mr. Frieling owns or controls an approximately 13% interest in the investment group.

         On September 19, 2000, Mr. John B. Frieling, a director of Aquis, entered into an agreement establishing the economic terms of his employment as Aquis' Chief Executive Officer. Pursuant to the agreement, Aquis will pay Deerfield Partners a monthly amount of $17,500, issue to Mr. Frieling upon execution of the agreement options to purchase 300,000 shares of Aquis' common stock at a price of $0.9625 per share (110% of the closing price for Aquis' common stock on September 19, 2000). Options issued to Mr. Frieling for 150,000 shares vested immediately upon issuance, and options to purchase 25,000 shares of Aquis' common stock will vest on the first day of each month, commencing October 1, 2000.

         Prior to year 2000, Aquis retained a law firm that included a partner who was also a member of Aquis' Board of Directors. That partner resigned his Board seat during 1999. During that year, fees incurred with this firm totaled approximately $1,935,000 of which $1,052,000 was payable at December 31, 1999. In January 2000, this outstanding amount was settled through a cash payment of $205,000, the issuance of a note in the original principal amount of $350,000, payable in 20 equal monthly installments and bearing interest at the rate of 8.5% per annum, and the issuance of 275,000 shares of Aquis' common stock with a value of the time of issuance of $380,000. Fees incurred during the year ended December 31, 2000 did not exceed $10,000.

         Effective as of January 14, 2001, Keith J. Powell was employed as President of Aquis under terms of an offer letter that specified a base salary of $150,000, a $50,000 performance bonus measured by comparison of the Company's earnings for the fourth quarters of 2000 and 2001, and the grant of options to purchase 200,000 shares of Aquis' common stock at an exercise price of $0.125. Those options expire on January 14, 2011 and vest in equal amounts on January 15, 2002, 2003 and 2004.

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

         C.      EXHIBITS

         The following documents are filed as part of this report:

Exhibit No.        Description of Exhibit
-----------        ----------------------
       2.1    Agreement and Plan of Merger with BAP Acquisition Corp. (1)
       2.2 Asset Purchase Agreement dated as of August 2, 1999 by and among Aquis Communications, Inc., SourceOne Wireless, Inc., SourceOne Wireless, L.L.C. and SourceOne Wireless II, L.L.C. (2)
       2.2 Amendment to Asset Purchase Agreement dated as of November 15, 1999. (2)
       2.3 Agreement Pending Purchase Closing dated as of August 2, 1999 by and among Aquis Communications, Inc., SourceOne Wireless, Inc., SourceOne Wireless, L.L.C. and SourceOne Wireless II, L.L.C. (2)
       2.4 Order of the United States Bankruptcy Court of the Northern District of Illinois (Eastern District) (A) Authorizing and Approving the Sale of Certain of the Debtors' Assets Pursuant to the Asset Purchase Agreement with Aquis Communications, Inc., (B) Authorizing and Approving Procedures for Assumption and Assignment or Rejection of Unexpired Leases and Executory Contracts and (C)
              Granting Related Relief dated as of November 18, 1999. (2)
       2.5    Stock Purchase Agreement dated June 15, 1999, by and among Aquis
              Communications, Inc., SunStar Communications, Inc., SunStar
              Communications, Inc. and SunStar One, LLC. (3)
       2.6 Asset Purchase Agreement, dated as of July 2, 1998, by and among Bell Atlantic-Delaware, Inc., Bell Atlantic-Maryland, Inc., Bell Atlantic-New Jersey, Inc., Bell Atlantic-Pennsylvania, Inc., Bell Atlantic-Virginia, Inc., Bell Atlantic-Washington, D.C., Inc., Bell Atlantic-West Virginia, Inc., Bell Atlantic Paging, Inc. and BAP Acquisition Corp. (4)
       2.7 Consent and Amendment No. 1 to Asset Purchase Agreement, dated as of November 3, 1998 by and among Bell Atlantic-Delaware, Inc., Bell Atlantic-Maryland, Inc., Bell Atlantic New Jersey, Inc., Bell Atlantic-Pennsylvania, Inc., Bell Atlantic-Virginia, Inc., Bell Atlantic-Washington, D.C., Inc., Bell Atlantic-West Virginia. (4)
       3.1 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (5)
       3.2    Bylaws of the Registrant. (6)
       4.1    Form of Common Stock Certificate. (6)
       4.2    Form of Warrant Certificate. (6)

       4.3 Certificate of Designation, Preferences and Rights of 7 1/2% Redeemable Preferred Stock of Aquis Communications Group, Inc. (2)
       10.1   Amended and Restated 1994 Incentive Stock Option Plan, as amended.
              (9)
       10.2 Settlement Agreement, dated as of June 9, 1999 by and among Bell Atlantic-Delaware, Inc., Bell Atlantic-Maryland, Inc., Bell Atlantic-New Jersey, Inc., Bell Atlantic-Pennsylvania, Inc., Bell Atlantic-Virginia, Inc., Bell Atlantic-Washington, D.C., Inc., Bell Atlantic-West Virginia, Inc., Bell Atlantic Paging, Inc. and Aquis Communications, Inc. (3)
       10.3 Indemnity Escrow Agreement dated June 30, 1999 by and among SunStar One, LLC, Aquis Communications, Inc. and Phillips Nizer Benjamin Krim and Ballon, LLC. (3)
       10.4 Registration Rights Agreement dated June 15, 1999 by and between Aquis Communications, Inc. and SunStar One, LLC. (3)
       10.5 Asset Purchase Agreement dated June 10, 1999 by and among Aquis Communications Group, Inc., Aquis Communications, Inc., Francis Communications Texas, Inc. and Francis Communications I, LTD. (3)
       10.6 Pre-Closing Escrow Agreement dated June 10, 1999 by and between Francis Communications I, LTD, Aquis Communications, Inc. and Chase Bank of Texas, NA. (3)
       10.7 Asset Purchase Agreement dated September 28, 1999 by and among Aquis Wireless Communications, Inc., Aquis Communications Group, Inc., ABC Cellular Corporation and ABC Paging, Inc. (7)
       10.8 Loan Agreement, dated as of December 31, 1998, by and between Aquis Communications, Inc. and FINOVA Capital Corporation as Agent. (8)
       10.9 Note, dated December 31, 1998, of Aquis Communications, Inc. in the original principal amount of $30,000,000. (8)
       10.10 First Amendment to Loan Instruments, dated as of March 31, 1999, by and between Aquis Communications, Inc. and FINOVA Capital Corporation. (8)
       10.11 Guaranty (Equipment Lease), dated as of March 31, 1999, of Aquis Communications Group, Inc. (8)
       10.12 Guaranty, dated as of March 31, 1999, of Aquis Communications Group, Inc. (8)
       10.13 Security Agreement, dated as of March 31, 1999, executed by Aquis Communications Group, Inc. (8)
       10.14 Pledge Agreement, dated as of March 31, 1999, executed by Aquis Communications Group, Inc. (8)
       10.15 Equipment Lease, dated as of March 31, 1999, between Aquis Communications, Inc. and FINOVA Capital Corporation. (8)
       10.16 Employment Agreement dated as of July 7, 1998 between BAP Acquisition Corp and John X. Adiletta. (9)
       10.17 Letter Agreement amending Employment Agreement dated July 7, 1998 between BAP Acquisition Corp and John X. Adiletta. (9)
       10.18 Employment Agreement between D. Brian Plunkett and BAP Acquisition Corp. (9)
       10.19 Letter Agreement amending Employment Agreement dated July 7, 1998, as amended, between John X. Adiletta and BAP Acquisition Corp. and Employment Agreement between D. Brian Plunkett and BAP Acquisition Corp. (9)
       10.20 Employment Agreement dated as of January 4, 2000 between Aquis and Nick T. Catania (9)
       10.21  Amendment dated April 7, 2000 to Employment Agreement dated
              January 4, 2000 between Aquis and Nick T. Catania (9)
       10.22  Option Agreement dated as of January 4, 2000 between Aquis and
              Nick T. Catania (9)
       10.23 Amended and Restated Loan Agreement dated as of January 31, 2000 between Aquis and Finova Capital Corporation. (9)
       10.24 First Amendment to Loan Instruments dated as of April 10, 2000 between Aquis and Finova, Capital Corporation. (9)
       10.25 Loan Agreement dated as of March 31, 2000 between Aquis and AMRO International, S.A. (10)
       10.26 Common Stock Purchase Agreement dated as of April 9, 2000 between Aquis and Coxton, Limited. (10)
       10.27 Settlement Agreement and Release and Waiver of Claims between Aquis and John X. Adiletta. (9)
       10.28 Asset Purchase Agreement dated July 13, 2000 by and among Aquis IP Communications, Inc., Aquis and Sunstar IP Communications, L.L.C.
              (10)
       10.29 Amendment No. 1 dated August 31, 2000 to Asset Purchase Agreement dated July 13, 2000 by and among Aquis IP Communications, Inc., Aquis, and Sunstar IP Communications, L.L.C. (10)
       10.30 10% Note due October 31, 2000 from Sunstar IP Communications, L.L.C. to Aquis IP Communications, Inc. (10)
       10.31 Second Amendment to Loan Instruments Dated September 27, 2000 between Aquis Wireless Communications, Inc. and Finova Capital Corporation. (10)
       10.32 Separation Agreement and Waiver of Claims between Aquis and Nick Catania. (10)
       10.33  Executive Services Agreement dated September 19, 2000 by and among
              Aquis, Deerfield Partners, LLC and John B. Frieling. (10)
       10.34  Registration Rights Agreement dated as of March 31, 2000 between
              Aquis and AMRO International, S.A. (10)
       10.35 Registration Rights Agreement dated as of April 9, 2000 between Aquis and Coxton, Limited. (10)
       10.36 Reseller Agreement dated as of February 10, 1997 between Bell Atlantic Paging, Inc. and Metrocall, Inc. (11)
       10.37 Reseller Agreement dated as of March 19, 1997 between Bell Atlantic Paging, Inc. and Destineer Corporation (11)
       10.38 Escrow Agreement dated April 9, 2000 among Aquis Communications Group, Inc., Coxton Limited and Epstein, Becker & Green, PC(11)

       10.39 Stock Purchase Warrant issued on May 3, 2000 to Coxton Limited by Aquis Communications Group, Inc.(11)
       10.40 Stock Purchase Warrant issued on May 3, 2000 to Ladenburg, Thalmann & Co. by Aquis Communications Group, Inc.(11)
       10.41 11% Convertible Debenture dated April 3, 2000 issued to AMRO International, S.A. by Aquis Communications Group, Inc.(11)
       10.42  Stock Purchase Warrant dated March 31, 2000 issued to AMRO
              International, S.A. by Aquis Communications Group, Inc.(11)
       10.43  Note Modification Agreement dated as of December 29, 2000 between
              Sunstar IP Communications, LLC and Aquis IP Communications,
              Inc.(11)
       10.44 Agreement between Brian Bobeck and Aquis Communications, Inc., dated November 23, 1998.
       10.45 Stock Option Agreement dated September 19, 2000 between Aquis Communications Group, Inc. and John B. Frieling(11)
       10.46  Stock Option Agreement dated January 15, 2001 between
              Aquis Communications Group, Inc. and Keith J. Powell(11)
       10.47 Agreement between Keith J. Powell and Aquis Communications Group, Inc., dated January 14, 2001.
       10.48 Agreement between David Laible and Aquis Communications, Inc., dated November 23, 1998.
       21.1   Subsidiaries of Registrant(11)
       23.1   Consent of PricewaterhouseCoopers dated April 17, 2001(11)
-----------

(1) Incorporated by reference to Aquis' Current Report on Form 8-K dated November 6, 1998

(2) Incorporated by reference to Aquis' Current Report on Form 8-K dated February 15, 2000

(3) Incorporated by reference to Aquis' Current Report on Form 10-Q for the quarter ended June 30, 1999

(4) Incorporated by reference to Aquis' Quarterly Report Form 10-Q for the quarter ended March 31, 1999.

(5) Incorporated by reference to Aquis' Proxy Statement, dated March 11, 1999, filed with the Commission.

(6) Incorporated by reference to Aquis' Registration Statement on Form SB-2 (Registration No. 33-76744).

(7) Incorporated by reference to Aquis' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(8) Incorporated by reference to Aquis' Current Report on Form 8-K dated April 15, 1999.

(9) Incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

(10) Incorporated by reference to Aquis' Registration Statement on Form S-1 dated September 29, 2000, Commission File #333-46892.

(11)   Filed herewith.


C.     REPORTS ON FORM 8-K

              Report on Form 8-K dated March 5, 2001 reporting a change in certifying accountants from PricewaterhouseCoopers, LLP to Wiss & Company, LLP.

              Report on Form 8-K dated February 15, 2000 reporting on the purchase of paging assets from SourceOne Wireless, Inc. and affiliated entities.

              Report on Form 8-K dated October 4, 2000 updating the auditor's opinion and the consolidated financial statements for Aquis Communications Group, Inc. for the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 18, 2001

                                              AQUIS COMMUNICATIONS GROUP, INC.
                                              (Registrant)

                                              By:   /s/ Keith J. Powell
                                                   --------------------------
                                                   Keith J. Powell, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Name                                       Title                         Date
                ----                                       -----                         ----
          John B. Frieling          Chief Executive Officer and Director            April 18, 2001

          D. Brian Plunkett         Chief Financial Officer                         April 18, 2001

          Patrick M. Egan           Director                                        April 18, 2001

          Michael Salerno           Director                                        April 18, 2001

          Robert Davidoff           Director                                        April 18, 2001



INDEX TO FINANCIAL STATEMENTS
AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

Reports of Independent Accountants.....................................................................................  F-1- F-2
Consolidated Balance Sheets at December 31, 2000 and 1999..............................................................       F-3
Consolidated Statements of Operations for the three years ended December 31, 2000, 1999, and 1998......................       F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998........       F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2000, 1999, and  1998.....................       F-6
Notes to Consolidated Financial Statements.............................................................................       F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Aquis Communications Group, Inc:

         We have audited the accompanying consolidate balance sheet of Aquis Communications Group, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquis Communications Group, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses from operations, at December 31, 2000 had a working capital deficiency of $32,167,000, and is in default of the loan agreement with its senior and bridge loan lenders. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Wiss & Company LLP

Livingston, New Jersey
April 11, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Aquis Communications Group, Inc:

         In our opinion, the accompanying consolidated balance sheets of Aquis Communications Group, Inc. and Subsidiaries ("Company") as of December 31, 1999, the related statements of operations and cash flows for the year then ended and the related statements of stockholders' equity for the years ended December 31, 1999 and 1998 present fairly, in all material respects, the financial position of the Company at December 31, 1999 the results of its operations and its cash flows for the year then ended, and the changes in stockholders' equity for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's of management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1999.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 28, 2000 Except for paragraph 6
of Note 10 for which the date is
April 12, 2000






                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Aquis Communications Group, Inc:

         In our opinion, the accompanying statements of operations and cash flows of Bell Atlantic Paging, Inc. (the "Predecessor Company") present fairly, in all material respects, the results of its operations and cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 12, 1999

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                                       December 31,
                                                                                                       ------------
                                                                                                    2000           1999
                                                                                                    ----           ----
ASSETS
Current assets:
  Cash and cash equivalents...................................................................            $378          $973
  Accounts receivable (net of allowances of $1,929 and $939, respectively)....................           4,912         4,933
  Inventory, net..............................................................................             228           228
  Acquisition escrow deposits.................................................................               -           200
  Prepaid expenses and other current assets...................................................             426         1,072
                                                                                               ------------------------------

      Total current assets....................................................................           5,944         7,406
Property and equipment, net...................................................................           9,954        10,461
Intangible assets, net........................................................................           6,976        20,092
Deferred charges and other assets.............................................................             264         1,365
                                                                                               ------------------------------

        Total assets..........................................................................         $23,138       $39,324
                                                                                                       -------       -------
                                                                                               ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt........................................................         $27,857          $508
  Notes payable...............................................................................           2,000            --
  Accounts payable............................................................................           5,947         6,750
  Accrued expenses............................................................................           1,081         2,535
  Deferred revenue............................................................................             846           930
  Customer deposits...........................................................................             380           577
                                                                                               ------------------------------

      Total current liabilities...............................................................          38,111        11,300

Long term debt................................................................................              --        25,963
                                                                                               ------------------------------

Total liabilities.............................................................................          38,111        37,263
                                                                                               ------------------------------

Commitments and contingencies
7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized, 15,000 shares
  issued at December 31, 2000, none issued 1999...............................................           1,603            --
                                                                                               ------------------------------

Stockholders' equity:
  Common stock, $0.01 par value, 75,000,000 shares authorized, 17,611,000 and 16,551,000
  issued and outstanding at December 31, 2000 and 1999, respectively..........................             176           166
  Additional paid-in capital..................................................................          18,211        13,195
  Accumulated deficit.........................................................................        (34,913)      (11,175)
  Note receivable from stockholder............................................................            (50)         (125)
                                                                                               ------------------------------

  Total stockholders' equity (deficit)........................................................        (16,576)        2,061
                                                                                               ------------------------------

          Total liabilities and stockholders' equity..........................................         $23,138       $39,324
                                                                                                       -------       -------
                                                                                               ------------------------------

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                               Years Ended December 31,
                                                                               ------------------------
                                                                        2000             1999             1998
                                                                        ----             ----             ----
                                                                                                       Predecessor
Revenues:
  Paging services, rent and maintenance.........................           $27,926          $30,368           $23,309
  Equipment sales...............................................               757              791             3,123
                                                                  ----------------------------------------------------

       Total revenues...........................................            28,683           31,159            26,432
                                                                  ----------------------------------------------------

Operating expenses:
  Cost of paging services.......................................            12,984           13,070             8,450
  Cost of equipment sold........................................               742              947             2,709
  Selling and marketing.........................................             3,595            3,881             3,394
  General and administrative....................................             7,045            7,676             5,657
  Depreciation and amortization.................................            10,450           10,878             4,323
  Provision for doubtful accounts...............................             1,494              919             1,154
  Provision for asset impairment................................             9,500               --                --
  Abandoned acquisition costs (cost recoveries).................                57            1,692                --
                                                                  ----------------------------------------------------

       Total operating expenses.................................            45,867           39,063            25,687
                                                                  ----------------------------------------------------

Operating (loss) income.........................................           (17,184)         (7,904)               745
Interest expense, net...........................................            (6,670)         (3,004)                 _
Gain on sale of equipment.......................................               116               29                 _
                                                                  ----------------------------------------------------

(Loss) Income before income taxes and
extraordinary item..............................................           (23,738)        (10,879)               745
Provision for income taxes......................................                 _                _             (296)
                                                                  ----------------------------------------------------

Income before extraordinary item................................           (23,738)        (10,879)               449
Extraordinary item, net of income taxes of $454.................                 _                _               682
                                                                  ----------------------------------------------------

NET (LOSS) INCOME...............................................           (23,738)        (10,879)             1,131

Preferred stock dividends                                                      103                _                 _
                                                                  ----------------------------------------------------

(Loss) Income attributable to common stockholders                         $(23,841)       $(10,879)          $  1,131
                                                                         ---------        ---------          --------
                                                                  ----------------------------------------------------

NET LOSS PER COMMON SHARE:
  Basic and diluted.............................................            $(1.38)          $(.76)

Weighted average common shares outstanding......................        17,354,000       14,233,000


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                       Additional
                                                                                        Paid-in
                                            Common Stock          Preferred Stock       Capital
                                         Shares      Amounts     Shares     Amounts

Balance as of January 1, 1998
  (date capitalized)..............              99          $_          _      $    _         $  _
Issuance of shares of the Founders
  of the Company in connection
  with their individual stock
  subsciptions in January 1998....           7,991           _          _           _            _
Value ascribed to the issuance of
  shares to the Founders of the
  Company in July 1998                       2,910           _          _           _           39
Value ascribed to the issuance of
  shares in connection with the
  issuance of promissory notes
  in July 1998....................           7,500           _          _           _          108
Value ascribed to the issuance of
  shares to one of the purchasers
  of preferred stock in November
  1998............................           2,000           _          _         (54)          54
Value ascribed to the issuance of
  shares to one of the noteholders
  in July 1998....................           1,500           _          _           _           20
Issuance of preferred stock.......               _           _     78,000       5,884            _
Net loss..........................               _           _          _           _            _
Notes received from stockholder
  in connection with the purchase
  of preferred stock..............               _           _          _           _            _
                                            ------       -----    -------      ------         ----
Balance at December 31, 1998                22,000          $_     78,000      $5,830         $221

Shares issued in connection with the
  merger with Paging Partners
  March 31, 1999..................      15,199,000         152   (78,000)     (5,830)       11,313
Shares issued in SunStar
  acquisition.....................       1,150,000          12          _           _        1,550
Reduction of note due from
  stockholder in connection with
  settlement of claim.............               _           _          _           _            _
Shares issued to Directors on
  December 15, 1999...............         180,000           2          _           _          111
Net loss..........................               _           _          _           _            _
                                            ------
                                      ---------------------------------------------------------------
Balance at December 31, 1999 .....      16,551,000         166          _           _       13,195

Issuance of shares and reduction of
  note due from stockholder to
  settle claim....................         133,000           1          _           _          524
Shares issued for legal services..         275,000           2          _           _          377
Shares issued for options exercised.       332,000           4          _           _          376
Value ascribed to the issuance
  of warrants in connection with
  the convertible debenture and
  equity line of credit.............             _           _          _           _        1,553
Value of beneficial conversion
  feature of AMRO debenture.......               _           _          _           _          222
Value ascribed to the issuance of
  shares for purchase of paging
  assets from Suburban............         320,000           3          _           _        1,595
Dividends accrued on 7.5% Redeemable
  Preferred Stock.................               _           _          _           _        (103)
Value ascribed to options issued to
  former President ...............                                                             693
Costs incurred in connection with
  registration of common stock....               _           _          _           _        (221)
Net loss..........................               _           _          _           _            _
                                      ---------------------------------------------------------------
Balance at December 31, 2000 ......     17,611,000        $176          _           _      $18,211
                                        ==========        ====          =           =      =======

                                          Accumulated       Notes           Total
                                            Deficit      Receivable-    Stockholders'
                                                         Stockholder        Equity

Balance as of January 1, 1998
  (date capitalized)..............                  $_            $_          $_
Issuance of shares of the Founders
  of the Company in connection
  with their individual stock
  subsciptions in January 1998....                   _             _           _
Value ascribed to the issuance of
  shares to the Founders of the
  Company in July 1998............                   _             _          39
Value ascribed to the issuance of
  shares in connection with the
  issuance of promissory notes
  in July 1998....................                   _             _         108
Value ascribed to the issuance of
  shares to one of the purchasers
  of preferred stock in November
  1998............................                   _             _           _
Value ascribed to the issuance of
  shares to one of the noteholders
  in July 1998....................                   _             _          20
Issuance of preferred stock.......                   _             _        5,884
Net loss..........................                (296)            _         (296)
Notes received from stockholder
  in connection with the purchase
  of preferred stock..............                   _          (240)        (240)
                                                 ------         -----     -------
Balance at December 31, 1998 ......              $(296)        $(240)      $5,515

Shares issued in connection with the
  merger with Paging Partners
  March 31, 1999..................                   _             _       5,635
Shares issued in SunStar
  acquisition .....................                  _             _       1,562
Reduction of note due from
  stockholder in connection with
  settlement of claim.............                   _           115         115
Shares issued to Directors on
  December 15, 1999...............                   _             _         113
Net loss..........................             (10,879)             _    (10,879)

                                      --------------------------------------------
Balance at December 31, 1999 .....             (11,175)         (125)       2,061

Issuance of shares and reduction of
  note due from stockholder to
  settle claim....................                    _            75         600
Shares issued for legal services..                    _             _         379
Shares issued for options exercised                   _             _         380
Value ascribed to the issuance
  of warrants in connection with
  the convertible debenture and
  equity line of credit.............                  _             _       1,553
Value of beneficial conversion
  feature of AMRO debenture.......                    _             _         222
Value ascribed to the issuance of
  shares for purchase of paging
  assets from Suburban............                    _             _       1,598
Dividends accrued on 7.5% Redeemable
  Preferred Stock.................                    _             _       (103)
Value ascribed to options issued to
  former President ...............                                            693
Costs incurred in connection with
  registration of common stock....                    _             _       (221)
Net loss..........................             (23,738)             _    (23,738)

                                      --------------------------------------------
Balance at December 31, 2000                  $(34,913)         $(50)   $(16,576)
                                              =========         =====   ========



   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                                2000             1999             1998
                                                                                ----             ----             ----
                                                                                                           Predecessor
Cash flows from operating activities:
  Net (loss) income.........................................................  $(23,738)        $(10,879)          $1,131
  Adjustments to reconcile net loss to net cash (used by)/provided by operating activities:
  Provision for asset impairment............................................      9,500                _              _
  Gain on sale of business..................................................          _                _         (1,136)
  Depreciation and amortization.............................................     10,450           10,878           4,323
  Costs of abandoned business combinations..................................         57            1,692               _
  Cost of beneficial conversion feature of convertible debenture............        222                _               _
  Amortization of deferred financing costs..................................      1,133              141               _
  Stock-based compensation..................................................        693              113               _
  Reduction of note due from stockholder....................................         75              115               _
  Deferred income taxes.....................................................          _                _           (590)
  Provision for doubtful accounts...........................................      1,494              919           1,154
  Provision for inventory obsolescence......................................          _                _           (136)
   (Gain) loss on sale of property and equipment............................       (116)             (29)            232
  Warrants expensed in connection with debenture and line of credit.........      1,553                 _               _
   Changes assets and liabilities, net of business acquisitions:
     Accounts receivable....................................................    (1,538)          (3,479)         (1,238)
     Due from affiliates for trade and intercompany payable.................          _                _         (2,390)
     Inventory..............................................................      (959)            (135)           (394)
     Prepaid expenses and other current assets..............................        775               15           (543)
     Accounts payable and accrued expenses..................................      (665)            5,579           1,160
     Income taxes payable...................................................          _                _             848
     Deferred revenues and customer deposits................................      (668)            (287)              35
                                                                                  -----            -----              --

  Net cash provided by operating activities.................................    (1,732)            4,643           2,456
                                                                                  -----            -----           -----

Cash flows from investing activities:
  Business acquisitions.....................................................    (2,454)         (18,940)               _
  Acquisition of property, equipment and licenses...........................    (1,258)          (2,275)         (4,217)
  Business acquisition costs................................................       (57)          (2,230)               _
  Acquisition escrow deposits...............................................        200            (200)               _
  Sale of property and equipment............................................      2,091              345             236
                                                                                  -----              ---             ---

  Net cash used by investing activities.....................................    (1,478)         (23,300)         (3,981)
                                                                                -------         --------         -------

Cash flows from financing activities:
  Issuance of long term debt................................................      4,450           26,615               _
  Proceeds from stock issued pursuant to options exercised, net.............        158                _               _
  Repayment of notes payable to stockholders................................       (75)            (520)               _
  Repayment of notes payable................................................          _          (4,150)               _
  Repayment of long term debt...............................................    (1,685)            (144)               _
  Repayment of capital lease obligation.....................................      (233)          (1,506)               _
  Deferred financing costs..................................................         _            (665)               _
  Due to affiliates.........................................................         _                _           1,564
                                                                                -------         --------         -------

  Net cash provided by financing activities.................................      2,615           19,630           1,564
                                                                                -------         --------         -------

Net increase (decrease) in cash and cash equivalents........................      (595)              973              39
Cash and cash equivalents - beginning of year...............................       973                _               31
                                                                                -------         --------         -------

Cash and cash equivalents_end of year.......................................      $378             $973             $70
                                                                                  ====             ====             ===


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

1.  ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

         Aquis Communications Group, Inc. (the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it now operates three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast and Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company entered the Midwestern region through a purchase of targeted paging assets completed on January 31, 2000. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements. Its customers include individuals, businesses, government agencies, hospitals and resellers.

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the merger with Paging Partners Corporation ("Paging Partners") on March 31, 1999. These statements also include the acquisition of the net assets of Bell Atlantic Paging, Inc. ("BAPCO" or the "Predecessor Company") on December 31, 1998, the acquisition of SunStar Communications, Inc. in June 1999, and the purchase of paging assets of SourceOne Wirless in January 2000 and Suburban Paging in May 2000. The sale of the Internet assets on August 31, 2000 is also reflected. These acquisitions have been accounted for under the purchase method of accounting. All material intercompany accounts and transactions have been eliminated in consolidation.

         On March 31, 1999, Paging Partners Corporation merged with Aquis Communications, Inc. ("ACI", incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). The historical financial statements prior to March 31, 1999, are those of ACI. ACI had no operating activities prior to the acquisition of BAPCO on December 31, 1998. The Statements of Changes in Stockholders' Equity for the periods presented reflect that of ACI. The statements of operations and of cash flows for the years ended December 31, 1998 represent the financial statements of the Predecessor Company for such periods. Per share data was not provided for the predecessor financial statements as the predecessor was a carved out entity from Bell Atlantic Corp. and did not have a capital structure. The Predecessor Company financial statements include allocations of certain Bell Atlantic Corporation ("Bell Atlantic") revenues and expenses. Management believes that these allocations are reasonable. However, the revenues and expenses allocated are not necessarily indicative of the revenues and expenses that would have been earned or incurred if the Predecessor Company had performed or procured these functions as a separate entity.

         Aquis' consolidated financial statements as of and for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Aquis incurred losses of about $23.8 and $10.9 million during the years ended December 31, 2000 and 1999 respectively. Aquis' deteriorating financial results have caused it to be in default of its agreement with its senior lender, and in January 2001 the Company failed to make a required principal repayment of $514 under that loan. Further, Aquis has not made any required interest payments on this debt since January 11, 2001. Aquis is required to pay that lender $2,056 of loan principal during the year ended December 31, 2001 and a $2,000 note payable to AMRO International matures in October 2001, unless it is sooner converted to common stock at AMRO's election. Aquis is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262. The Company's principal source of liquidity at December 31, 2000 included cash and cash equivalents of about $378. Aquis, at December 31, 2000 reported a working capital deficit of $32,167.

         In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may reduce trading volume and liquidity, may diminish the Company's ability to restructure its debt or raise additional equity, and will impair its ability to obtain funding under the Coxton agreement.

         Aquis is in default of its loan agreements with FINOVA and AMRO International, although neither lender has yet demanded payment of the amounts due to them. Aquis does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated debt service, working capital and capital expenditure requirements under its existing capital and operating structure and for the foreseeable future. The conditions described above indicate that Aquis may not be able to continue as a going concern. The Company's ability to continue as a going concern is dependent on the continued forebearance of its lenders from demanding immediate payment of their outstanding loans, its ability to generate sufficient cash from operations to meet operating obligations, aside from those under its debt agreements, in a timely manner, continuing supplies of goods and services from its key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Revenue Recognition

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

Capitalized Software

         The cost to acquire computer software used in the Company's operations is capitalized and amortized over three years. Accumulated amortization totaled $165 and $45 at December 31, 2000 and 1999, respectively.

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

Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents, accounts and notes receivable and payable. The fair value of these instruments approximate their carrying values due to their short-term nature. Because the Company has floating rate debt, the carrying amount of long-term borrowings also approximates fair value.

Concentration of Risk

         The Company utilizes one provider of nationwide paging services to fulfill the majority of its requirements for this service. Although there are a limited number of other nationwide carriers, Management believes that other carriers could provide similar services under comparable terms. However, a change in vendor or carrier could cause a delay in service provisioning or a possible loss of revenue, which could adversely affect operating results. The Company maintains its cash and cash equivalents in one commercial bank and one money market fund that invests primarily in high quality money market instruments, including securities issued by the US government. No single customer is large enough to present a significant financial risk to the Company.

Advertising Costs

         Costs associated with advertising in Yellow Pages or similar directories and other costs for such items as direct mail ads or promotional items are expensed when the ad is first published and circulated. Total advertising expenses totaled $479, $118, and $71 in 2000, 1999, and 1998, respectively.

Long-Lived Assets

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset. During the year ended December 31, 2000, Aquis recorded a provision for the impairment of the value of certain intangible assets. See Note 7 for further discussion.

Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized under its stock-based compensation plans. Equity securities issued to non-employees are accounted for at fair market value. Compensation costs paid in stock charged against earnings totaled $693 in 2000 and $113 in 1999. Further, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Recent Accounting Pronouncement

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, amended in March 2000, which provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Aquis adopted SAB 101 in the second quarter of 2000 and that adoption had no significant effect on its consolidated results of operations or its financial position.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No.. 25" ("FIN No. 44"). The Interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion 25. The Company has adopted and implemented the applicable provisions of FIN No. 44, which were effective July 1, 2000.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.


3.  MERGER:

         On March 31, 1999, the merger of ACI and a wholly-owned subsidiary of Paging Partners became effective. Accordingly, each share of ACI common stock was exchanged for 88.92076 shares of Paging Partners' common stock (the "Merger"). Before the Merger, ACI and Paging Partners had no common shareholders. Upon completion of the Merger, the shareholders of ACI owned 58.5% of the combined entity, replaced the Paging Partners management team and held four of the seven Board of Directors positions. This business combination has been accounted for as a reverse acquisition with ACI as the acquirer under the purchase method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations."

         The aggregate purchase price of $6,124, which includes transaction costs, has been allocated to the net assets acquired based upon their estimated fair market values. The purchase price was determined by using the average quoted stock price of Paging Partners a few days before and after the date of the Merger. The assets and liabilities recorded in connection with the purchase price allocation are based on estimated fair value. Intangible assets of approximately $5,038 (principally customer lists and FCC licenses) are being amortized over three to ten years on a straight-line basis.

         The results of operations included in the accompanying financial statements for the year ended December 31, 2000 include Paging Partners' operations for 12 months. The following unaudited pro forma information presents a summary of the results of operations for prior periods as if the Paging Partners merger occurred on January 1, 1998.

                                                     For the Years Ended
                                                         December 31
                                                         -----------
                                                    1999            1998
                                                    ----            ----
                                                                 Predecessor
Revenue........................................       $33,433           $36,334
Net loss.......................................     $(11,309)          $(7,427)
Net loss per common share......................       $(0.72)

         The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 1998.

4.  PREDECESSOR COMPANY ACQUISITION:

         On December 31, 1998, ACI acquired licenses and other assets and assumed certain liabilities of the paging business of Bell Atlantic Corporation for a purchase price of approximately $29,200. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16. The aggregate purchase price was allocated to the net assets acquired based on their estimated fair market values.

         Subsequent to the acquisition and during the quarter ended June 30, 1999, Bell Atlantic and ACI completed negotiations and settled certain post-closing disputes. This dispute was in connection with Bell Atlantic's discovery of certain liabilities that were related to the assets sold. Aquis and Bell Atlantic agreed that Aquis would assume those liabilities and Bell Atlantic would reduce amounts owed by Aquis for the purchase of the related assets. Because the amounts offset one another, no adjustment of the purchase price was made. Funding for retirement of this debt was provided through the credit facility described in note 10.

5.  MERGERS, ACQUISITIONS AND DISPOSITIONS:

SunStar Communications, Inc.:

         On June 15, 1999, a wholly-owned subsidiary of Aquis entered into a Stock Purchase Agreement (the "Agreement") with SunStar Communications, Inc. ("SunStar"), an Arizona corporation and SunStar One, LLC., an Arizona limited liability company. SunStar provides secure Internet services over an intelligent private network, provides dial-up Internet access services to corporate and individual subscribers and can provide enhanced security standards for user authentication. Total consideration paid for all of the outstanding stock of SunStar was $275 cash and 1,150,000 shares of the Company's common stock valued at their fair market value based on the average daily closing prices a few days before and a few days after the terms of the acquisition were agreed upon and announced. The aggregate purchase price totaled approximately $2,130 including transaction costs and assumed liabilities and has been allocated to the net assets acquired based on their estimated fair market values on the closing date of this transaction, June 30, 1999, based on the purchase method of accounting. Intangible assets of approximately $2,066 were amortized on a straight-line basis over three to 10 years until August 31, 2000, at which time Aquis sold these operations.

         Effective on August 31, 2000 Aquis sold its Internet operations to a private group headed by the CEO and a Director of Aquis, along with the President of that operating subsidiary. At that time, the net assets totaled $1,400 net of $650 of current liabilities and included licenses, other intangibles and customer receivables. Including those assumed current liabilities, the purchase price was $2,966. Cash of $987 was received along with a 10% note maturing on December 31, 2000 in the face amount of $1,329 in consideration of the non-cash portion of the purchase price. The maturity date of this note was extended by the parties to March 31, 2001. The independent members of Aquis' Board of Directors are in discussions with the buyers concerning an additional short-term extension of the note. The buyers have been requested to provide additional information about the financial performance of the internet business since the date they acquired it and the expected source of funding for the payment of that note. This information is intended to satisfy the board that payment can be made within the extension period before further extension is granted. Revenues and expenses realized from Internet operations totaled $513 and $1,395, respectively, during Aquis' ownership period in 2000, and those losses led to the decision to sell this operation.

SourceOne Wireless:

         On January 31, 2000, the Company completed the acquisition of certain assets of SouceOne Wireless, a facilities-based provider of one-way paging services to subscribers in several Midwestern states. Previously, on August 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") and Agreement Pending Purchase Closing (the "Agreement") with SourceOne Wireless, Inc. and two of its affiliates ("SOWI"). SOWI and its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court in the Northern District of Illinois between April 29 and July 2, 1999. Pursuant to the Agreement, the Company managed the day-to-day operations of certain SOWI businesses pending the closing of the associated Purchase Agreement. This closing was subject to various approvals, including that of the Bankruptcy Court and the FCC. During the management period, a reduction of the purchase price to $3,750 was negotiated, and resulted in a reduced price of $2,250 in cash and 15,000 shares of the Company's 7.5% cumulative preferred stock valued at $1,500 as agreed among the parties. Acquisition costs totaling about $502 were deferred at December 31, 1999, and is treated as a cost of the assets acquired on January 31, 2000. The aggregate purchase price, including transaction costs, totaled approximately $4,500, and this purchase was accounted for under the purchase method of accounting. Costs to acquire the assets of SourceOne Wireless were capitalized at December 31, 1999, including an escrow deposit of $200, since this transaction was closed on January 31, 2000. The revenues and expenses realized from the operations of these net assets are included in the Company's results of operations from the date of acquisition. The results of operations of the SourceOne assets for the month of January 2000 had no significant effect on Aquis' reported earnings for the year.

         If the acquisition of SourceOne assets had occurred on January 1, 1999, the proforma results for the year ended December 31, 1999 would have included total revenue of $39,474, a net loss of $17,686 and a net loss per common share of $1.07.

         The Company had entered into various negotiations and agreements related to potential value-driven acquisitions or mergers in 1999 with candidates including ABC Paging, Inc, Francis Communications Texas, Inc. Intelispan, Inc., COMAV Corporation, SourceOne Wireless, Inc. and related entities holding economic interests in these entities. Several of these negotiations were terminated as the business development requirements or the underlying businesses of the potential acquiree and the Company changed during the course of the discussions. Acquisition costs and deposits totaling $1,692 related to uncompleted transactions were charged against earnings in 1999. As the result of a dispute between Aquis and Francis Communications, during the year ended December 31, 2000 Aquis recovered about $125 of acquisition costs incurred in connection with that abandoned transaction.

6.  PROPERTY AND EQUIPMENT:

                                                                                           December 31,
                                                                                           ------------
                                                                                         2000        1999
                                                                                         ----        ----
Rental pagers (3 years)............................................................        $9,363      $7,605
Paging network equipment (7 years).................................................        10,686       8,082
Data processing equipment (2-5 years)..............................................         1,169       1,096
Furniture, fixtures and office equipment (5 years).................................         1,003         326
Leasehold improvements (various)...................................................           437         435
Other..............................................................................            17          17
                                                                                           ------      ------

                                                                                           22,675      17,561
Less accumulated depreciation......................................................        12,721       7,100
                                                                                           ------       -----

                                                                                           $9,954     $10,461
                                                                                           ======

7.  INTANGIBLE ASSETS:

         Intangible assets consist of the following as of December 31, 2000 and 1999:

                                                                                           December 31,
                                                                                           ------------
                                                                                         2000        1999
                                                                                         ----        ----
FCC licenses and State certificates (10 years).....................................       $ 4,524     $15,854
Customer lists (3 years)...........................................................         6,216       5,681
Goodwill (10 years)................................................................             _       1,996
                                                                                          -------      ------

                                                                                           10,740      23,531
Less accumulated amortization......................................................         3,764       3,439
                                                                                          -------      ------
                                                                                          $ 6,976     $20,092

         Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements as described in more detail elsewhere herein, Aquis has recognized a charge for impairment of the carrying value of its FCC licenses and State certificates in the amount of $9,500,000 at December 31, 2000. The amount of the loss was based on the difference between the net book value of those intangible assets and the amount of the estimated annual cash flows thorugh December 31, 2008 discounted to net present value using a discount rate of 20%. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets.

8.  DEFERRED CHARGES:

         At December 31, 2000 and 1999, deferred charges consisted of the following:


                                                                                     December 31,
                                                                                     ------------
                                                                                   2000        1999
                                                                                   ----        ----

Deferred financing costs...................................................        $ -0-      $633
Deferred acquisition costs.................................................          -0-       502
Unamortized software and other costs.......................................          264       230
                                                                                     ---       ---

                                                                                    $264    $1,365
                                                                                    ====    ======


         Deferred financing costs of $1,648 were written off during the year ended December 31, 2000 as the result of the Company's default under its loan agreements and its lenders' rights to make demand for payment of outstanding balances due to them. Deferred acquisition costs of $182 were written of during the same period due to the cessation of negotiations with potential business combination partners. Also recognized during this period was a recovery of costs previously incurred in connection with the attempted acquisition of the assets of Francis Communications.

9.  COMMITMENTS AND CONTINGENCIES:

         The Company leases facilities and equipment used in its operations. Many lease agreements include renewal options with Consumer Price Index related rent escalations. At December 31, 2000, the aggregate future minimum rental commitments under non-cancelable operating leases were as follows:


Years
-----

2001.....................................................       $2,443
2002.....................................................        1,969
2003.....................................................        1,563
2004.....................................................          630
2005.....................................................          498
Thereafter...............................................          159
                                                            -----------

                                                                $7,262
                                                                ======


         Rent expense was $3,894, $2,874, and $551 for 2000, 1999, and 1998,
respectively.

         Pursuant to a certain obligation assumed through the Paging Partners merger, the Company is committed to a significant supplier of telephony services for a minimum annual usage and services volume valued at $240. Thereunder, and subject to attainment of the minimum volume, the Company receives certain significant discount pricing from this provider. The Company has historically exceeded, and is currently exceeding, that minimum commitment level. Commitments under this contract expired during the third quarter of 2000.

         The Company has also provisioned some of its communications circuits and other facilities from another provider. Under terms of this agreement, the Company has obtained certain volume pricing discounts in exchange for an agreement to utilize these facilities for a minimum period of three years beginning on December 31, 1998. Monthly fees incurred under this agreement totaled about $45 and $48 for the years ended December 31, 2000 and 1999, respectively.

         Various legal proceedings, claims and investigations related to services, contracts and other matters are pending against the Company. The most significant of these are discussed below:

Francis Communications

         The Company retained local counsel in Texas to represent it in a suit brought by Francis Communications Texas, Inc. and related interests ("Francis") in the U.S. District Court for the Western District of Texas. Francis alleged a breach of agreement to purchase its radio paging business and sought the original purchase price of $4,000 and additional monetary relief. Aquis terminated this agreement due to the failure of Francis to comply with certain conditions precedent to closing. This matter was settled between the parties in September 2000 and as a result Aquis recovered about $125 net of related professional fees incurred.

Fone Zone Communication Corp

         On February 18, 2000, Fone Zone Communication Corp. ("Fone") filed a lawsuit in the Supreme Court of the State of New York in Queens County. The Company, on March 23, 2000, had the venue of this action moved to the U.S. District Court for the Eastern District of New York. Fone, a former reseller of the Company paging services and of the service of Paging Partners before its merger with the Company, is seeking $1,000 in alleged damages as a result of the termination of its service and solicitation of its customers by the Company. The Company discontinued service to Fone as the result of Fone's severe delinquency and ultimate failure to pay for such services. Management believes it will be able to recover the fully-reserved unpaid charges from Fone through its counterclaim and that the claims initiated by Fone are without sufficient grounds to support its claims. Management does not expect the outcome of this lawsuit to have a material effect on its results of operations, cash flows or financial position.

Arbitration of Employment and Other Claims

         On December 23, 1999, the Company's former President, who was also a Director and a Founder of the Company, filed for arbitration under the Rules of the American Arbitration Association. This former officer's claims were related to an alleged breach of an employment agreement, to wrongful discharge and to wrongful termination of health and welfare benefits including incentive stock options. On April 4, 2000, the parties settled these claims before this matter proceeded to arbitration. Accordingly, the Company provided this individual a payment of $25, a credit of $75 against his existing indebtedness to the Company, shares of the Company's common stock valued at $400, forgiveness of $115 of a note receivable from him, and agreed to replace 55,000 of the 485,000 options previously held by him, valued at $127. Accordingly, $742 has been charged against earning in the accompanying financial statements the period ended December 31, 1999.

         Aquis received correspondence from legal counsel to Mr. Adiletta, a former president of Aquis, in August, 2000 in which Mr. Adiletta claimed that Aquis was in breach of its obligation to register under the Securities Act of 1933 the shares underlying certain options granted to him previously as contemplated by the terms of the settlement agreement. Mr. Adiletta also requested that he be permitted to submit a bid for the purchase of certain of the assets of Aquis' Internet related business operations conducted by Aquis IP Communications, Inc., which assets were at the time of the letter from Mr. Adiletta the subject of a signed Asset Purchase Agreement with the investment group headed by Mr. John Hobko, then President of Aquis IP Communications, Inc., and Mr. John B. Frieling, a director of Aquis. Subsequent communications between the parties directed toward the negotiated resolution of Mr. Adiletta's claim indicate that such matter is likely to be resolved without material exposure to Aquis, although as of this date no settlement agreement has been entered into between the parties addressing Mr. Adiletta's August 2000 claims.

10.  LONG-TERM DEBT:

         On October 23, 1998, ACI entered into a five-year term loan agreement (the "Senior Loan Agreement") with FINOVA Capital Corporation ("FINOVA") structured to provide a $30,000 credit facility. That agreement specified a term of five years, and required graduated increasing quarterly principal repayments ranging from .5% to 3.5% of outstanding principal beginning on July 1, 2000, with the balance due on December 31, 2003. Loan interest was set at a rate based on Citibank, N.A.'s corporate base rate plus 175 basis points. The Company may also elect to have interest on a part of the FINOVA loan based on a London Inter-Bank Official Overnight Rate plus 450 basis points. This term loan is collateralized by all of the Company's assets, presently owned and acquired subsequently, and all issued and outstanding equity interests in the Company's operating subsidiaries. The loan agreement also contains various covenants, including restrictions on capital expenditures and compliance with certain financial ratios. At December 31, 2000 and 1999, the Company was not in compliance with certain ratios under this loan agreement.

         In November 1999, in connection with the termination of negotiations related to various potential mergers, costs that were previously capitalized were written off in 1999. During the third quarter of 1999, FINOVA modified certain financial covenants contained in the loan agreement to exclude the costs written off in connection with these abandoned business acquisitions and other specified charges when computing "Net Income" as defined in the amended loan agreement.

         On January 26, 2000, the FINOVA loan was amended in connection with the SourceOne Wireless acquisition. The Company borrowed an additional $2,450 from FINOVA on January 31, 2000 to consummate the acquisition (the "SourceOne Portion"). The effect of the amendment was to limit the facility to the amount outstanding after the SourceOne transaction, or a total of $27,765, to modify certain financial ratios and to set the interest rate on the SourceOne Portion to Citibank, N.A.'s corporate base rate plus 400 basis points. Aquis and FINOVA further amended this agreement on April 12, 2000 in order to waive the Company's covenant non-compliance at December 31, 1999, to reduce the financial ratio requirements through the third quarter of 2001, and to encourage Aquis to make a Special Prepayment of principal. That "Special Prepayment" in the amount of $1,250 was defined and directed to be specifically applied to the SourceOne Portion. In order to avoid an interest rate increase that was to take effect if the Special Prepayment was not made, Aquis made this prepayment in April 2000, using some of the proceeds of the convertible debenture sold to AMRO International.

         On April 10, 2000, Aquis entered into an agreement to obtain a $2 million bridge loan with AMRO International as interim funding pending completion of additional prospective financing. The debt is subordinate to the Company's senior debt and is unsecured. This agreement provides for an interest rate of 11%, a scheduled maturity date on October 12, 2001 and also provides for interest to accrue until the earlier of its maturity date or conversion. At the lender's election not earlier than 120 days from the date of funding, this loan is convertible into the Company's common stock at 90% of the then-current market value. The cost of this beneficial conversion feature or discount to market price, estimated at $222, has been charged against current year results of operations. At the Company's election, after the initial 118 days subsequent to funding, the loan is redeemable at 115% of face value.

         Proceeds from this loan were used during April 2000 to make the Special Prepayment of $1,250 to FINOVA. The balance was used to pay certain fees incurred in connection with the FINOVA loan modifications arranged during 2000, to pay certain costs incurred in connection with this bridge loan, and for general corporate purposes.

         Although the Company was not in compliance with a financial ratio covenant at December 31, 1999, this debt was classified as non-current in accordance with SFAS 78. Prior to the issuance of those financial statements, the Company's lender agreed not to demand immediate payment of this debt.

         On September 27, 2000, the Company and FINOVA agreed to modify the terms of its Senior Loan Agreement, as amended. These modifications permit Aquis to retain all proceeds from the sale of its Internet operations and gives Aquis an option to reduce the scheduled principal payment due on July 1, 2001 from $514 to $200 in exchange for payment of a fee of $75. Financial ratio covenants related to the amount of senior and total debt outstanding and to its debt service coverage were also relaxed from original levels through September 30, 2001. The maximum permitted leverage ratios were increased by amounts ranging from 33% to 75% of original limits. Minimum required coverage ratios were relaxed by 34% to 54% of original requirements. In exchange, Aquis has agreed to pay quarterly fees of $75 if original financial ratios are not maintained. Further, additional contingent fees of up to $250 per quarter will be added to the principal balance due at final maturity if Aquis is unable to meet the financial ratios as amended in April, 2000. The Company paid a fee of $100 in order to secure these modifications. Finally, a principal payment of $2,000 would be required on or before December 31, 2000 in order to avoid the assessment of a $500 fee and an interest rate increase of 2%. That fee, at the Company's election, would also be added to the principal balance otherwise payable at the maturity date of this loan. Aquis has not made the specified principal payment of $2,000, nor has the scheduled quarterly principal payment due on January 2, 2001 of $514 been made. The Company and its lender are discussing alternatives for the Company's failure to make the scheduled principal payment and the Company's projected non-compliance with amended financial covenants at December 31, 2001. As the result of the defaults under the FINOVA and AMRO agreements, all debt has been classifieds as current at December 31, 2000.

         At December 31, 2000, the balance of the Senior Loan outstanding was $26,749 and is subject to floating interest rates. Of that total, $1,200, the SourceOne portion, carried an interest rate of 13.5% at that time. The balance was subject to a rate of 11.25%. These rates are each expected to increase by an additional 2% due to the non-payment of the specified $2,000 principal payment due on December 31, 2000. The remaining balance of long term debt outstanding consisted principally of borrowings made pursuant to the bridge loan of April 2000 and to the Installment Loan, discussed below. If Aquis was not in default of its loan agreements at December 31, 2000, principal maturities of outstanding debt would have been as follows:


2001............................................................        $4,496
2002............................................................         3,599
2003............................................................        21,680
2004............................................................            82
                                                                   ------------

                                                                       $29,857


         As of December 31, 2000, Aquis was in default of its agreements with FINOVA and AMRO. Neither lender has demanded repayment of the balances due, however, neither lender has waived their right to do so. Aquis is discussing various alternatives, including restructuring its debt and equity structure, with these lenders.

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

11.  RELATED PARTY TRANSACTIONS:

         The Company was provided with various investment banking services by a firm with which a certain member of the Board of Directors was affiliated. Deerfield Capital, LP, of which Mr. Frieling is a principal, and Deerfield Partners, LLC, of which Mr. Frieling is Managing Director, provided investment banking services to Aquis in connection with certain of its completed and proposed acquisitions. During 1999, Deerfield Capital and Deerfield Partners were paid a total of $411 in fees and expenses for such services. During 2000, such payments totaled $26.

         Prior to year 2000, Aquis retained a law firm that included a partner who was also a member of Aquis' Board of Directors. That partner resigned his Board seat during 1999. During that year, fees incurred with this firm totaled approximately $1,935 of which $1,052 was payable at December 31, 1999. In January 2000, this outstanding amount was settled through a cash payment of $205, the issuance of a note in the original principal amount of $350 payable in 20 equal monthly installments and bearing interest at the rate of 8.5% per annum, and the issuance of 275,000 shares of Aquis' common stock with a value of the time of issuance of $380. Fees incurred during the year ended December 31, 2000 did not exceed $10.

         During 1999, the Company received $500 from a limited liability company in which a minority member is a partnership whose managing partner is also a member of the Company's Board of Directors. These funds represent earnest money for the sale of the Company's internet subsidiary. This advance has been included as a current liability in the accompanying balance sheet at December 31, 1999. The sale was completed on August 31, 2000 as described in Note 5.

         Three stockholders and members of the Board of Directors were each granted 60,000 shares of the Company's common stock on December 15, 1999 as compensation for interim management services rendered during the Company's search for a President and CEO in the later part of 1999. Based on the fair value of the Company's common stock on the date of grant, 1999 earnings were charged $112,500 for these services.

         In 1998, BAPCO was allocated certain costs from its parent organization for certain administrative, management and other services. These allocated costs were based on relative staff size or on relative revenues, and totaled $215 and $161, respectively. The management of BAPCO believes that these allocated costs were reasonable. However, the costs for the services provided are not necessarily indicative of the costs that would have been incurred if the services had been provided by unaffiliated entities. During 1998, revenues from affiliates totaled $3,622, revenues from BAM were $2,724, network charges to affiliates totaled $3,933, telecommunications fees and data processing charges to affiliates were $194 and $216, respectively.


12.  NOTES RECEIVABLE FROM STOCKHOLDERS:

         One of ACI's founding shareholders and a former President acquired shares of the Company's Series A Preferred Stock. As part of that purchase, an officer of the Company signed a note for $240 that was to be repaid in four equal annual installments commencing on May 15, 2000. The note provided interest at a rate of 8%, and all interest was due with the final payment on May 15, 2003. On April 4, 2000, in connection with the settlement of certain claims made by this officer in relation to the end of his relationship with the Company, an agreement was reached under which the face amount of this $240 note was reduced to $125, and subsequently that note has been reduced to $50 as of December 31, 2000. The Company has initiated legal action in order to recover the remaining face amount of this note.


13.  INCOME TAXES:

         At December 31, 1999, the Company had Federal net operating loss carryforwards for tax purposes of approximately $21,840 that expire between 2009 and 2015. Approximately $8,550 of this total consists of pre-acquisition losses that are subject to restrictions imposed by Section 382 of the Internal Revenue Code that limit utilization of such carryforwards to about $300 annually. During the prior period, the income and expenses of the Predecessor Company were included in the consolidated Federal and certain combined state income tax returns of its parent and the prior year provisions for income taxes have been calculated on a separate return basis herein.

         The provision for income taxes is summarized as follows:


                                                                              2000         1999        1998
                                                                              ----         ----        ----

Federal:
  Current...............................................................             $_         $_     $1,235
  Deferred (benefit), net...............................................        (4,012)    (3,756)      (647)
  Valuation allowance...................................................          4,012      3,756          _


    Total Federal.......................................................              _          _        588


State:
  Current...............................................................             $_         $_       $337
  Deferred (benefit), net...............................................          (945)      (898)      (179)
  Valuation allowance...................................................            945        898          _


    Total State.........................................................              _          _        158


Total provision for income taxes........................................             $_         $_       $746



         Significant components of deferred tax assets and liabilities as of December 31, 1999 are as follows:


                                                                                             2000         1999
                                                                                             ----         ----

Deferred tax assets:
  Allowance for doubtful accounts..................................................           $813       $396
  Seller note......................................................................              _          _
  Depreciation.....................................................................          1,673        815
  Net operating loss carryforwards.................................................          9,327      5,487
  Settlement reserve...............................................................            170        264
  Other_net........................................................................              _         33
                                                                                            ------      -----

    Total deferred tax assets......................................................         11,983      6,995
  Deferred tax liabilities amortization of intangibles.............................        (1,001)    (1,029)
                                                                                           -------    -------


  Net deferred tax assets before valuation allowance...............................         10,982      5,966
  Valuation allowance..............................................................       (10,982)    (5,966)
                                                                                          --------    -------


Net deferred tax asset.............................................................             $_         $_
                                                                                            =======     ======



         A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows:


                                                                                     2000      1999    1998
                                                                                     ----      ----    ----
Tax (benefit) at Federal statutory rate.........................................     (34.0)%  (34.0)%   34.0%
State income taxes, net of Federal tax benefit..................................           _        _    6.0%
Permanent differences...........................................................        7.0%     0.4%       _
Valuation allowance.............................................................       27.0%    33.6%       _

Effective tax rate..............................................................           _        _   40.0%




         As of December 31, 2000, the Company recorded no deferred tax asset. The future expected benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31, 2000. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

14.  PREFERRED STOCK:

         On October 16, 1998, the Board of Directors authorized up to 80,000 shares of preferred stock to be designated as Series A Convertible Preferred Stock ("Series A Preferred Stock") at $80 per share ("Original Issue Price"). Each holder of these shares was entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by each holder were convertible. A mandatory conversion of the Series A Preferred Stock into common stock was to occur in the event of any one of the following circumstances: (1) the request of at least two-thirds of the holders of the outstanding Series A Preferred Stock, (2) the consummation of the Paging Partners transaction, or (3) the closing of the sale of shares of common stock in a public offering pursuant to the Securities Act of 1933, at a price in excess of 200% of the Applicable Conversion Price then in effect and resulting in at least $20,000 of gross proceeds to the Company.

         In connection with the purchase of paging assets from SourceOne on January 31, 2000, 15,000 shares of the Company's 7.5% Redeemable Preferred Stock were issued at an agreed value of $1,500. The rights and preferences of our 7.5% Redeemable preferred stock provide those shareholders cumulative dividends, whether or not declared by our board of directors, at an annual rate of $7.50 per share. Dividends on any shares of stock having rights junior to the 7.5% Redeemable Preferred Stock are prohibited until all accumulated dividends have been paid on the 7.5% Redeemable preferred stock. As of December 31, 2000, cumulative accrued and unpaid dividends totaled $103. In the event of liquidation, dissolution, or winding up, the holders of Series A Preferred Stock will be entitled to receive out of the assets available for distribution prior to and in preference to the holders of common stock, an amount equal to $100.00 per share, plus all accrued and unpaid dividends, subject to adjustment. Redemption is required for all of the 7.5% Redeemable preferred stock outstanding on January 31, 2002 at a redemption price equal to 100% of the then existing applicable liquidation preference, plus accrued and unpaid dividends to the date of redemption, subject to the legal availability of funds. Unless otherwise required by law, the holders of 7.5% Redeemable Preferred Stock have no right to vote on matters coming before Aquis' common stockholders.


15.  STOCK OPTIONS:

         Through the merger with Paging Partners, the Company has a stock option plan (the "Plan"), as amended. Under this plan, options to purchase shares of the Company's common stock, intended to qualify as "incentive stock options" may be granted to Aquis employees. A total of 1,500,000 shares of common stock had been reserved for issuance under the amended Plan. Options are exercisable for terms of six months to ten years from the date granted. Details are as follows (shares and prices are stated at original amounts before effect of the share conversion effected through the merger):


                                                                                    Number           Option
                                                                                  of Shares       Price Range
                                                                                  ---------       -----------

1998
Outstanding, January 1....................................................          341,950         $0.88-6.25
Granted...................................................................          216,100         $1.38-4.38
Exercised.................................................................         (25,750)         $0.88-1.00
Cancelled.................................................................        (180,150)         $0.88-6.25
Outstanding, December 31..................................................          352,150         $0.88-4.19
Exercisable, December 31..................................................          342,150         $0.88-4.19

1999
Outstanding, January 1....................................................          352,150         $0.88-4.19
Granted...................................................................        1,209,946         $1.00-1.38
Exercised.................................................................          (2,500)              $0.88
Cancelled.................................................................        (523,683)         $0.88-1.38
Outstanding, December 31..................................................        1,035,913         $0.88-4.19
Exercisable, December 31..................................................          460,150         $0.88-4.19

2000
Outstanding, January 1....................................................        1,035,912           $88-4.19
Granted...................................................................        2,345,000      $0.2344-1.625
Exercised.................................................................        (331,800)       $0.875-1.875
Cancelled.................................................................        (739,500)      $.9375-4.1875
Outstanding, December 31..................................................        2,309,612       $0.2344-3.00
Exercisable, December 31..................................................        1,284,602         $0.75-3.00

         In consideration of the merger, exercisable options as of December 31, 1998 include options that actually become exercisable on February 13, 1999 and options that become exercisable upon a change in control.

         As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted. Accordingly, no compensation cost has been recognized for the grant of these options in the accompanying financial statements.

         In the following table, the fair value of stock options issued to Employees during 2000 and 1999 is based on Black-Scholes pricing model with the following assumptions: the price of the stock at the time of grant, risk free interest rates ranging from 4.57% to 5.81%, no dividend yield, 100% volatility and a weighted average expected life of the options of nine to ten years. Had compensation cost been determined on the basis of FASB Statement No. 123, net loss and loss per share would have been reduced as follows:


                                                    2000             1999
                                                    ----             ----

     Net Loss:
       As reported...........................    $(23,841)      $(10,879)
       Pro forma.............................    $(24,965)      $(11,679)

     Net Loss per Common Share:
       As reported...........................      $(1.38)        $(0.76)
       Pro Forma.............................      $(1.44)        $(0.82)


         In connection with the employment of its President and CEO, and pursuant to his employment agreement dated January 4, 2000, the Company issued an option to purchase 900,000 shares of the Company's common stock. The option was to vest ratably on, or around, June 30, 2000, January 2, 2002 and January 2, 2003. Vesting rights were subsequently modified in April 2000 to allow the first 300,000 options, which specified an exercise price of $0.75, to vest on the earlier of June 30, 2000 or the date of funding of the convertible debenture acquired by AMRO; that debenture was funded in April 2000 and vesting was accordingly accelerated.

         For the first tranche of 300,000 options, compensation expense was recognized in the amount of $693, based on the excess of the fair market value of the Company's common stock over the exercise price on the date his option agreement was amended to permit him to vest in options that would have otherwise expired unvested. No expense has been recognized in connection with the remaining 600,000 due to their cancellation as the result of the end of his employment by Aquis.

16. WARRANTS:

         Aquis issued warrants to AMRO, Coxton and Ladenburg, Thalmann & Co. in connection with obtaining the bridge loan from AMRO and the equity line of credit from Coxton. In exchange for the funding and agreements gained in those transactions and in addition to other compensation, those parties received the following warrants.

                                    Options to         Date Options           Date
                                     Purchase             First          Expiration of
                                  Shares of Stock      Exercisable           Options          Exercise Price
                                  ---------------      -----------       -------------        --------------
AMRO International                   357,942          April 12, 2000     April 12, 2003           $3.163
Coxton, Limited                      600,000           May 3, 2000        May 3, 2003             $2.300
Ladenburg, Thalmann & Co.            300,000           May 3, 2000        May 3, 2003             $2.300

         Valued on their dates of issuance using the Black-Scholes pricing model under assumptions similar those described in Note 15, above, the non-cash cost to Aquis of these securities was $1,553,000 and was included as a component of the Company's cost of financing or interest expense, for the year ended December 31, 2000.

17. NET LOSS PER COMMON SHARE:

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

18.  SUPPLEMENTAL CASH FLOW DATA:

         The tables below provides supplemental information to the consolidated statements of cash flows:

                                                                                   2000       1999      1998
                                                                                   ----       ----      ----
Cash paid for interest.......................................................       $3,500     $2,586        $_
Cash paid for taxes..........................................................           $_         $_      $570
Note receivable accepted as partial consideration............................           $_         $_    $4,150
Receivable from affiliate....................................................           $_         $_    $4,835
Receivable from the Company..................................................           $_         $_    $4,565

Business Acquisitions

         During the year ended December 31, 2000, Aquis purchased targeted paging assets of SourceOne Wireless and Suburban Paging. In 1999, the Company used cash of $18,940 for business acquisitions in connection with the final cash payment made for the December 31,1998 BAPCO assets purchase and for Paging Partners and SunStar transactions:

                                                                                               BAPCO,
                                                                         SourceOne        Paging Partners
                                                                            And             and SunStar
                                                                         Suburban           Transactions
                                                                         --------           ------------
SourceOne, Suburban & BAPCO purchase price,
 fair values for Paging Partners and SunStar assets...............         $8,816                $40,620
Note issued to Bell Atlantic Mobile...............................              _                (4,150)
Liabilities assumed...............................................        (1,801)                (3,262)
Exchange of common stock..........................................        (1,598)                (7,197)
Exchange of preferred stock.......................................        (1,500)                      _
Transaction costs paid or accrued.................................        (1,223)                (1,535)
Cash paid at closing - BAPCO......................................              _                (5,366)
Cash acquired - Paging Partners and SunStar.......................          (240)                  (170)

Net cash paid during 1999.........................................         $2,454                $18,940
                                                                           ------                -------

         Gross cash paid in connection with the SourceOne purchase in January 2000 was $2,894. Excluding cash acquired in the Paging Partners and SunStar transactions, cash paid in conjunction with those two transactions in 1999 totaled $575.

19.  QUARTERLY FINANCIAL RESULTS (UNAUDITED):

         Quarterly financial information for the years ended December 31, 2000 and 1999 is summarized below:

                                                             First        Second        Third        Fourth
                                                            Quarter       Quarter      Quarter       Quarter
                                                            -------       -------      -------       -------
Year ended December 31, 2000:
  Total revenues.....................................         $8,111        $7,877       $6,995        $5,700
  Operating loss.....................................     (2,051)(b)       (1,437)        (914)      (12,782)
  Net loss attributed to common shareholders.........        (2,861)       (2,384)        (885)   (17,711)(c)
  Net loss per share (basic and diluted).............         (0.17)        (0.14)       (0.05)        (1.02)

Year ended December 31, 1999:
  Total revenues.....................................         $6,422        $8,056       $8,717        $8,092
  Operating loss.....................................          (413)       (1,145)      (1,970)    (4,376)(a)
  Net loss...........................................        (1,342)       (1,790)      (2,702)       (5,045)
  Net loss per share (basic and diluted).............         (0.15)        (0.12)       (0.17)        (0.31)

-----------

(a) Operating loss for the fourth quarter of 1999 includes a non-recurring charge of $1,692 for costs incurred in connection with certain abandoned business acquisitions. The loss also includes the costs incurred to settle a dispute with a former officer of the Company in the amount of $742.

(b) Operating loss for the first quarter includes the cost of options issued to the Company's former President of $693.

(c) Net loss during the fourth quarter includes a write off of deferred financing costs in the amount of $1,648 as the result of the Company's default under its loan agreements, and the write-off of acquisition costs previously capitalized in the amount of $182 resulting from the end of negotiations related to those targeted business combinations. Also charged to fourth quarter earnings was a provision for asset impairment of $9,500 and the estimated cost of warrants issued in connection with the bridge loan and equity line of credit in the amount of $1,553.

20.  VALUATION AND QUALIFYING ACCOUNTS:

         All information for 2000 and 1999 is that of the Company. All information for 1998 is that of the Predecessor Company. No allowance for inventory obsolescence is required in 2000 due to the Company's reduced inventory levels including only current models.

                                             Balance at       Charges to       Deductions      Balance at
                                              Beginning       Costs and        and Other           End
                                               of Year         Expenses       Adjustments        of Year
                                               -------         --------       -----------        -------
Allowance for doubtful accounts:
  1998..................................          $304           $1,154             $968            $490
  1999..................................           490              919              470             939
  2000..................................           939            1,494              504           1,929

Allowance for inventory obsolescence:
  1998..................................          $321           $(136)               $_            $185
  1999..................................           185                _              185               _
  2000..................................             _                _                _               _

21.  SUBSEQUENT EVENTS:


         The Company is in default on its senior debt covenants, did not make the scheduled principal repayment to FINOVA of $514 in January 2001, and has made none of the monthly interest payments required for any period subsequent to December 31, 2000. The Company is also in default under terms of its agreement with AMRO International. Aquis is currently renegotiating the terms of its senior and junior debt agreement and is seeking additional funds to finance business operations, but a successful conclusion to these efforts cannot be assured. See also Note 1 to these financial statements.

                                 Exhibit Index
                                 -------------

      Exhibit
      Number                   Description
      ------                   -----------
(Referenced to Item 601 of Regulation S-K)

       10.36 Reseller Agreement dated as of February 10, 1997 between Bell Atlantic Paging, Inc. and Metrocall, Inc.
       10.37 Reseller Agreement dated as of March 19, 1997 between Bell Atlantic Paging, Inc. and Destineer Corporation
       10.38 Escrow Agreement dated April 9, 2000 among Aquis Communications Group, Inc., Coxton Limited and Epstein, Becker & Green, PC
       10.39 Stock Purchase Warrant issued on May 3, 2000 to Coxton Limited by Aquis Communications Group, Inc.
       10.40 Stock Purchase Warrant issued on May 3, 2000 to Ladenburg, Thalmann & Co. by Aquis Communications Group, Inc.
       10.41 11% Convertible Debenture dated April 3, 2000 issued to AMRO International, S.A. by Aquis Communications Group, Inc.
       10.42 Stock Purchase Warrant dated March 31, 2000 issued to AMRO International, S.A. by Aquis Communications Group, Inc.
       10.43 Note Modification Agreement dated as of December 29, 2000 between Sunstar IP Communications, LLC and Aquis IP Communications,
              Inc.
       10.44 Agreement between Brian Bobeck and Aquis Communications, Inc., dated November 23, 1998.
       10.45 Stock Option Agreement dated September 19, 2000 between Aquis Communications Group, Inc. and John B. Frieling
       10.46  Stock Option Agreement dated January 15, 2001 between
              Aquis Communications Group, Inc. and Keith J. Powell
       10.47 Agreement between Keith J. Powell and Aquis Communications Group, Inc., dated January 14, 2001.
       10.48 Agreement between David Laible and Aquis Communications, Inc., dated November 23, 1998.
       21.1   Subsidiaries of Registrant
       23.1   Consent of PricewaterhouseCoopers dated April 16, 2001