Form 10-Q
period 2001-03-31
AQUIS COMMUNICATIONS GROUP INC
filed 2001-05-15
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

Commission File Number: 1-13002


                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                    22-3281446
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1719A Route 10, Suite 300, Parsippany, NJ               07054
-----------------------------------------               ----------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (973) 560-8000

                                 Not Applicable

        -----------------------------------------------------------------

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


                              Yes |X|     No |_|

As of April 30, 2001 there were 17,647,030 shares of the Registrant's Common Stock outstanding.

                          INDEX TO FINANCIAL STATEMENTS
                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


Part I   Financial Information:

Item 1 - Financial Statements
  Consolidated Balance Sheets at March 31, 2001 and December 31, 2000 .......  3
  Consolidated Statements of Operations for the Three Month Periods
    ended March 31, 2001 and 2000............................................  4
  Consolidated Statements of Cash Flows for the Three Month Periods
    ended March 31, 2001 and 2000............................................  5
  Notes to Consolidated Financial Statements.................................  6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 12

Item 3 - Quantitative and Qualitative Disclosures About Market Risks......... 19


Part II  Other Information:

Item 1 - Legal Proceedings................................................... 20

Item 2 - Changes in Securities and Use of Proceeds........................... 20

Item 3 - Default Upon Senior Securities...................................... 20

Item 4 - Submission of Matters to a Vote of Security Holders................. 20

Item 5 - Other Information................................................... 20

Item 6 - Exhibits and Reports on Form 8-K.................................... 21

Signatures................................................................... 22

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                                           March 31,       December
                                                                                                                              31,
                                                                                                             2001            2000
                                                                                                           --------        --------
ASSETS
Current assets:
  Cash and cash equivalents ........................................................................       $    452        $    378
  Accounts receivable (net of allowances of $1,958 and $1,929, respectively) .......................          4,068           4,912
  Inventory, net ...................................................................................            285             228
  Prepaid expenses and other current assets ........................................................            784             426
                                                                                                           --------        --------


      Total current assets .........................................................................          5,589           5,944
Property and equipment, net ........................................................................          8,752           9,954
Intangible assets, net .............................................................................          6,347           6,976
Deferred charges and other assets ..................................................................            237             264
                                                                                                           --------        --------


        Total assets ...............................................................................       $ 20,925        $ 23,138
                                                                                                           ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt .............................................................       $ 28,054        $ 27,857
  Notes payable ....................................................................................          2,000           2,000
  Accounts payable .................................................................................          5,450           5,947
  Accrued expenses .................................................................................          1,818           1,081
  Deferred revenue .................................................................................            806             846
  Customer deposits ................................................................................            349             380
                                                                                                           --------        --------


      Total current liabilities ....................................................................         38,477           38,111

Long term debt .....................................................................................             --              --
                                                                                                           --------        --------


Total liabilities ..................................................................................         38,477          38,111
                                                                                                           --------        --------


Commitments and contingencies

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized, 15,000 shares
  issued at March 31, 2001 and December 31, 2000 ...................................................          1,631           1,603
                                                                                                           --------        --------

Stockholders' equity:
  Common stock, $0.01 par value, 75,000,000 shares authorized, 17,647,030 and 17,611,030
  issued and outstanding at March 31, 2001 and December 31, 2000, respectively .....................            176             176
  Additional paid-in capital .......................................................................         18,148          18,211
  Accumulated deficit ..............................................................................        (37,457)        (34,913)
  Note receivable from stockholder .................................................................            (50)            (50)
                                                                                                           --------        --------


  Net stockholders' equity .........................................................................        (19,183)        (16,576)
                                                                                                           --------        --------


        Total liabilities and stockholders' equity .................................................       $ 20,925        $ 23,138
                                                                                                           ========        ========


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)


                                                   Three Months Ended March 31,
                                                      2001             2000
                                                  ------------     ------------
Revenues:
  Paging services, rent and maintenance ......    $      5,089     $      7,966
  Equipment sales ............................             131              145
                                                  ------------     ------------


       Total revenues ........................           5,220            8,111
                                                  ------------     ------------


Operating expenses:
  Cost of paging services ....................           2,255            3,996
  Cost of equipment sold .....................             167              156
  Selling and marketing ......................             583            1,046
  General and administrative .................           1,352            2,127
  Depreciation and amortization ..............           2,218            2,541
  Provision for doubtful accounts ............             223              296
                                                  ------------     ------------
       Total operating expenses ..............           6,798           10,162
                                                  ------------     ------------
Operating loss ...............................          (1,578)          (2,051)
Interest expense, net ........................            (966)            (810)
Gain on sale of equipment ....................              --               19
                                                  ------------     ------------
Net loss .....................................          (2,544)          (2,842)

Preferred stock dividends ....................             (28)             (19)
                                                  ------------     ------------
Loss attributable to common stockholders .....    $     (2,572)    $     (2,861)
                                                  ============     ============


NET LOSS PER COMMON SHARE:
  Basic and diluted ..........................    $      (0.15)    $      (0.17)
Weighted average common shares outstanding ...      17,629,000       16,791,000


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                2001       2000
                                                                                              -------    -------
Cash flows from operating activities:
  Net loss ................................................................................   $(2,544)   $(2,842)
  Adjustments to reconcile net loss to net cash provided by/(used by) operating activities:
  Depreciation and amortization ...........................................................     2,218      2,541
  Amortization of deferred financing costs ................................................        --         49
  Stock-based compensation ................................................................         6        693
  Provision for doubtful accounts .........................................................       223        296
   Gain on sale of property and equipment .................................................        --        (19)
   Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable ..................................................................       619     (1,024)
     Inventory ............................................................................      (358)      (371)
     Prepaid expenses and other current assets ............................................      (396)       (20)
     Accounts payable and accrued expenses ................................................       490       (189)
     Deferred revenues and customer deposits ..............................................       (71)        89
                                                                                              -------    -------
  Net cash provided by (used by) operating activities .....................................       187       (797)
                                                                                              -------    -------
Cash flows from investing activities:
  Business acquisitions ...................................................................        --     (2,318)
  Acquisition of property, equipment and licenses .........................................      (160)      (272)
  Deferred business acquisition costs .....................................................        --         (7)
  Acquisition escrow deposits refunded ....................................................        --        200
  Sale of property and equipment ..........................................................       140         95
                                                                                              -------    -------
  Net cash used by investing activities ...................................................       (20)    (2,302)
                                                                                              -------    -------
Cash flows from financing activities:
  Issuance of long term debt ..............................................................        --      2,450
  Proceeds from stock options exercised, net ..............................................        --        377
  Repayment of long term debt .............................................................       (53)        --
  Repayment of capital lease obligation ...................................................        --        (70)
  Deferred financing and stock registration costs .........................................       (40)      (155)
                                                                                              -------    -------
  Net cash (used by) provided by financing activities .....................................       (93)     2,602
                                                                                              -------    -------
Net increase (decrease) in cash and cash equivalents ......................................        74       (497)
Cash and cash equivalents - beginning of period ...........................................       378        973
                                                                                              -------    -------
Cash and cash equivalents - end of period .................................................   $   452    $   476
                                                                                              =======    =======


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)


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

         On March 31, 1999, Paging Partners Corporation merged with Aquis Communications, Inc. ("ACI", incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). Prior to that merger, on December 31, 1998, ACI acquired the net assets of Bell Atlantic Paging, Inc. ("BAPCO" or the "Predecessor Company"), prior to which it had no operating activities.

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the merger with Paging Partners Corporation ("Paging Partners") for both periods presented. These statements also include the acquisition of the net assets of BAPCO on December 31, 1998, the acquisition of SunStar Communications, Inc. in June 1999, and the purchase of paging assets of SourceOne Wireless in January 2000 and Suburban Paging in May 2000. The sale of the Internet assets on August 31, 2000 is also reflected. These acquisitions have been accounted for under the purchase method of accounting. The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of March 31, 2001 and December 31, 2000, and the consolidated results of operations and the related consolidated cash flows for the three months ended March 31, 2001 and 2000. The balance sheet for the end of the preceding fiscal year has been derived from the Company's audited balance sheet at December 31, 2000 contained in the Company's Form 10K and is provided for comparative purposes. All other financial statements are unaudited. In management's opinion, all adjustments have been made which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the most recent fiscal year.

         Aquis' consolidated financial statements as of and for the three months ended March 31, 2001 and as of December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Aquis incurred losses of about $2.6 and $2.8 million for the three months ended March 31, 2001 and 2000, respectively, and $23.7 and $10.9 million during each of the years ended December 31, 2000 and 1999, respectively. These results have caused it to be in default of its agreement with its senior lender, and in January 2001 the Company failed to make a required principal repayment of $514 and another payment of the same total was not paid as scheduled for April 1, 2001. Further, Aquis has made none of the monthly interest payments required for any period subsequent to December 31, 2000. Aquis is required to pay that senior lender $2,886 of loan principal during the twelve months ended March 31, 2002 and a $2,000 note payable to AMRO International matures in October 2001, unless it is sooner converted to common stock, or demand for payment is made as a result of Aquis' default, at AMRO's election. The Company is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262, and, on January 31, 2002, is required to redeem its 7.5% Redeemable Preferred Stock under which the total obligation was $1,631 at March 31, 2001. The Company's principal source of liquidity at March 31, 2001 included cash and cash equivalents of about $452. At March 31, 2001, Aquis' reported a working capital deficit of $32,888, primarily the result of the reclassification of its term debt to currently payable. These factors raise substantial doubt about the Company's ability to continue as a going concern, and the auditors' opinion on Aquis' financial statements as of and for the year ended December 31, 2000 is qualified as the result of these conditions.

         In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may reduce trading volume and liquidity, may diminish the Company's ability to restructure its debt or raise additional equity, and will impair its ability to obtain funding under the Coxton agreement as currently written.

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

         The Company has signed a forbearance agreement with AMRO, under which AMRO has agreed to refrain from making an immediate demand for payment of all outstanding amounts due for up to 180 days from the date thereof. In connection with that agreement, Aquis has begun to work with a financial consultant specializing in the management of distressed businesses. With these arrangements in place, Aquis its continuing its negotiations with FINOVA for a forbearance agreement related to its senior loan, and is beginning to finalize business plans intended to improve its financial performance and its ability to pay its lenders. These multi-faceted plans include staff and salary reductions through targeted cutbacks, normal attrition, and compensation adjustments. Also included are marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of its paging industry competitors on two-way and other advanced services. Technical operations improvement plans include financial savings available through strategically targeted network consolidations involving co-locating some of its low- and high-band communications equipment, and finalization of reciprocal compensation agreements currently being negotiated with some of Aquis' communications facilities providers. With these consolidations, sales of network equipment that becomes non-essential are also planned, as are closure of targeted non-core remote sales offices. These initiatives, if successful, are expected to allow Aquis pay down amounts due to its general creditors, to invest in paging equipment in sufficient amounts to meet the demands of its target markets, and to resume debt service payments, on a small scale, to its lenders. However, it is not likely, without receipt of significant proceeds from the note receivable due from SunStar, that these initiatives can be executed as currently planned. Even with collections against that note, management can offer no assurance that these plans will be successful to the degree that may be required by its creditors or to the extent necessary to ensure its ability to continue as a going concern.

2.   MERGERS, ACQUISITIONS AND DISPOSITIONS:

SunStar Communications, Inc.:

         On June 15, 1999, a wholly-owned subsidiary of Aquis entered into a Stock Purchase Agreement (the "Agreement") with SunStar Communications, Inc. ("SunStar"), an Arizona corporation and SunStar One, LLC, an Arizona limited liability company. SunStar provides secure Internet services over an intelligent private network, provides dial-up Internet access services to corporate and individual subscribers and can provide enhanced security standards for user authentication. Total consideration paid for all of the outstanding stock of SunStar was $275 cash and 1,150,000 shares of the Company's common stock valued at their fair market value based on the average daily closing prices a few days before and a few days after the terms of the acquisition were agreed upon and announced. The aggregate purchase price totaled approximately $2,130 including transaction costs and assumed liabilities and has been allocated to the net assets acquired based on their estimated fair market values on the closing date of this transaction, June 30, 1999, based on the purchase method of accounting. Intangible assets of approximately $2,066 were amortized on a straight-line basis over three to 10 years until August 31, 2000, at which time Aquis sold these operations.

Effective on August 31, 2000 Aquis sold its Internet operations to a private group headed by the CEO and a Director of Aquis, along with the President of that operating subsidiary. At that time, the net assets totaled $1,400 net of $650 of current liabilities and included licenses, other intangibles and customer receivables. Including those assumed current liabilities, the purchase price was $2,966. Cash of $987 was received along with a 10% note maturing on December 31, 2000 in the face amount of $1,329 in consideration of the non-cash portion of the purchase price. The maturity date of this note was extended by the parties to March 31, 2001. The independent members of Aquis' Board of Directors are in discussions with the buyers concerning an additional short-term extension of the note. The buyers have been requested to provide additional information about the financial performance of the Internet business since the date they acquired it and the expected source of funding for the payment of that note. This information is intended to satisfy the board that payment can be made within the extension period before further extension is granted. A payment of $25 was received on May 8, 2001 in connection with this outstanding balance. Revenues and expenses realized from Internet operations totaled $134 and $381, respectively, during the three months ended March 31, 2000, and those losses contributed to the decision to sell this operation.

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

         If the acquisition of SourceOne assets had occurred on January 1, 2000, the proforma results for the three months ended March 31, 2000 would have included total revenue approximating $8,529, a net loss attributable to common shareholders of $2,945 and a net loss per common share of $0.18. These proforma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 2000.


3. INTANGIBLE ASSETS

         Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements as described in more detail elsewhere herein, Aquis recognized a charge for impairment of the carrying value of its FCC licenses and State certificates in the amount of $9,500,000 at December 31, 2000. The amount of the loss was based on the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20%. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets. Amortization expenses for the three months ended March 31, 2001, as a result of this write down, have declined accordingly.

4.  DEFERRED CHARGES:

         Deferred financing costs of $1,648 were written off during the year ended December 31, 2000 as the result of the Company's default under its loan agreements and its lenders' rights to make demand for payment of outstanding balances due to them.

5.  LONG-TERM DEBT:

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

         On January 26, 2000, the FINOVA loan was amended in connection with the SourceOne Wireless acquisition. The Company borrowed an additional $2,450 from FINOVA on January 31, 2000 to consummate the acquisition (the "SourceOne Portion"). The effect of the amendment was to limit the facility to the amount outstanding after the SourceOne transaction, or a total of $27,765, to modify certain financial ratios and to set the interest rate on the SourceOne Portion to Citibank, N.A.'s corporate base rate plus 400 basis points. Aquis and FINOVA further amended this agreement on April 12, 2000 in order to waive the Company's covenant non-compliance at December 31, 1999, to reduce the financial ratio requirements through the third quarter of 2001, and to encourage Aquis to make a Special Prepayment of principal. That "Special Prepayment" in the amount of $1,250 was defined and directed to be specifically applied to the SourceOne Portion. In order to avoid an interest rate increase that was to take effect if the Special Prepayment was not made, Aquis made this prepayment in April 2000, using some of the proceeds of the convertible debenture acquired by AMRO International.

         On April 10, 2000, Aquis entered into an agreement to obtain a $2 million bridge loan with AMRO International as interim funding pending completion of additional prospective financing. The debt is subordinate to the Company's senior debt and is unsecured. This agreement provides for an interest rate of 11%, a scheduled maturity date on October 12, 2001 and also provides for quarterly interest accruals and payments until the earlier of its maturity date or conversion. At the lender's election not earlier than 120 days from the date of funding, this loan is convertible into the Company's common stock at 90% of the then-current market value. The cost of this beneficial conversion feature or discount to market price, estimated at $222, was charged against results of operations for the year ended December 31, 2000. At the Company's election, after the initial 118 days subsequent to funding, the loan is redeemable at 115% of face value.

         Proceeds from this loan were used during April 2000 to make the Special Prepayment of $1,250 to FINOVA. The balance was used to pay certain fees incurred in connection with the FINOVA loan modifications arranged during 2000, to pay certain costs incurred in connection with this bridge loan, and for general corporate purposes.

         As of December 31, 2000, Aquis was in default of its agreements with FINOVA and AMRO. Neither lender has demanded repayment of the balances due, however, neither lender has waived their right to do so. Aquis is discussing various alternatives with these lenders, including restructuring its debt and equity structure. We have executed a forbearance agreement with AMRO under which it has agreed not to demand immediate payment of all outstanding amounts due or to convert its debenture into shares of Aquis common stock. The term of that forbearance is for a maximum period of 180 days from the April 18, 2001 date of that agreement. However, under certain circumstances specified in that agreement, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. In connection with that agreement, Aquis has begun to work with a financial consultant specializing in the management of distressed businesses. On April 2, 2001, AMRO provided written notice that it waived the provisions contained in the debenture that limited its right to acquire a number of Aquis shares that might cause its beneficial ownership of Aquis common stock to exceed 9.9%. This waiver, unless revoked by AMRO, is to become effective 75 days subsequent to the date of that notification and could result in a change in control of Aquis.

         On September 27, 2000, the Company and FINOVA agreed to modify the terms of its Senior Loan Agreement, as amended. These modifications enabled Aquis to retain all proceeds from the sale of its Internet operations and gave Aquis an option to reduce the scheduled principal payment due on July 1, 2001 from $514 to $200 in exchange for payment of a fee of $75. Financial ratio covenants related to the amount of senior and total debt outstanding and to its debt service coverage were also relaxed from original levels through September 30, 2001. The maximum permitted leverage ratios were increased by amounts ranging from 33% to 75% of original limits. Minimum required coverage ratios were relaxed by 34% to 54% of original requirements. In exchange, Aquis has agreed to pay quarterly fees of $75 if original financial ratios are not maintained. Further, additional contingent fees of up to $250 per quarter will be added to the principal balance due at final maturity if Aquis is unable to meet the financial ratios as amended in April, 2000. The Company paid a fee of $100 in order to secure these modifications. Finally, a principal payment of $2,000 was required on or before December 31, 2000 in order to avoid the assessment of a $500 fee and an interest rate increase of 2%. The Company did not make that specified principal repayment of $2,000 and the related fee of $500 was added to the principal balance otherwise payable at the maturity date of this loan. In addition, Aquis has not made the scheduled quarterly principal payment due on January 2, 2001 of $514, nor the payment due in April, 2001 of the same amount. The Company and its senior lender are discussing alternatives for the Company's failure to make the scheduled principal payments and the Company's projected ongoing non-compliance with amended financial covenants. As the result of the defaults under the FINOVA and AMRO agreements, all debt has been classified as current at March 31, 2001.

         At March 31, 2001 the balance of the Senior Loan outstanding was $26,999 and is subject to floating interest rates. Of that total, $1,200, the SourceOne portion, carried an interest rate of 12.5% at that time. The balance was subject to a rate of 12.25%. These rates include, as applicable an additional 2% due to the non-payment of the specified $2,000 principal payment due on December 31, 2000. The remaining balance of debt outstanding consisted principally of borrowings made pursuant to the bridge loan of April 2000 and to the Installment Loan, discussed below. If Aquis was not in default of its loan agreements at March 31, 2001, principal maturities of outstanding debt would have been as follows:


2001 .................................................                   $ 5,341
2002 .................................................                     3,703
2004 .................................................                    21,010
                                                                         -------
                                                                         $30,054
                                                                         =======


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


6. COMMON STOCK ISSUED

         During the quarter ended March 31, 2001, Aquis issued 36,000 shares of its common stock, valued at about $.016 per share in connection with consulting services related to its business planning efforts that were provided by an independent business consultant.

7. NET LOSS PER COMMON SHARE:

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

8. SUPPLEMENTAL CASH FLOW DATA:

         The tables below provides supplemental information to the consolidated statements of cash flows:

                                                                                           March 31,
                                                                                     2001             2000
                                                                                ---------------   --------------
Cash paid for interest.......................................................            $ 295            $ 771
Cash paid for taxes..........................................................               $-               $-
Note receivable accepted as partial consideration............................               $-               $-


Business Acquisitions

         During the three months ended March 31, 2001, Aquis completed no additional business combinations. During the three months ended March 31, 2000, Aquis purchased targeted paging assets of SourceOne Wireless and expended cash as depicted below:

                                                                          March 31, 2000
                                                                         ------------------
Fair value of assets acquired.....................................                 $6,366
Liabilities assumed...............................................                 (1,807)
Exchange of common stock..........................................                    --
Exchange of preferred stock.......................................                 (1,500)
Transaction costs paid or accrued.................................                   (501)
Less: cash acquired ..............................................                   (240)
                                                                         -----------------

Net cash paid ....................................................                 $2,318
                                                                         =================


9.       SUBSEQUENT EVENTS:

         The Company is in default on its senior debt covenants, did not make the scheduled principal repayments to FINOVA of $514 due in each of January and April 2001, and has made none of the monthly interest payments required for any period subsequent to December 31, 2000. The Company is also in default under terms of its agreement with AMRO International. Aquis is currently renegotiating the terms of its senior and junior debt agreements and is seeking additional funds to finance business operations, but a successful conclusion to these efforts cannot be assured. See also Note 1 to these financial statements.

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

Organization and Basis of Presentation

         Aquis Communications Group, Inc. is a holding company, incorporated in the State of Delaware. Through our operating companies, we operate three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. We entered the Midwestern region through a purchase of certain assets from SourceOne Wireless, Inc. completed on January 31, 2000. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements. Our customers include individuals, businesses, government agencies, hospitals and resellers.

         On December 31, 1998, we began business operations with the purchase of the paging assets of Bell Atlantic Paging, our predecessor company. On March 31, 1999, Paging Partners Corporation (incorporated in 1994), merged with our operating company, Aquis Communications, Inc. ("ACI", incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. On June 30, 1999, a wholly owned subsidiary of Aquis acquired SunStar Communications, Inc. On January 31, 2000, we completed the acquisition of selected paging assets of SourceOne, a Chicago-based radio common carrier. In May 2000 we acquired certain paging assets of Suburban Paging, a regional paging services reseller headquartered in Pennsylvania. Finally, on August 31, 2000, we sold the net assets of our Internet services operations in order to focus our resources on our paging operations. These matters are more fully discussed in our consolidated financial statements and the notes thereto.

         As noted above, the Bell Atlantic paging business was acquired on December 31, 1998, for approximately $29,200,000, including transaction costs. The business acquired in this transaction included Bell Atlantic Paging's sales and marketing operation and the paging network operation infrastructure owned and operated by the Bell Atlantic Operating Telephone Companies. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." This transaction was financed primarily through a $20,000,000 loan from FINOVA Capital Corporation, a $4,150,000 note retained by the seller, and cash proceeds of $5,661,000 from a sale of preferred stock. Aquis satisfied all its obligations under the note received by the seller on June 30, 1999.

         Aquis' consolidated financial statements as of and for the three months ended March 31, 2001 and for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred losses of about $2,572,000 and $2,861,000 for the three month periods ended March 31, 2001 and 2000, respectively, and $23,841,000 and $10,879,000 million during the years ended December 31, 2000 and 1999, respectively. These results have caused us to be in default of our agreements with our senior lender, and in January 2001 and April 2001 we were unable to make two required principal repayments, each in the amount of $514,000, under that loan. Further, we have not made any required interest payments on this debt since January 11, 2001. Aquis is required to pay FINOVA $2,886,000 of loan principal during the 12 months ended March 31, 2002 and a $2,000,000 note payable to AMRO International matures in October 2001, unless it is sooner converted to common stock, or demand is made for payment due to Aquis' default, at AMRO's election. Aquis is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262,000. Our principal source of liquidity at March 31, 2001 included cash and cash equivalents of about $452,000. At March 31, 2001, our working capital deficit totaled $32,888,000, primarily resulting from the classification of its loan from FINOVA as a current liability due to Aquis' default thereunder.

         In October 2000, NASDAQ notified us that our securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may reduce trading volume and liquidity, may diminish our ability to restructure our debt or raise additional equity, and will impair our ability to obtain funding under the Coxton agreement.

         We are in default of our loan agreements with FINOVA, our senior secured lender, and AMRO International, an unsecured creditor, although neither lender has yet demanded payment of all amounts due to them. These defaults also cause violations of the terms of some of our operating agreements for services provided by others to our customers. Further, Aquis does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet our anticipated debt service, working capital and capital expenditure requirements under our existing capital and operating structure for the foreseeable future. The conditions described above indicate that Aquis may not be able to continue as a going concern. Our ability to continue as a going concern is dependent on the continued forbearance of FINOVA and AMRO from demanding immediate payment of their outstanding loans, our ability to generate sufficient cash to meet operating requirements, continuing supplies of goods and services from our key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of the outstanding debt, we do not believe that our resources will be sufficient to meet such a demand. We would consider appropriate responses, including the filing of a request for protection under the US Bankruptcy Code.

         We have executed a forbearance agreement with AMRO under which it has agreed not to demand immediate payment of all outstanding amounts due or to convert its debenture into shares of Aquis common stock. The term of that forbearance is for a maximum period of 180 days from the April 18, 2001 date of that agreement. However, under certain circumstances specified in that agreement, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. In connection with that agreement, Aquis has begun to work with a financial consultant specializing in the management of distressed businesses. On April 2, 2001, AMRO provided written notice that it waived the provisions contained in the debenture that limited its right to acquire a number of Aquis shares that might cause its beneficial ownership of Aquis common stock to exceed 9.9%. This waiver, unless revoked by AMRO, is to become effective 75 days subsequent to the date of that notification and could result in a change in control of Aquis. With these arrangements in place, we are continuing negotiations with FINOVA for a forbearance agreement related to its senior loan, and we are beginning to finalize business plans intended to improve our financial performance and our ability to pay our lenders. These multi-faceted plans include staff and salary reductions through targeted cutbacks, normal attrition, and compensation adjustments. Also included are marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of our paging industry competitors on two-way and other advanced services. Technical operations improvement plans include financial savings available through strategically targeted network consolidations involving co-locating some of its low- and high-band communications equipment, and finalization of reciprocal compensation agreements currently being negotiated with some of Aquis' communications facilities providers. With these consolidations, sales of network equipment that becomes non-essential are also planned, as are closure of targeted non-core remote sales offices. These initiatives, if successful, are expected to allow us to pay down amounts due to our general creditors, to invest in paging equipment in sufficient amounts to meet the demands of our target markets, and to resume debt service payments, on a small scale, to our lenders. However, it is not likely, without receipt of significant proceeds from the note receivable due from SunStar, that these initiatives can be executed as currently planned. Even with collections against that note, management can offer no assurance that these plans will be successful to the degree that may be required by our creditors or to the extent necessary to ensure our ability to continue as a going concern.

General

         Aquis is a leading provider of paging and other wireless messaging services and markets one-way paging service and equipment to customers directly and through resellers. We offer our customers both customer owned and maintained equipment or lease options for equipment.

         We generate a substantial majority of our revenue from fixed periodic fees for paging services that are not generally dependent on usage. Usage sensitive charges consist primarily of charges for messages exceeding the number included in a customer's fixed monthly rate plan, fees charged to resellers for messages sent to the resellers' subscribers over Aquis' communication network on a per-character basis under a Telocator Networking Paging Protocol ("TNPP"), and fees charged to a party sending a message to an Aquis-enabled pager, primarily on a flat fee-per-message basis (referred to as "Calling Party Pays" or ("CPP").

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


RESULTS OF OPERATIONS-THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

         Some of the following financial data is presented on a per subscriber or unit basis. Management believes that such a presentation is useful in understanding comparative results by providing a meaningful basis for comparison, given the differences in business management and in the number of subscribers of other paging companies.

Units in Service

         Units in service totaled 345,000 at March 31, 2001 and 426,000 at March 31, 2000. A significant contributor to the decline was the return of about 30,000 units in April 2000 to Bell Atlantic Mobile that were not profitable to the Company. An additional 40,000 units had been previously returned for the same reason in December 1999. Aquis and Bell Atlantic Mobile entered into a cancelable reseller agreement for these units in connection with the purchase of the assets of Bell Atlantic Paging in 1998. Aquis exercised its right to cancel that service and reduce related support activities. Including approximately 70,000 units added through the acquisitions of SourceOne and Suburban Paging, we added a total of about 120,000 units during the 12 months ended March 31, 2001. Our churn rates during the three months ended March 31, 2001 and 2000, were 3.5% and 2.4%, respectively. These rates are influenced by industry trends in a nationwide contracting paging market and our own limited ability to procure paging units to replace those for our customers who have lost or damaged their paging units.


Revenues

         Service revenues for the three months ended March 31, 2001 and 2000, were $5,089,000 and $7,966,000, respectively, a decrease of approximately $2,877,000 or about 36.1%. The decrease in service revenues was attributable to three factors: the churn described above, continuing industry-wide pricing pressures, and a change in the mix of direct subscriber and reseller units. Average monthly revenue per unit during the three month periods ended March 31 was about $4.99 in 2001 and $6.56 in 2000. During the current period, the portion of our subscriber base represented by reseller units increased from about 59% to 63%. Resellers purchase Aquis' services in bulk and are therefore provided rates lower than those made available to Aquis' direct subscribers. The revenue decline was also effected by the 30,000 units returned to Bell Atlantic Mobile in April 2000.

         Revenues from Internet operations were $134,000 during the 3 months ended March 31, 2000. Due to the sale of those operations, no such revenues were booked during the current period. We sold this business in August 2000 due to sustained losses from operations that reached about $665,000 for the eight months then ended.

         Revenues from sales of paging equipment declined slightly to $131,000 in 2001 from $145,000 in 2000. In response to consumer demand for less costly equipment, Aquis continued marketing lower-cost units at reduced sales prices in 2001, a strategy that was implemented in 1999.

Cost of Equipment Sales

         The cost of equipment sold during the three months ended March 31, 2001 and 2000, respectively, was $167,000 and $156,000. The previously-described move toward lower-cost pagers was offset by higher sales volumes.

Cost of Paging Services

         Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Also included are technical operating expenses. Total services costs decreased to $2,255,000 in 2001 from $3,996,000 in 2000. Declines in costs of third party paging carriers and costs totaling $118,000 that were incurred to provide Internet services during the earlier three month period before the sale of our Internet assets contributed to the decline. We also lowered these costs by eliminating and consolidating some paging communications facilities that were considered to be outside our more profitable core paging areas, particularly those related to our Midwest operations.

         Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. During the three months ended March 31, the costs of such paging services decreased from $1,773,000 in 2000 to $742,000 in 2001. The decreases are primarily attributable to the decline of the subscriber base and a refocusing of our sales efforts on higher utilization of our own paging infrastructure.

         Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $2,105,000 and $1,513,000 during the three month periods ended March 31, 2000 and 2001, respectively. The aforementioned elimination and consolidation of communications facilities, including trunking and other communications facilities provided by third party suppliers, was the primary contributor to cost reductions in this facet of our business. Also contributing were lower salary costs and elimination of targeted non-core leased communications tower sites.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs decreased from $1,046,000 in 2000 to $583,000 in 2001, or approximately 44%. Cost reductions resulted from a reduction of the sales organization, and from elimination of yellow page and other non-essential advertising media. Reduced commissions resulting from a revised commission plan implemented late in 1999 and from fewer new units placed in service through sales channels during 2001 also lowered overall selling expenses.

 General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased slightly as a percentage of service revenues to approximately 25.9% in 2001 from about 26.2% in 2000. Total costs for the three months ended March 31, 2000 included $693,000 resulting from the issuance of options pursuant an employment agreement with a former President of Aquis. No similar costs were incurred in 2001. Other small cost reductions were realized through elimination of outside customer call center activities, which was enabled upon completion of the integration of the SourceOne and Suburban customer bases, and through reduced billing and data processing costs and costs of reduced office facilities.

Depreciation and Amortization

         Depreciation and amortization decreased to $2,218,000 in 2001 from $2,541,000 in the prior year three month period. Amortization of intangible assets decreased significantly as a result of the asset impairment write down recorded at December 31, 2000. This write down was made as the result of our ongoing losses, our forecast for continuing losses, and our defaults under our loan agreements. Accordingly, we recognized a provision for impairment of the carrying value of our FCC licenses and State certificates in the amount of $9,500,000 at December 31, 2000.

Interest Expense

         Net interest expense was $966,000 for the three months ended March 31, 2001, compared to $810,000 for the corresponding period in 2000. Gross interest expenses increased as the result of the costs of funds borrowed to complete the SourceOne purchase on January 31, 2000 and due to slightly higher interest rates on our floating rate loans. Also, $250,000 was accrued as the result of the inability to meet specified debt leverage and coverage ratios acquired in our agreements with Finova. That debt was outstanding for the full three month period ended March 31, 2001, as compared to two months in the year-earlier period. Those increased costs were partially offset by additional financial income derived from the imposition during mid-2000 of late fees and interest assessments on non-current billings due from our subscribers.

Income Taxes

         No provision for income taxes is reflected in either period as a result of the Company's net losses in both periods.

Liquidity and Capital Resources

         We are not in compliance with debt covenants and principal repayment requirements related to our senior debt at March 31, 2001. All of our term debt totaling $27,743,000, including the $26,750,000 due to FINOVA under our senior loan agreement, is classified as currently payable as a result of the defaults under our loan agreements. That reclassification includes the $17.6 million balloon payment due to FINOVA, originally scheduled for payment on December 31, 2003, and the other principal installments due quarterly until that date. Under our existing agreements, we are required to pay FINOVA $2,886,000 of loan principal during the 12 months ended March 31, 2002. We are also obligated to pay aggregate future minimum rental commitments under non-cancelable leases in an amount of about $7 million through 2005 and a $2,000,000 note payable to AMRO International matures in October 2001, unless it is sooner converted to common stock or demand is made for payment as the result of Aquis' default at AMRO's election. We are also required to redeem all of the outstanding 7.5% Redeemable Preferred Stock on January 31, 2002 at 100% of its stated value plus accrued cumulative unpaid dividends; those totaled $1,631,000 at March 31, 2001. Excluding amounts due to FINOVA and AMRO, our working capital deficit at March 31, 2001 totaled $2,895,000, and our principal source of liquidity was our cash balances totaling about $452,000.

         Our auditors opinion on our financial statements as of and for the year ended December 31, 2000 is qualified and states that there is substantial doubt about our ability to continue as a going concern. We are in default of the terms of our loan agreements with FINOVA, our senior lender, and with AMRO International. The FINOVA debt is secured by substantially all of Aquis' assets. These defaults result in violations of the terms of several of our other operating agreements. If either of our lenders elected to demand repayment of amounts due to them, we would be unable to meet those requirements with the financial resources currently available to us. Consequently, in such an event, we would then consider appropriate responses, including the filing of a voluntary petition for protection under the U.S. Bankruptcy Code.

         Aquis is currently discussing debt restructuring alternatives with its lenders, but no assurance can be given that these efforts will be successful to the extent required in order to obtain a waiver of its defaults under any existing, or future revised, debt agreements. We have executed a forbearance agreement with AMRO under which it has agreed not to demand immediate payment of all outstanding amounts due or to convert its debenture into shares of Aquis common stock. The term of that forbearance is for a maximum period of 180 days from the April 18, 2001 date of that agreement. However, under certain circumstances specified in that agreement, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. In connection with that agreement, Aquis has begun to work with a financial consultant specializing in the management of distressed businesses. With these arrangements in place, Aquis is continuing its negotiations with FINOVA for a forbearance agreement related to its senior loan, and is beginning to finalize business plans intended to improve its financial performance and its ability to pay its lenders. These multi-faceted plans include staff and salary reductions through targeted cutbacks, normal attrition, and compensation adjustments. Also included are marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of its paging industry competitors on two-way and other advanced services. Technical operations improvement plans include financial savings available through strategically targeted network consolidations involving co-locating some of its low- and high-band communications equipment, and finalization of reciprocal compensation agreements currently being negotiated with some of Aquis' communications facilities providers. With these consolidations, sales of network equipment that becomes non-essential are also planned, as are closure of targeted non-core remote sales offices. Finally, collection of the proceeds of the note due to Aquis for the sale of its internet assets may also be a key element of the plan. The March 31, 2001 due date for payment of this note has passed after having been extended from December 31, 2000, and discussion of further extensions of time to pay is continuing. Although Aquis has earmarked a significant portion of these proceeds for payments to its creditors, there can be no assurance that the proceeds due will be collected within timeframes acceptable to Aquis' creditors. These initiatives, if successful, are expected to allow Aquis to pay down amounts due to its general creditors, to invest in paging equipment in sufficient amounts to meet the demands of its target markets, and to resume debt service payments, on a small scale, to its lenders. However, it is not likely, without receipt of significant proceeds from the note receivable due from SunStar, that these initiatives can be executed as currently planned. Even with collections against that note, management can offer no assurance that these plans will be successful to the degree that may be required by its creditors or to the extent necessary to ensure its ability to continue as a going concern. We believe that our business plan as a niche one-way paging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on the factors noted above which are largely beyond our unilateral control.

Regardless of our lenders' election regarding demand for payment of outstanding amounts due to them on an accelerated basis, we require substantial cash to meet scheduled principal repayments and minimum lease payments as noted above. Further, not later than January 31, 2002, we are required to redeem the preferred stock outstanding in the face amount of $1,500,000 plus any cumulative unpaid dividends, which totaled $131,000 at March 31, 2001. Interest costs associated with our senior debt and our bridge loan alone reached almost $3,200,000 during the year ended December 31, 2000 and such costs are expected to equal or exceed that total in 2001. Cash provided by operations during 2001 are not expected to be sufficient to satisfy these requirements as we are currently structured. Finally, funding would also be required to finance the growth of existing operations and customer base, to expand into new markets and to make strategic acquisitions in the event that we pursue opportunities that might become available in the future. Availability of funding for these purposes can not be assured and may not be economically viable if available given our existing debt requirements.

         Aquis' operations used about $797,000 of net cash during the three months ended March 31, 2000, while operating activities provided net cash of $248,000 for the same period of 2001. Cash generated by operations during the current period was used to fund pager purchases of $358,000 and to reduce payables to key vendors. During 2000 the primary use of operating cash was to fund the growth of paging subscriber receivables, purchase paging and other operating equipment and to complete our purchase of assets from SourceOne Wireless. The need to reduce certain outstanding accounts payables to vendors was influenced by the declining telecommunications markets, and the failures of PageNet, and then TSR Wireless late in the year ended December 31, 2000.

               During the three months ended March 31, 2000, we used net cash of $2,318,000 in connection with the acquisition of assets from SourceOne. An additional $272,000 of expenditures were made for the purchase of network and data processing equipment. No business combinations were effected in 2001 and capital equipment expenditures were limited to $160,000.

         During the three months ended March 31, 2001, cash totaling $154,000 was used for financing activities, primarily to pay down certain installment debt and notes. During the year-earlier period, net cash was provided by financing activities totaling $2,602,000. We borrowed $2,450,000 to complete the SourceOne transaction and to pay down the FINVOA installment debt. We also realized net cash from the exercise of stock options totaling $377,000. Expenditures were also made during this period of 2000 for debt and equity financing related costs.

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

         Finally, a principal payment of $2,000,000 was required on or before December 31, 2000 in order to avoid the assessment of a $500,000 fee and an interest rate increase of 2% which, at existing debt levels, will increase debt service costs by $44,000 per month. Aquis has not made this $2,000,000 principal payment and has not made either of the $514,000 principal payments scheduled for January 2, or April 1, 2001. In addition, the Company was also not in compliance with a debt service coverage requirement at December 31, 2000. Aquis and FINOVA are currently discussing alternative remedies for failure to make the January 2, 2001 payment and Aquis' projected non-compliance with amended financial covenants established for December 31, 2001. As a result of the non-payment of the principal installment of $514,000 on January 2, 2001 and the debt service coverage ratio violation at December 31, 2000, FINOVA has the right to demand payment in full of the outstanding debt, although it is not obligated to do so. In addition, Aquis has not paid interest costs related to this Senior Debt incurred after December 31, 2000. FINOVA has not exercised its right to demand immediate payment of the entire amount of the outstanding Senior Loan and Aquis and FINOVA are currently discussing alternatives and remedies. Should FINOVA elect to demand immediate payment of amounts due, Aquis' existing resources will be insufficient to satisfy the repayment obligation.

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

         The Company does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated debt service, working capital and capital expenditure requirements under its existing capital and operating structure and for the foreseeable future. The conditions described above indicate that Aquis may not be able to continue as a going concern. The Company's ability to continue as a going concern is dependent on the continued forbearance of its lenders from demanding immediate payment of their outstanding loans, its continuing ability to generate sufficient cash from operations to meet obligations, aside from those under its debt agreements, in a timely manner, continuing supplies of goods and services from its key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand, and the Company would consider appropriate responses, including the filing a request for protection under the U.S. Bankruptcy Code.

Seasonality

         Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 2001, substantially all of our debt carried floating interest rates. At March 31, 2001, we had approximately $27,608,000 of floating-rate debt outstanding. As of December 31, 2000, total floating-rate debt was $27,668,000. An interest rate increase or decrease of 2% on this floating rate debt would result in a change in annual interest expenses of about $555,000, or about $0.03 per share. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2001, Aquis had no other significant material exposure to market risk.

Part II Other Information


Item 1   Legal Proceedings.


The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-K for the year ended December 31, 2000. There were no other significant developments related to legal proceedings involving the Company at May 14, 2001.


Item 2   Changes in Securities and Use of Proceeds.


On February 2, 2001, Aquis issued 36,000 shares of its common stock to Michael Branson in exchange for consulting services rendered to Aquis in connection with development of its business plans and ongoing business development strategies. The forgoing issuance was made without registration under the Securities Act of 1933 under the exemption provided by Section 4(2) of the Securities Act on the basis that this issuance involved no public offering.


Item 3   Defaults Upon Senior Securities.


Aquis is in default of the provisions of its Amended and Restated Loan Agreement with FINOVA Capital Corporation dated as of January 31, 2000 as amended by a First Amendment to Loan Instruments dated as of April 10, 2000 and as further amended by a Second Amendment to Loan Instruments dated as of September 27, 2000. Two principal payments of approximately $514,000 each were due in January 2001 and April 2001 and were not paid. Aquis has also not met two financial covenants related to debt service coverage and debt leverage ratios. Aquis is indebted to FINOVA under its senior loan agreement and an installment obligation in amounts approximating $26,749,000 and $859,000, respectively. Related unpaid interest due under these obligations totaled approximately $824,000.


Aquis is also in default of a Loan Agreement dated as of March 31, 2000 with AMRO International, S.A. as a result of its failure to make interest payments when due. The balance outstanding under the debt to AMRO at March 31, 2001 was approximately $2,213,000 including accrued interest of about $213,000. Principal and accrued but unpaid interest is payable to AMRO in October 2001 unless demand for payment is accelerated or conversion into Aquis' common stock is sooner elected by AMRO.


Item 4   Submission of Matters to a Vote of Security Holders.  None


Item 5   Other Information.


Annual Meeting:


Aquis will hold its 2001 Annual Meeting of Stockholders on July 12, 2001. To be considered for inclusion in Aquis' proxy statement relating to the Annual Meeting, Aquis stockholder proposals must be received no later than May 25, 2001. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than June 25, 2001. All stockholder proposals should be marked to the attention of Secretary, Aquis Communications Group, Inc., 1719A Route 10, Suite 300, Parsippany, New Jersey 07054.


Additional Risk Factors:


Aquis is in default of the terms of its loan agreements and does not have sufficient financial resources to cure those defaults.


We did not pay either of the two principal installments of $514,000 due to FINOVA in January or April, 2001, and interest payments have been suspended since the interest payment covering the month of December 2000 was paid in January 2001. Although FINOVA has not made a demand for payment of the full balance outstanding, its right to do so has not been waived. We are also in default of the terms of a debenture issued to AMRO International, S.A. and these defaults result in violations of the terms of many other operating agreements. As a result, among other available remedies, our lenders could demand payment in full of all amounts due to them and our existing resources are insufficient to meet such a demand. In addition, several of our operating agreements could be terminated by our service providers as a result of the aforementioned defaults and our ability to service our customers could thereby be impaired.

AMRO has executed a forbearance agreement under which it has agreed not to demand immediate payment of all outstanding amounts due or to convert its debenture into shares of Aquis common stock. The term of that forbearance is for a maximum period of 180 days from the April 18, 2001 date of that agreement. However, under certain circumstances specified in that agreement, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. We are also negotiating with our lenders to restructure our debt and equity structure, but there is no assurance that these negotiations will be successful. In the event that we are unsuccessful, we will consider appropriate responses, including a voluntary petition for protection under the US Bankruptcy Code. Our ability to continue to operate is dependent on meeting short term financing requirements and long term profitability.


One of our creditors may effect a change in control of Aquis.


Under the terms of the $2,000,000 11% convertible debenture held by AMRO International, S.A., AMRO may elect to convert the principal amount and related accrued interest, or any portion thereof, into Aquis common stock at a conversion price that is 90% of the market price as defined in that agreement. On April 2, 2001, AMRO provided written notice that it waived the provisions contained in the debenture that limited its right to acquire a number of Aquis shares that might cause its beneficial ownership of Aquis common stock to exceed 9.9%. This waiver, unless revoked by AMRO, is to become effective 75 days subsequent to the date of that notification. However, AMRO has also executed a forbearance agreement under which it has agreed not to demand immediate payment of all outstanding amounts due or to convert its debenture into shares of Aquis common stock. The term of that forbearance is for a maximum period of 180 days from the April 18, 2001 date of that agreement. However, under certain circumstances specified in that agreement, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. To the extent that AMRO exercises its right to convert its debenture into common stock, a change in control of Aquis may be effected. However, as referenced in earlier filings, the Communications Act of 1934, as amended, contains restrictions on foreign ownership in FCC licensed commercial mobile radio services entities. Those restrictions were liberalized by the World Trade Organization Agreement on Basic Telecommunications Service, effective February 5, 1998. As a result of these liberalized ownership limitations in entities holding FCC licenses, AMRO may not have sufficient incentives to effect a change in control of Aquis.


Additional shares will be available for sale in the public market which could cause the market price of our stock to drop.


We currently estimate that approximately 7.6 million shares of our common stock are currently eligible for resale under applicable securities laws. We expect to register these shares, and about 360,000 additional shares, for resale. This could have the effect of increasing the number of shares eligible for trading in the public markets. In turn, additional shares in the market may have an adverse effect on our stock price and may make it more difficult for us to sell stock in the future.


Item 6 Exhibits and Reports on Form 8-K.

         (a) Exhibits

Exhibit No.:

10.46    Stock Option Agreement dated January 15, 2001 between Aquis
         Communications Group, Inc. and Keith J. Powell (1)
10.47 Agreement between Keith J. Powell and Aquis Communications Group, Inc., dated January 14, 2001 (1)
10.49    Forbearance Agreement with AMRO International, S.A. dated as of April
         18, 2001 (2)
10.50    Professional Services Agreement with Pirinate, Inc. dated as of April
         18, 2001 (2)
10.51    Registration Rights Agreement dated as of March 31, 2000 between Aquis
         Communications Group, Inc. and AMRO International, S.A. (2)
10.52    Registration Rights Agreement dated as of April 9, 2000 between Coxton,
         Limited and Aquis Communications Group, Inc. (2)

(1) Incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2000.
(2)  Filed herewith

         (b) Reports on Form 8-K

         In a report on Form 8-K dated March 5, 2001, Aquis reported the change in certifying accountants from PricewaterhouseCoopers, LLC to Wiss & Company, LLC. No other reports on Form 8K were filed during the current year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                  Name                                         Title                                 Date
                  ----                                         -----                                 ----

/s/ John B. Frieling
-------------------------------------------
             John B. Frieling                   Chief Executive Officer and Director              May 14, 2001


/s/ D. Brian Plunkett
-------------------------------------------
            D. Brian Plunkett                   Chief Financial Officer                           May 14, 2001



                                  Exhibit Index



Exhibit Number
--------------
(Referenced to                                                                       Page Number in Rule
 Item 601 of                                                                         0-3(b) Sequential
Regulation S-K)                      Description                                     Numbering System
                                    -------------                                    Where Exhibit can be
                                                                                         Found
10.49    Forbearance Agreement with AMRO International, S.A. dated as of April
         18, 2001

10.50    Professional Services Agreement with Pirinate, Inc. dated as of April
         18, 2001

10.51    Registration Rights Agreement dated as of March 31, 2000 between Aquis
         Communications Group, Inc. and AMRO International, S.A.

10.52    Registration Rights Agreement dated as of April 9, 2000 between Coxton,
         Limited and Aquis Communications Group, Inc.