Form 10-Q
period 2001-06-30
AQUIS COMMUNICATIONS GROUP INC
filed 2001-08-10
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________
Commission File Number: 1-13002

                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               22-3281446
----------------------------------------------         -------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)

1719A Route 10, Suite 300, Parsippany, NJ              07054
----------------------------------------------         -------------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (973) 560-8000

                                 Not Applicable

     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of August 2, 2001 there were 18,292,101 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

Part I  Financial Information:

Item 1 - Financial Statements:
         Consolidated Balance Sheets at June 30, 2001 and
          December 31, 2000 ................................................   3
         Consolidated Statements of Operations for the Three and
          Six Month Periods ended June 30, 2001 and 2000....................   4
         Consolidated Statements of Cash Flows for the
          Six Month Periods ended June 30, 2001 and 2000....................   5
         Notes to Consolidated Financial Statements.........................   6

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  12

Item 3 - Quantitative and Qualitative Disclosures About Market Risks........  19


Part II Other Information:

Item 1 - Legal Proceedings..................................................  20

Item 2 - Changes in Securities and Use of Proceeds..........................  20

Item 3 - Default Upon Senior Securities.....................................  20

Item 4 - Submission of Matters to a Vote of Security Holders................  20

Item 5 - Other Information..................................................  20

Item 6 - Exhibits and Reports on Form 8-K...................................  20

Signatures..................................................................  21

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                   June 30,    December 31,
                                                                                     2001          2000
                                                                                 ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.....................................................   $     643   $       378
  Accounts receivable (net of allowances of $1,490 and $1,929, respectively)....       3,080         4,912
  Inventory, net................................................................         195           228
  Assets held for sale, net.....................................................         885            --
  Prepaid expenses and other current assets.....................................         770           426
                                                                                 -----------   -----------
      Total current assets......................................................       5,573         5,944
Property and equipment, net.....................................................       4,716         9,954
Intangible assets, net..........................................................       5,716         6,976
Deferred charges and other assets...............................................         189           264
                                                                                 -----------   -----------
        Total assets............................................................ $    16,194   $     23,138
                                                                                 ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt.......................................... $    28,269   $    27,857
  Notes payable.................................................................       2,000         2,000
  Accounts payable..............................................................       4,824         5,947
  Accrued expenses..............................................................       2,606         1,081
  Deferred revenue..............................................................         589           846
  Customer deposits.............................................................         321           380
                                                                                 -----------   -----------
      Total current liabilities.................................................      38,609        38,111

Long term debt..................................................................          55            --
                                                                                 -----------   -----------
Total liabilities...............................................................      38,664        38,111
                                                                                 -----------   -----------

Commitments and contingencies

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized,
  15,000 shares issued at June 30, 2001 and December 31, 2000...................       1,659         1,603
                                                                                 -----------   -----------

Stockholders' equity:
  Common stock, $0.01 par value, 75,000,000 shares authorized, 18,292,101 and
  17,611,030 issued and outstanding at June 30, 2001 and December 31, 2000,
  respectively..................................................................         183           176
  Additional paid-in capital....................................................      18,069        18,211
  Accumulated deficit...........................................................    (42,331)      (34,913)
  Note receivable from stockholder..............................................        (50)          (50)
                                                                                 -----------   -----------
  Net stockholders' equity......................................................    (24,129)      (16,576)
                                                                                 -----------   -----------
        Total liabilities and stockholders' equity.............................. $   16,194    $    23,138
                                                                                 ===========   ===========

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)


                                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                                ---------------------------   -------------------------
                                                                   2001           2000             2001        2000
                                                                ------------  -------------   ------------ ------------

Revenues:
  Paging services, rent and maintenance........................  $    4,715  $    7,568       $    9,804  $    15,534
  Equipment sales..............................................         205         309              336          454
                                                                -----------  ----------       ----------  -----------
       Total revenues..........................................       4,920       7,877           10,140       15,988
                                                                -----------  ----------       ----------  -----------
Operating expenses:
  Cost of paging services......................................       2,161       3,483            4,416        7,479
  Cost of equipment sold.......................................         170         260              337          416
  Selling and marketing........................................         461         909            1,044        1,955
  General and administrative...................................       1,325       1,821            2,677        3,952
  Depreciation and amortization................................       1,894       2,533            4,112        5,074
  Provision for doubtful accounts..............................         224         308              447          604
  Provision for asset impairment...............................       2,576           _            2,576            _
                                                                -----------  ----------       ----------   ----------
       Total operating expenses................................       8,811       9,314           15,609       19,480
                                                                -----------  ----------       ----------   ----------
Operating loss.................................................      (3,891)     (1,437)          (5,469)      (3,492)
Interest expense, net..........................................        (983)       (919)          (1,949)      (1,725)
Gain on sale of equipment......................................          _            _                _           19
                                                                ----------   ----------       ----------   ----------
Net loss.......................................................     (4,874)      (2,356)          (7,418)      (5,198)
Preferred stock dividends                                              (28)         (28)             (56)         (47)
                                                                ----------   ----------       ----------   ----------
Loss attributable to common stockholders                        $   (4,902)  $   (2,384)      $   (7,474)  $   (5,245)
                                                                ==========   ==========       ==========   ==========

NET LOSS PER COMMON SHARE:
  Basic and diluted............................................     $(0.27)      $(0.14)          $(0.42)     $(0.31)
Weighted average common shares outstanding..................... 17,970,000   17,411,000       17,798,000  17,103,000



   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                           2001          2000
                                                                       ----------    -----------

Cash flows from operating activities:
  Net loss........................................................    $   (7,418)    $   (5,198)
  Adjustments to reconcile net loss to net cash
    provided by (used by) operating activities:
  Depreciation and amortization...................................         4,112          5,074
  Amortization of deferred financing costs........................             _            160
  Stock-based compensation........................................             6            693
  Senior loan costs...............................................           425              _
  Provision for assets impairment.................................         2,576              _
  Provision for doubtful accounts.................................           447            604
  Gain on sale of property and equipment..........................             _            (19)
  Changes in assets and liabilities, net of business acquisitions:
    Accounts receivable...........................................           904         (1,841)
    Inventory.....................................................          (456)          (693)
    Prepaid expenses and other current assets.....................          (328)           159
    Accounts payable and accrued expenses.........................           402            295
    Deferred revenues and customer deposits.......................          (196)          (135)
                                                                      ----------     ----------
  Net cash provided by (used by) operating activities.............           474           (901)
                                                                      ----------     ----------
Cash flows from investing activities:
  Business acquisitions...........................................             _         (2,396)
  Acquisition of property, equipment and licenses.................          (275)          (906)
  Deferred business acquisition costs.............................             _             (8)
  Acquisition escrow deposits refunded............................             _            200
  Sale of property and equipment..................................           263            698
                                                                      ----------     ----------
  Net cash used by investing activities...........................          (12)         (2,412)
                                                                      ----------     ----------
Cash flows from financing activities:
  Issuance of long term debt......................................             _          4,450
  Proceeds from stock options exercised, net......................             _            348
  Repayment of long term debt.....................................          (108)        (1,250)
  Repayment of capital lease obligation...........................            (5)          (179)
  Deferred financing and stock registration costs.................           (84)          (556)
                                                                      -----------    ----------
  Net cash (used by) provided by financing activities.............          (197)         2,813
                                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents..............           265           (500)
Cash and cash equivalents - beginning of period...................           378            973
                                                                      ----------     ----------
Cash and cash equivalents - end of period.........................    $      643     $      473
                                                                      ==========     ==========


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

1.  ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

      Aquis Communications Group, Inc. (the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it operates three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast and Mid-Atlantic regions of the United States, as well as the District of Columbia. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements, and resell cellular service. Its customers include individuals, businesses, government agencies, hospitals and resellers.

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

      The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the merger with Paging Partners Corporation ("Paging Partners") for all periods presented. These statements also include the effects of the acquisition of the net assets of BAPCO on December 31, 1998, the acquisition of SunStar Communications, Inc. in June 1999 and its sale in August 2000, and the purchase of paging assets of SourceOne Wireless in January 2000 and Suburban Paging in May 2000. These acquisitions have been accounted for under the purchase method of accounting. These statements also include the effects of Aquis' determination to sell substantially all of the assets of its Midwest operations that were acquired from SourceOne Wireless in January 2000. The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of June 30, 2001 and December 31, 2000, and the consolidated results of operations and the related consolidated cash flows for the six- and the three-month periods ended June 30, 2001 and 2000. The balance sheet for the end of the preceding fiscal year has been derived from the Company's audited balance sheet at December 31, 2000 contained in the Company's Form 10K and is provided for comparative purposes. All other financial statements are unaudited. In management's opinion, all adjustments have been made which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

      Aquis' consolidated financial statements as of and for the six months ended June 30, 2001 and as of December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, Aquis incurred losses of about $7.4 and $5.2 million for the six months ended June 30, 2001 and 2000, respectively, and $23.7 and $10.9 million during each of the years ended December 31, 2000 and 1999, respectively, and these results have caused it to be in default of its agreement with its senior lender, FINOVA, and its unsecured lender, AMRO International, SA. In January 2001 the Company failed to make a required principal repayment of $514 to FINOVA as well as the other scheduled principal payments due quarterly thereafter. Nor has Aquis made any of the monthly interest payments due to FINOVA for any period subsequent to December 31, 2000. Accordingly, all debt and accrued interest due to both FINOVA and AMRO are classified as current obligations in the accompanying balance sheet. However, the Company has executed forbearance agreements with both lenders, which are discussed in more detail below. The Company is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262, and, on January 31, 2002, is required to redeem its 7.5% Redeemable Preferred Stock under which the total obligation was $1,659 at June 30, 2001. The Company's principal source of liquidity at June 30, 2001 included cash and cash equivalents of about $643. At June 30, 2001, Aquis reported a working capital deficit of $33,036, primarily the result of the reclassification of its term debt to currently payable. These factors raise substantial doubt about the Company's ability to continue as a going concern, and the auditors' opinion on Aquis' financial statements as of and for the year ended December 31, 2000 is qualified as the result of these conditions. Such qualification of the auditor's opinion for going concern issues is typically made when a company's liabilities are unlikely to be discharged as they become due in the normal course of business, which likelihood can arise if a company's history of operating losses is expected to continue and funding of those losses from outside sources is unlikely to be available.

      In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may have caused or contributed to the reduction of trading volume and liquidity, may diminish the Company's ability to restructure its debt or raise additional equity, and has substantially eliminated our ability to obtain funding under the Coxton agreement as it is currently written.

      Aquis is in default of its original loan agreements with FINOVA and AMRO International, although neither lender has yet demanded payment of the amounts due to them. Aquis does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated debt service, working capital and capital expenditure requirements under its existing capital and operating structure and for the foreseeable future. The conditions described above indicate that Aquis may not be able to continue as a going concern. The Company's ability to continue as a going concern is dependent on the continued forbearance of its lenders from demanding immediate payment of their outstanding loans. Aquis' ability to continue as a going concern is also dependent on its ability to generate sufficient cash from operations to meet operating obligations, aside from those required under its debt agreements, continuing supplies of goods and services from its key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.

      In response to its defaults and lack of liquidity, the Company has signed forbearance agreements with AMRO and FINOVA. In April, 2001 Aquis and AMRO agreed that AMRO would refrain from making an immediate demand for payment of all outstanding amounts due, and would refrain from electing to convert its debt to common stock, for up to 180 days. In June 2001, that agreement was extended through December 31, 2001. In exchange for AMRO's forbearance, Aquis has begun to work with a financial consultant specializing in the management of distressed businesses. With this arrangement in place, Aquis and FINOVA executed a forbearance agreement on June 7, 2001 related to Aquis' senior loan. This agreement is based in part on business plans intended to improve its financial performance and its ability to pay its lenders. These multi-faceted plans include staff and salary reductions through targeted cutbacks, normal attrition, and compensation adjustments. Also included are marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of its paging industry competitors on two-way and other advanced services. Technical operations improvement plans include financial savings available through strategically targeted network consolidations involving co-locating some of its low- and high-band communications equipment, and finalization of reciprocal compensation agreements currently being negotiated with some of Aquis' communications facilities providers. Also planned are sales of network equipment that becomes non-essential as the result of these consolidations, as are closure of targeted non-core remote sales offices. In addition, Aquis has signed a letter of intent related to the sale of its paging operations in the Midwest. These initiatives, if successful, are expected to allow Aquis pay down amounts due to its general creditors, to invest in paging equipment in sufficient amounts to meet the demands of its target markets, and to resume debt service payments, on a small scale, to its lenders. However, it is not likely, without receipt of significant proceeds from the note receivable due from SunStar or without the sale of its Midwest operations, that these initiatives can be executed as currently planned. Even with collections against that note due from SunStar and the sale of our Midwest operating assets, management can offer no assurance that these plans will be successful to the degree that may be required by its creditors or to the extent necessary to ensure its ability to continue as a going concern.

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

      Effective on August 31, 2000 Aquis sold its Internet operations to a private group headed by the CEO and a Director of Aquis, along with the President of that operating subsidiary. At that time, the net assets totaled $1,400 net of $650 of current liabilities and included licenses, other intangibles and customer receivables. Including those assumed current liabilities, the purchase price was $2,966. Cash of $987 was received along with a 10% note maturing on December 31, 2000 in the face amount of $1,329 in consideration of the non-cash portion of the purchase price. The note principal was paid down to $830 by December 31, 2001, the maturity date of this note was extended by the parties to March 31, 2001, and extended again to December 31, 2001.

As a result of the agreement to extend this note due from this related party to December 31, 2001, Aquis is currently in discussions with FINOVA concerning the possible impact, if any, on the covenants contained in their forbearance agreement. A payment of $25 was received on May 8, 2001 and another payment of $50 was received on July 2, 2001 in connection with this outstanding balance. Revenues and expenses realized from Internet operations totaled $335 and $884, respectively, during the six months ended June 30, 2000, and those losses contributed to the decision to sell this operation.

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

      If the acquisition of SourceOne assets had occurred on January 1, 2000, the pro-forma results for the six months ended June 30, 2000 would have included total revenue approximating $16,406, a net loss attributable to common shareholders of $5,329 and a net loss per common share of $0.31. These pro-forma results are based on various assumptions and are not necessarily indicative of what would have occurred had these transactions been consummated on January 1, 2000.

      As part of the business plan developed in conjunction with the requirements of its lenders, Aquis signed a letter of intent dated June 7, 2001 for the sale of its Midwest paging operations. This letter of intent, which expired by its terms on July 31, 2001, provided for a purchase price of $1.1 million in cash to be paid in exchange for the customer receivables, the customer lists, all equipment and FCC licenses used in that operation and specified contract rights under leases and other operating agreements. The parties are currently in advanced negotiations related to the purchase agreement and interim asset management terms. The completion of this sale is expected to be subject to certain contingencies that are beyond the Company's control, most significantly including the buyer's financing contingency, FINOVA's agreement to release the liens it holds on these assets and the FCC's approval of the transfer of the underlying communications licenses. If the contingencies are satisfied as anticipated, the transaction is expected to close in escrow during the third quarter this year with the proceeds of sale becoming available during the fourth quarter.

      In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", Aquis evaluates the recoverability of the carrying value of its long-lived real and intangible assets based on related estimated undiscounted cash flows. In connection with these negotiations, Aquis has written down the related net assets by $2,576 during its second fiscal quarter to their estimated realizable value of $885, net of estimated transaction costs. During the six months ended June 30, 2001, results of operations of these assets included revenues of about $796 and a net loss of $330 after depreciation and amortization charges of approximately $300.


3. INTANGIBLE ASSETS

      Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements as described in more detail elsewhere herein, Aquis recognized a charge for impairment of the carrying value of its FCC licenses and State certificates in the amount of $9,500,000 at December 31, 2000. The amount of the loss was based on the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20%. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets. Amortization expenses for the six months ended June 30, 2001, as a result of this write down, have declined accordingly.

4.  DEFERRED CHARGES:

      Deferred financing costs of $1,648 were written off during the year ended December 31, 2000 as the result of the Company's default under its loan agreements and its lenders' rights to make demand for payment of outstanding balances due to them. As the result, amortization of such charges during the current periods has declined.

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

      On September 27, 2000, the Company and FINOVA agreed to modify the terms of its Senior Loan Agreement, as amended. These modifications enabled Aquis to retain all proceeds from the sale of its Internet operations and gave Aquis an option to reduce the scheduled principal payment due on July 1, 2001 from $514 to $200 in exchange for payment of a fee of $75. Financial ratio covenants related to the amount of senior and total debt outstanding and to its debt service coverage were also relaxed from original levels through September 30, 2001. The maximum permitted leverage ratios were increased by amounts ranging from 33% to 75% of original limits. Minimum required coverage ratios were relaxed by 34% to 54% of original requirements. In exchange, Aquis has agreed to pay quarterly fees of $75 if original financial ratios are not maintained. Further, additional contingent fees of up to $250 per quarter will be added to the principal balance due at final maturity if Aquis is unable to meet the financial ratios as amended in April, 2000. The Company paid a fee of $100 in order to secure these modifications. Finally, a principal payment of $2,000 was required on or before December 31, 2000 in order to avoid the assessment of a $500 fee and an interest rate increase of 2%. The Company did not make that specified principal repayment of $2,000 and the related fee of $500 was added to the principal balance otherwise payable at the maturity date of this loan. In addition, Aquis has not made the scheduled quarterly principal payment due on January 2, 2001 of $514, nor any subsequently required principal payments, nor has it made any interest payments for any period subsequent to December 31, 2000. As the result of the defaults under the FINOVA and AMRO agreements, all debt has been classified as currently payable.

      As of December 31, 2000, Aquis was in default of its agreements with FINOVA and AMRO. Aquis executed forbearance agreements with both lenders under which FINOVA and AMRO have agreed not to demand payment of outstanding amounts due until December 31, 2001, or if earlier, until re-established financial targets are not met. In April 2001 as part of its forbearance agreement, AMRO also agreed to refrain from converting its debenture into shares of Aquis common stock, and subsequently extended that term of forbearance to December 31, 2001. Under certain circumstances specified in that agreement with AMRO, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. In connection with that agreement with AMRO, Aquis is working with a financial consultant specializing in the management of distressed businesses. In May 2001, AMRO revoked its April 2, 2001 written election to waive the provisions contained in the debenture that limited its right to acquire a number of Aquis shares that might cause its beneficial ownership of Aquis common stock to exceed 9.9%. With an agreement in place with AMRO, Aquis and FINOVA executed a forbearance agreement on June 7, 2001 related to Aquis' senior loan. This agreement is based in part on business plans intended to improve its financial performance and its ability to pay its lenders. These goals are expected to be achieved through salary reductions, targeted cutbacks and normal attrition, along with consolidation of its communications networks, sales of non-core paging properties and equipment and marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of its paging industry competitors on two-way and other advanced services. These plans are discussed in further detail in Note 1. In this regard, Aquis has signed a letter of intent related to the sale of its paging operations in the Midwest and has reduced its workforce by about 37% since December 31, 2000. These initiatives, if successful, are expected to allow Aquis pay down amounts due to its general creditors, to invest in paging equipment in sufficient amounts to meet the demands of its target markets, and to resume debt service payments, on a small scale, to its lenders. However, it is not likely, without receipt of significant proceeds from the note receivable due from SunStar or without the sale of its Midwest operations, that these initiatives can be executed as currently planned. Even with collections against that note, management can offer no assurance that these plans will be successful to the degree that may be required by its creditors or to the extent necessary to ensure its ability to continue as a going concern. Aquis is discussing various alternatives with these lenders, including restructuring its debt and equity structure.

      At June 30, 2001 the balance of the Senior Loan outstanding, including accrued interest and fees, was $28,903 and is subject to interest rates amended with the June 7, 2001 Forbearance Agreement set at Citibank, N.A.'s published base rate plus 6%. At June 30, 2001, that rate approximated 12.75%. The remaining balance of long term debt outstanding consisted principally of borrowings made pursuant to the bridge loan of April 2000 and to the Installment Loan, discussed below.

      During the second quarter of 1999, the Company refinanced the capital lease obligations that were assumed as a result of the merger with Paging Partners. Terms of the new obligation (the "Installment Loan") include a principal amount of $1,300, a 60-month repayment schedule, an interest rate indexed to the yield for five year Treasury Notes, and is collateralized by the underlying equipment. As the result of its default under its senior term loan, Aquis is also in default of this debt agreement.

6.    COMMON STOCK ISSUED

      During the six months ended June 30, 2001, Aquis issued 36,000 shares of its common stock, valued at about $.016 per share in connection with consulting services related to its business planning efforts that were provided by an independent business consultant. In addition, in connection with the price adjustment requirements of the agreement under which the paging assets of Suburban Connect were purchased, 645,071 shares have been reflected as issued in the accompanying financial statements.

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

8.  SUPPLEMENTAL CASH FLOW DATA:

        The tables below provides supplemental information to the consolidated statements of cash flows:

                                                                  June 30,
                                                                  --------
                                                             2001         2000
                                                          ----------  ----------

Cash paid for interest.................................      $ 279     $ 1,511
Cash paid for taxes....................................      $   _     $     _
Note receivable accepted as partial consideration......      $   _     $     _

Business Acquisitions

      During the six months ended June 30, 2001, Aquis completed no additional business combinations. During the six months ended June 30, 2000, Aquis purchased targeted paging assets of SourceOne Wireless and Suburban Connect and expended cash as depicted below:


                                                                 June 30, 2000
                                                                 ---------------

     Fair value of assets acquired.........................      $       8,116
     Liabilities assumed...................................             (1,807)
     Exchange of common stock..............................             (1,598)
     Exchange of preferred stock...........................             (1,500)
     Transaction costs paid or accrued.....................               (575)
     Less: cash acquired ..................................               (240)
                                                                 --------------
     Net cash paid ........................................      $        2,396
                                                                 ==============

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

Organization and Basis of Presentation

      Aquis Communications Group, Inc. is a holding company, incorporated in the State of Delaware. Through our operating companies, we operate three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements, and resell cellular service. Our customers include individuals, businesses, government agencies, hospitals and resellers.

      On December 31, 1998, we began business operations with the purchase of certain paging assets, licenses and other assets and the assumption of certain liabilities of Bell Atlantic Paging, our predecessor company. On March 31, 1999, Paging Partners Corporation (incorporated in 1994), merged with our operating company, Aquis Communications, Inc. ("ACI", incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. On June 30, 1999, a wholly owned subsidiary of Aquis acquired SunStar Communications, Inc. On January 31, 2000, we completed the acquisition of selected paging assets of SourceOne, a Chicago-based radio common carrier. In May 2000 we acquired certain paging assets of Suburban Paging, a regional paging services reseller headquartered in Pennsylvania. On August 31, 2000, we sold the net assets of our Internet services operations in order to focus our resources on our paging operations. In June 2001, we signed a letter of intent related to the sale of certain paging assets and the assumption of certain liabilities of our Midwest operations. These matters are also discussed in our consolidated financial statements and the notes thereto.

      As noted above, the Bell Atlantic paging business was acquired on December 31, 1998, for approximately $29,200,000, including transaction costs. The business acquired in this transaction included Bell Atlantic Paging's sales and marketing operation and the paging network operating infrastructure owned and operated by the Bell Atlantic Operating Telephone Companies. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." This transaction was financed primarily through a $20,000,000 loan from FINOVA Capital Corporation, a $4,150,000 note retained by the seller, and cash proceeds of $5,661,000 from a sale of preferred stock. Aquis satisfied all its obligations under the note received by the seller on June 30, 1999.

      Aquis' consolidated financial statements as of and for the six months ended June 30, 2001 and for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a losses of about $7.5 million for the six months period ended June 30, 2001 and $23.7 million during the year ended December 31, 2000. Our history of losses have caused us to be in default of our agreements with our senior lender, and in January 2001 and later periods we were unable to make required quarterly principal repayments, each in the amount of $514,000, under that loan. Further, we have not made any required interest payments on this debt since January 11, 2001. We are also in default of our debt obligation due to our unsecured lender, AMRO International, S.A. A $2,000,000 note payable to AMRO International was scheduled to mature in October 2001, unless sooner converted to common stock, or demand made for payment due to Aquis' default, at AMRO's election. Aquis is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262,000. Our principal source of liquidity at June 30, 2001 included cash and cash equivalents of about $643,000. At June 30, 2001, our working capital deficit totaled more than $33 million, primarily the result of the classification of its term debt to currently payable as a consequence of its defaults. These factors raise substantial doubt about the Company's ability to continue as a going concern, and the auditors' opinion on Aquis' financial statements as of and for the year ended December 31, 2000 is qualified as the result of these conditions. Such qualification of the auditor's opinion for going concern issues is typically made when a company's history of operating losses is expected to continue and funding of those losses from outside sources is unlikely to be available. In such circumstances, a company's liabilities are unlikely to be discharged as they become due in the normal course of business.

      In October 2000, NASDAQ notified us that our securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may have caused or contributed to the reduction in trading volume and liquidity of our shares, may diminish our ability to restructure our debt or raise additional equity, and has substantially eliminated our ability to obtain funding under the Coxton agreement as it is currently written.

      We are in default of our original and amended loan agreements with FINOVA, our senior secured lender, and AMRO International, an unsecured creditor. During the second quarter of 2001, we executed forbearance agreements with both lenders that specify that no payments of interest or principal are required until December 31, 2001, that all amounts outstanding are due and payable on December 31, 2001, and further provide that demand for payment of their loans to us will not be made before December 31, 2001 unless we fail to meet conditions and covenants specified in those forbearance agreements. AMRO has also agreed to refrain from electing to convert its debenture into common stock during the same time period, subject to the same conditions. The defaults under these loan agreements also cause violations of the terms of some of our operating agreements for services provided by others to our customers. Further, Aquis does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet our anticipated debt service, working capital and capital expenditure requirements under our existing debt, equity and operating structure for the foreseeable future. We will be unable to pay the loans due to FINOVA and AMRO on December 31, 2001 with our current financial and other resources. The conditions described above indicate that Aquis may not be able to continue as a going concern. Our ability to continue as a going concern is dependent on the continued forbearance of FINOVA and AMRO from demanding immediate payment of their outstanding loans, our ability to generate sufficient cash to meet operating requirements, continuing supplies of goods and services from our key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that neither FINOVA nor AMRO agrees to further extend the maturity date of substantially all of the balances due to them beyond December 31, 2001, we would consider appropriate responses, including the filing of a request for protection under the US Bankruptcy Code.

      In connection with these forbearance agreements, Aquis has developed business plans intended to improve its financial performance and its ability to pay its lenders. We have also begun to work with a financial consultant specializing in the management of distressed businesses. Our multi-faceted business plans include staff and salary reductions through targeted cutbacks, normal attrition, and compensation adjustments. Also included are marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of our paging industry competitors on two-way and other advanced services. Technical operations improvement plans include financial savings available through strategically targeted network consolidations involving co-locating some of its low- and high-band communications equipment, and finalization of reciprocal compensation agreements currently being negotiated with some of Aquis' communications facilities providers. Also planned are sales of network equipment that becomes non-essential as the result of these consolidations, as are closure of targeted non-core remote sales offices. In addition, Aquis has signed a letter of intent and is in the advanced stages of negotiations related to the sale of its paging operations in the Midwest. This transaction is expected to be subject to certain contingencies that are beyond the Company's control, most significantly including the buyer's financing contingency, FINOVA's agreement to release the liens it holds on these assets and the FCC's approval of the transfer of the underlying communications licenses. If these initiatives can be successfully completed, it is expected that Aquis will be enabled to pay down amounts due to its general creditors, to invest in paging equipment in sufficient amounts to meet the demands of its target markets, and to resume debt service payments, on a small scale, to its lenders. However, it is not likely, without receipt of significant proceeds from the note receivable due from SunStar or without the sale of its Midwest operations, that these initiatives can be executed as currently planned. Even with collections against that note due from SunStar and with the sale of its Midwest operating assets, management can offer no assurance that these plans will be successful to the degree that may be required by our creditors or to the extent necessary to ensure our ability to continue as a going concern.

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

      Our ability to recover initial operating, selling and marketing costs and to achieve profitability is dependent on the average duration of each customer's subscription period. For as long as a subscriber continues to utilize the service, operating results benefit from the recurring fixed fee payments without the requirement of any incremental selling expenses. Conversely, customer disconnections adversely affect operating results. Each month a percentage of existing customers have their service terminated for reasons including failure to pay, dissatisfaction with service or coverage limitations, or switching to competing service providers.

      This discussion should be read in conjunction with Aquis' consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000

      Some of the following financial data is presented on a per subscriber or unit basis. Management believes that such a presentation is useful in understanding comparative results by providing a meaningful basis for comparison, given the differences in business management and in the number of subscribers of other paging companies.

Units in Service

      Units in service totaled 312,000 at June 30, 2001 and 389,000 at June 30, 2000. Including approximately 70,000 units added through the acquisitions of SourceOne and Suburban Paging, we added a total of about 120,000 units during the 6 months ended June 30, 2000. We made no bulk acquisitions of paging customers during the six months ended June 30, 2001. Our average monthly churn rates during the six months ended June 30, 2001 and 2000, were 5.2% and 2.6%, respectively. The increase in these rates are influenced by industry trends in the shrinking nationwide paging market and our own limited ability to procure paging units to replace those for our customers who have lost or damaged their paging units. Also impacting the increased churn rate was the increase in disconnections that typically accompanies acquisitions of customer bases in bulk, such as those acquired from SourceOne and Suburban in 2000.

Revenues

      Service revenues for the six months ended June 30, 2001 and 2000, were $9,804,000 and $15,534,000, respectively, a decrease of approximately $5,730,000 or about 36.9%. Service revenues for the three months ended June 30, 2001 and 2000, respectively, declined $2,853,000, or about 37.7%. The declines were attributable to three factors: the churn described above, continuing industry-wide pricing pressures, and a change in the mix of direct subscriber and reseller units. Average monthly revenue per unit during the three month periods ended June 30 was about $4.84 in 2001 and $6.12 in 2000. During the current three month period as compared to the corresponding period in 2000, the portion of our subscriber base represented by reseller units increased from about 59% to nearly 65%. Resellers purchase Aquis' services in bulk and are therefore provided rates lower than those made available to Aquis' direct subscribers. The revenue decline was also effected by the 30,000 units returned to Bell Atlantic Mobile in April 2000.

      Revenues from Internet operations were $335,000 and $201,000 during the six and three month periods ended June 30, 2000, respectively. Due to the sale of those operations in August 2000, no such revenues were booked during the current periods. We sold this business due to ongoing losses from Internet operations that reached about $665,000 for our period of ownership in 2000.

      Revenues from sales of paging equipment declined to $336,000 from $454,000 for the six months ended June 30, 2001 and 2000, respectively. For the respective three month periods sales revenues also declined, from $309,000 to $205,000. We continued to market lower-cost units at reduced sales prices in 2001 in response to competition from other paging providers and competing communications services.

Cost of Equipment Sales

      The cost of equipment sold during the six months ended June 30, 2001 and 2000, respectively, was $337,000 and $416,000. During those respective three month periods, such costs totaled $170,000 and $260,000. The previously-described move toward lower-cost pagers and sales of fewer units during the three months ended June 30, 2001 as compared to the corresponding period in 2000 combined to cause these cost reductions.

Cost of Paging Services

      Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Also included are Aquis' technical operating expenses. For the six months ended June 30, 2001 and 2000, respectively, total services costs decreased to $4,416,000 from $7,479,000. For the corresponding three month periods, such costs declined to $2,161,000 from $3,483,000. Contributing to these cost reductions were declines in units serviced by third party carriers, including a majority of the units returned to Bell Atlantic Mobile, now Verizon Wireless, in April 2000. Also contributing to the cost reductions during all periods were costs incurred to provide Internet services during 2000, which totaled $288,000 and $170,000 during the six and three month periods in 2000, respectively. We also lowered our total costs of providing paging services in 2001 by eliminating and consolidating some paging communications facilities that were considered to be outside our more profitable core paging areas, particularly those related to our Midwest operations.

      Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. During the six and three month periods ended June 30, 2001 and 2000, respectively, the costs of such paging services decreased from $3,238,000 to $1,396,000 and from $1,465,000 to $654,000. The decreases are primarily attributable to the decline of the subscriber base and a refocusing of our sales efforts on higher utilization of our own paging infrastructure through commission plan incentives.

      Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $3,020,000 and $3,953,000 during the six month periods ended June 30, 2001 and 2000 respectively. During the three month periods ended June 30, 2000 and 2001, respectively, these costs were reduced to $1,507,000 from $1,848,000. The aforementioned elimination and consolidation of communications facilities, including trunking and other communications facilities provided by third party suppliers, was the primary contributor to these cost reductions. Also contributing were lower salary costs and elimination of targeted non-core leased communications tower sites.

Sales and Marketing

      Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These year-to-date costs decreased from $1,955,000 in 2000 to $1,044,000 in 2001, or approximately 46.6%. Similar reductions on a percentage basis were effected for the three months periods ended June 30, 2001 and 2000. These cost reductions resulted from staffing cutbacks in the sales organization, from elimination of yellow page and other non-core advertising media and from rent reductions effected through the closure of certain sales offices. Reduced commissions resulting from a revised commission plan implemented late in 1999 and from fewer new units placed in service through sales channels during 2001 also lowered overall selling expenses.

 General and Administrative

      General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased to approximately $2,677,000 during the six months ended June 30, 2001 from about $3,952,000 for the corresponding period in 2000. For the three month periods ended June 30, 2001 and 2000, respectively, such costs were reduced to $1,325,000 from $1,821,000. Total costs for the six months ended June 30, 2000 included $693,000 resulting from the issuance of options pursuant an employment agreement with a former President of Aquis. No similar costs were incurred in 2001. Other cost reductions during the current year six month period were realized through elimination of outside customer call center activities and lower billing and data processing expenses, which were enabled upon completion of the integration of the SourceOne and Suburban customer bases. Also contributing to the expense reductions were lower costs of employment arising from staffing cutbacks and un-replaced attrition. Partially offsetting these savings were fees incurred with a consultant who assisted in development and negotiation of our forbearance agreements, and another consultant who assisted with development of our business plans.

Depreciation and Amortization

      Depreciation and amortization decreased to $4,112,000 for the six months ended June 30, 2001 from $5,074,000 in the prior year six month period. Amortization of intangible assets decreased significantly as a result of the asset impairment write down recorded at December 31, 2000. This write down was made as the result of our ongoing losses, our forecast for continuing losses, and our defaults under our loan agreements. Accordingly, we recognized a provision for impairment of the carrying value of our FCC licenses and State certificates in the amount of $9,500,000 at December 31, 2000. Also contributing was amortization charges associated with our Internet assets, which were sold in August 2000, and depreciation of certain excess paging infrastructure that was sold as part of our ongoing efforts to consolidate our communications networks and focus on our core paging markets.

Provision for Asset Impairment

      In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", Aquis evaluates the recoverability of the carrying value of its long-lived real and intangible assets based on related estimated undiscounted cash flows. As a result of our need to raise cash and our business plans formulated in connection with the forbearance agreements with our senior and junior lenders, we determined to sell the operating assets of our Midwest paging operations. The marketing of those operations to interested and qualified potential buyers produced offers to purchase those assets, and a letter of intent to purchase those assets was executed in June 2001. The terms of that agreement specified a purchase price of $1,100,000 and the assumption of specified obligations to provide future paging services to specific subscribers. The transaction is subject to FCC approval, the buyer's financing and other contingencies. Accordingly, the assets of our Midwest operations were written down to their estimated net realizable value of $885,000, net of estimated transaction costs. Accordingly, in connection with these negotiations, Aquis has written down the related net assets by $2,576,000 during its second fiscal quarter.

Interest Expense

      Net interest expense totaled $1,949,000 and $1,725,000 for the six months ended June 30, 2001 and 2000, respectively. For the respective three month periods, net interest expense totaled $983,000 and $919,000. Gross interest expenses increased as the result of the costs of funds borrowed to complete the SourceOne purchase on January 31, 2000 and due to higher interest rates on our floating rate loans attributable to higher rates resulting from our defaults. Also, $500,000 was accrued as the result of the inability to meet specified debt leverage and coverage ratios required in our agreements with FINOVA. Those increased costs were partially offset by additional financial income derived from the imposition during mid-2000 of late fees and interest assessments on non-current billings due from our subscribers.

Income Taxes

      No provision for income taxes is reflected in any period as a result of the Company's net losses in all periods presented.

Liquidity and Capital Resources

      Aquis' business plan and financial requirements call for capital to be available to service our debt, to purchase paging equipment for new and existing subscribers, and to operate, maintain and optimize the use of our communications networks. However, at June 30, 2001, we had a working capital deficit totaling more than $33 million, resulting primarily from the reclassification of our term debt to currently payable status, and our principle source of liquidity was $643,000 of cash and cash equivalents. We have experienced operating losses since our inception, although we have steadily been producing EBITDA since then. Our audit opinion as of and for the year ended December 31, 2000 included a going concern qualification that is indicative of an inability to meet obligations as they become due during the ensuing 12 months. We are not in compliance with debt covenants or debt service requirements related to our senior secured debt or our unsecured debt at June 30, 2001, and our lenders have not waived our defaults. We are currently operating under limited-duration forbearance agreements with both lenders, but if our lenders made demand for repayment of all amounts due to them, we would be unable to meet that demand with existing resources. Our forbearance agreements with these two lenders expire on December 31, 2001, or on the date of any further default if sooner, at which time either lender may demand payment in full of all amounts due. Alternatively, AMRO may elect to convert its debenture into common stock, which at current market values could result in a change in control of Aquis. We are required to redeem all of the outstanding 7.5% Redeemable Preferred Stock by January 31, 2002; at June 30, 2001, the balance required for such redemption was approximately $1,659,000. Our resources are insufficient at this time to enable us to meet our obligation to make this redemption. If we are unable to redeem this preferred stock in January 2002, two seats on our Board of Directors may be appointed by the holders of these shares. Our common stock was de-listed from the NASDAQ SmallCap Market in October 2000, at which time our stock began to trade on the OTC Bulletin Board. This de-listing technically and functionally terminated our equity line of credit provided under a Common Stock Purchase Agreement with Coxton Limited, eliminating this as a potential source of capital. These factors have prevented us from obtaining any additional significant funding that would enable us to meet our debt service requirements, to acquire sufficient pagers to fully meet demand for either new business or retention of existing subscribers who require replacement units from time to time, or to invest in marketing initiatives for paging or other communications services.

      In response to these conditions, Aquis is discussing debt restructuring alternatives with its lenders, but no assurance can be given that these efforts will be successful to the extent required in order to obtain a waiver of its defaults under any existing, or future revised, debt or forbearance agreements. In order to conserve cash and devote that resource to support our existing and potential customer base, we have agreed with our lenders that no further debt service payments will be made until the forbearance agreements expire. We have developed business plans that are expected to allow us to service our debt on a small scale and to increase the value of our business. Our forbearance agreements with FINOVA and AMRO, our senior secured and our junior unsecured lenders, respectively, are based on this business plan. Accordingly, FINOVA and AMRO have both agreed not to demand immediate payment of outstanding amounts due and have postponed our requirement to make any interim debt service payments, and AMRO has agreed to refrain from converting its debenture into shares of Aquis common stock. The term of those forbearance agreements expire on December 31, 2001, or if sooner, at the time that an event of default exists under the terms of either such agreement. Events of default under the AMRO forbearance agreement include the enforcement of any other party's rights against Aquis in the event of default under another material contract and Aquis' failure to continue to work and cooperate with its recently-contracted financial and business restructuring consultant. Events of default under the FINOVA forbearance agreement include, but are not limited to,
(1) failure to maintain a cash balance of $300,000 or more, (2) failure to realize minimum monthly operating revenue of $1.615 million through September 30, 2001 and $1.71 million thereafter, (3) failure to raise at least $750,000 of funding from sources other than operations before September 30, 2001, and (4) the payment of any value to stockholders in the form of dividends, stock redemptions or any other distributions. In connection with its forbearance agreement, FINOVA has re-established the applicable interest rate at the base rate plus 6%, and in the event of default, a default rate of the base rate plus 8% would apply. We are currently discussing with our senior lender the possible impact on their ongoing forbearance, if any, of our extension to December 31, 2001 of the note receivable due from SunStar, which involved related party approvals.

      Our business plans upon which the forbearance agreements were based include staff and salary reductions through targeted cutbacks, normal attrition, and compensation adjustments. Also included are marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of its paging industry competitors on two-way and other advanced services. Technical operations improvement plans include financial savings available through strategically targeted network consolidations involving co-locating some of its low- and high-band communications equipment, and finalization of reciprocal compensation agreements currently being negotiated with some of Aquis' communications facilities providers. With these consolidations, sales of network equipment that becomes non-essential are also planned, as are closure of targeted non-core remote sales offices. Another milestone contained in this plan is the sale of Aquis' Midwest operations, and management executed a letter of intent for such sale on June 7, 2001, specifying a cash purchase price of $1.1 million and the assumption of certain limited liabilities. This transaction is subject to certain contingencies that are beyond our control, including FCC approval, buyer financing and FINOVA's willingness to release its existing liens on the underlying assets. Finally, collection of the proceeds of the note due to Aquis for the sale of its Internet assets may also be a key element of the plan. The maturity date for payment of this note has been extended from December 31, 2000 to March 31, 2001 and most recently extended again to December 31, 2001, and provides for full satisfaction of this note at graduated discounted payment amounts through December 31 at which date the undiscounted amount is due. Although Aquis has earmarked a significant portion of the proceeds from the sale of its Midwest assets and its note receivable for payments to our creditors, there can be no assurance that the expected proceeds will be collected within timeframes acceptable to Aquis' creditors. These initiatives, if successful, are expected to allow Aquis to pay down amounts due to its general creditors, to invest in paging equipment in sufficient amounts to meet the demands of its target markets, and to resume debt service payments, on a small scale, to its lenders. However, it is not likely, without receipt of significant proceeds from the note receivable due from SunStar or the sale of the Midwest assets, that these initiatives can be executed as currently planned. Even with those proceeds, management can offer no assurance that these plans will be successful to the degree that may be required by its creditors or to the extent necessary to ensure its ability to continue as a going concern. We believe that our business plan as a niche one-way paging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on the factors noted above which are largely beyond our unilateral control.

      Our debt service requirements for the foreseeable future are significant. Substantially all of our term debt totaling about $28.3 million, including $27,250,000 due to FINOVA under our senior loan agreement, exclusive of accrued interest of almost $1.7 million, is classified as currently payable as a result of the defaults under our loan agreements. That reclassification includes the $17.6 million balloon payment due to FINOVA, originally scheduled for payment on December 31, 2003, and the other principal installments due quarterly until that date. Under our existing forbearance agreement, we are required to pay FINOVA all outstanding principal, accrued interest and any fees that may be due on December 31, 2001. Similarly, our forbearance agreement with AMRO requires that we be prepared to pay AMRO in full on that date, unless AMRO elects to convert its debt into Aquis common stock. Interest costs associated with our senior debt and our bridge loan alone reached almost $3,200,000 during the year ended December 31, 2000 and such costs are expected to exceed that total in 2001. We are also obligated to pay aggregate future minimum rental commitments under non-cancelable leases in an amount of about $7 million through 2005. We must redeem all of the outstanding 7.5% Redeemable Preferred Stock on January 31, 2002 at 100% of its stated value plus accrued cumulative unpaid dividends; those totaled $1,659,000 at June 30, 2001. Cash provided by operations during 2001 is not expected to be sufficient to satisfy these requirements as we are currently structured.

      Our auditors' opinion on our financial statements as of and for the year ended December 31, 2000 is qualified and states that there is substantial doubt about our ability to continue as a going concern. This qualified opinion results from our defaults under our loan agreements with FINOVA and AMRO, our history of operating losses and our illiquid financial condition. These defaults result in violations of the terms of several of our other operating agreements. If either of our lenders elected to demand repayment of their loans, we would be unable to meet those requirements with the financial resources currently available to us. Accordingly, we would then consider appropriate responses, including the filing of a voluntary petition for protection under the U.S. Bankruptcy Code.

      Aquis' operations provided about $474,000 of net cash during the six months ended June 30, 2001, while operating activities used net cash of $901,000 for the same period of 2000. This was largely the result of the need in 2000 to fund the growth of accounts receivable in connection with the purchases of the paging businesses of SourceOne Wireless and Suburban paging. Cash generated by operations during both periods was used to fund pager purchases of $456,000 in 2001 and $693,000 in 2000.

      During the six months ended June 30, 2001, the proceeds realized from the sale of non-core assets was used to fund communications and paging systems capital needs, resulting in a net use of cash of $12,000. No business combinations were effected in 2001. During the six month period of the prior year, we used net cash of $2,396,000 in connection with the acquisition of assets from SourceOne. An additional $906,000 of expenditures were made for the purchase of network, data processing and paging equipment.

      During the six months ended June 30, 2001, cash totaling $197,000 was used for financing activities, primarily to pay down certain installment debt and notes. During the year-earlier period, $2,813,000 of net cash was provided by financing activities. We borrowed $2,450,000 to complete the SourceOne transaction and $2,000,000 was borrowed from AMRO that was used primarily to pay down the FINVOA senior debt by $1,250,000.

      We do not expect that our current cash and equivalents and the cash we expect to generate from operations will be sufficient to meet our debt service, working capital or capital expenditure requirements under our existing debt and forbearance agreements or our current capital and operating structure. The conditions described above indicate that Aquis may not be able to continue as a going concern. Our ability to continue as a going concern and successfully execute our one-way paging business plan is dependent on the continued forbearance of our lenders from demanding immediate payment of their outstanding loans, our continuing ability to generate sufficient cash from operations to meet operating costs and obligations in a timely manner, continuing supplies of goods and services from our key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. Our ability to succeed in our efforts will also be largely dependent upon the ability of the buyers to pay off the remaining balance of the note receivable that is due to us for the sale of our Internet assets to them in August 2000, and our pending sale for cash of the assets of our Midwest paging operations. Even if both these transactions are successfully completed, in the event that demand is made for payment of our outstanding debt our resources will be insufficient to fully meet such a demand, and we would consider appropriate responses, including the filing a request for protection under the U.S. Bankruptcy Code. Accordingly, we are continuing discussions with our lenders for the purpose of improving our existing debt and equity structure. However, no assurance can be provided that our efforts to execute the transactions that may be required in order to affect our plans can be successfully completed.

Seasonality

      Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

      As of June 30, 2001, substantially all of our debt carried floating interest rates. At June 30, 2001, we had approximately $32,088,000 of floating-rate debt outstanding, including fees and interest due to FINOVA that have been added to principal as required under the Forbearance Agreement with them. As of December 31, 2000, total floating-rate debt was $27,668,000. An interest rate increase or decrease of 2% on this floating rate debt would result in a change in annual interest expenses of about $642,000, or about $0.035 per share. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2001, Aquis had no other significant material exposure to market risk.

Part II Other Information

Item 1  Legal Proceedings.

The Company is a party to legal proceedings that were reported in its Annual Report on Form 10-K for the year ended December 31, 2000. There were no other significant developments related to legal proceedings involving the Company at August 10, 2001.

Item 2  Changes in Securities and Use of Proceeds.

In February 2001, Aquis issued 36,000 shares of its common stock to Michael Branson in exchange for consulting services rendered to Aquis in connection with development of its business plans and ongoing business development strategies. Similarly, in May 2001 as provided under the terms of the asset purchase agreement with Suburban Connect, 645,071 shares of Aquis common stock were determined to be issued to Suburban Connect LP. This issuance was required as a result of a purchase price adjustment related to the change in the market price of Aquis common stock from the time of closing to a date about a year later. The forgoing shares were offered without registration under the Securities Act of 1933 under the exemption provided by Section 4(2) of the Securities Act on the basis that no public offering was involved. In addition, no brokerage commissions were incurred as the result of either issuance.

Item 3  Defaults Upon Senior Securities.

Aquis is in default of the provisions of its Amended and Restated Loan Agreement with FINOVA Capital Corporation dated as of January 31, 2000 as amended by a First Amendment to Loan Instruments dated as of April 10, 2000 and as further amended by a Second Amendment to Loan Instruments dated as of September 27, 2000. Principal payments of approximately $514,000 each were due quarterly in 2001, and interest payments were due monthly and were not paid. Aquis has also not met two financial covenants related to debt service coverage and debt leverage ratios. Aquis is indebted to FINOVA under its senior loan agreement and an installment obligation in amounts approximating $27,249,000 and $919,000, respectively. Related unpaid interest due under these obligations totaled approximately $1,654,000. Under the terms of a Forbearance Agreement dated June 7, 2001, FINOVA has agreed not to require payment of these debts until December 31, 2001 unless a further event of default occurs.

Aquis is also in default of a Loan Agreement dated as of March 31, 2000 with AMRO International, S.A. as a result of its failure to make interest payments when due. The balance outstanding under the debt to AMRO at June 30, 2001 was approximately $2,267,000 including accrued interest of about $267,000. Principal and accrued but unpaid interest was payable to AMRO in October 2001 unless demand for payment is accelerated or conversion into Aquis' common stock is sooner elected by AMRO. Under the terms of a Forbearance Agreement dated April 13, 2001 that was subsequently amended, the debt due to AMRO will not be called due or converted into Aquis common stock until December 31, 2001 unless a further event of default occurs.

Item 4  Submission of Matters to a Vote of Security Holders.  None

Item 5  Other Information.

The Company has postponed its annual meeting, originally expected to be held in July, 2001. Although Aquis does anticipate that meeting to be held during the current year, an alternate date has not yet been scheduled.

Item 6  Exhibits and Reports on Form 8-K.

        (a) Exhibits

Exhibit No.:

10.53 Forbearance Agreement and Third Amendment to Loan Instruments Dated as of June 7, 2001 between Aquis Wireless Communications, Inc. and Finova Capital Corporation (1)
10.54 Second Note Modification Agreement entered into on June 29, 2001 by and between Cuna Network Services, LLC (formerly SunStar IP Communcations, LLC) and Aquis IP Communications, Inc.

(1)     Filed herewith

        (b) Reports on Form 8-K

        No reports on Form 8-K were required to be filed by Aquis during the current quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

           Name                       Title                         Date
           ----                       -----                         ----

-------------------------
     John B. Frieling    Chief Executive Officer and Director   August 10, 2001

-------------------------
     D. Brian Plunkett   Chief Financial Officer                August 10, 2001

                                  Exhibit Index


Exhibit Number
--------------
(Referenced to                                                  Page Number in
 Item 601 of                                                    Rule 0-3(b)
Regulation S-K)                    Description                  Sequential
                                  -------------                 Numbering System
                                                                Where Exhibit
                                                                can be Found



10.53 Forbearance Agreement and Third Amendment to Loan Instruments Dated as of June 7, 2001 between Aquis Wireless Communications, Inc. and Finova Capital Corporation (1)

10.54 Second Note Modification Agreement entered into on June 29, 2001 by and between Cuna Network Services, LLC (formerly SunStar IP Communcations,
        LLC) and Aquis IP Communications, Inc.