Form 10-K/A
period 2000-12-31
AQUIS COMMUNICATIONS GROUP INC
filed 2001-11-02
CIK 920854

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          AMENDMENT No. 1 to FORM 10-K


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

         Common Stock, $0.01 par value                   None

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


         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "expect," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and

-------------------------------------------------------------------------------
financial condition to differ materially. Such factors include, among others, the risk factors described under Item 1 in this Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


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

         On June 15, 1999, a wholly-owned subsidiary of Aquis entered into a Stock Purchase Agreement with SunStar Communications, Inc., an Arizona corporation, and SunStar One, LLC, an Arizona limited liability company. SunStar sells secure Internet services over an intelligent private network, provides dial-up Internet access services to corporate and individual subscribers and provides enhanced security standards for user authentication. Pursuant to the agreement, SunStar became a wholly-owned subsidiary of Aquis and changed its name to "Aquis IP Communications, Inc." Total consideration paid was $275,000 cash and 1,150,000 shares of Aquis' common stock. On August 31, 2000, Aquis sold substantially all of the assets of Aquis IP to an investment group headed by Aquis IP's former president and a current director of Aquis for approximately $2,970,000 in cash, a note and assumption of indebtedness.

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

         On May 22, 2000, Aquis acquired certain assets from Suburban Connect, L.P. ("Suburban"), a regional paging services reseller headquartered in West Chester, Pennsylvania. In connection with that acquisition, Aquis issued to Suburban 319,518 shares of its common stock. The related agreement provides for an additional payment to Suburban in the event that the average closing price of

Aquis' common stock for the ten trading days prior to April 16, 2001 does not exceed $5.00. That payment is to be made through the issuance of additional shares of Aquis' common stock, currently in process. The adjustment will result in the issuance of approximately 645,000 additional shares of our common stock.

         On August 31, 2000, Aquis sold substantially all of the Internet business assets of its subsidiary Aquis IP Communications, Inc. to an investor group headed by John Hobko, the former president of Aquis IP, and John B. Frieling, a current director of Aquis. The buyers paid to Aquis and directly to a creditor of Aquis on Aquis' behalf, aggregate cash proceeds of $987,000, and also issued to Aquis a secured note in the amount of approximately $1,329,000. That note was due on October 31, 2000, has been extended to March 31, 2001, and negotiations for an additional extension to December 31, 2001 are continuing.

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

         Aquis' consolidated financial statements as of and for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in those accompanying financial statements, Aquis incurred losses of about $23,841,000 and $10,879,00 during the years ended December 31, 2000 and 1999, respectively. Aquis' deteriorating financial results have caused defaults under its agreements with FINOVA, its senior secured lender, and AMRO International, an unsecured creditor. In January 2001 Aquis failed to make a required principal repayment of $514,000 under the loan with its senior lender. Further, Aquis has not made any required interest payments on this debt since January 11, 2001. Aquis is required to pay that lender $2,056,000 of loan principal during the year ended December 31, 2001. We are negotiating with FINOVA to obtain a forbearance agreement which, under certain circumstances, provides that it will seek no further principal or interest payments until a specified suitable date, at which date all amounts outstanding will become due and payable. A $2,000,000 note payable to AMRO International matures in October 2001, unless it is sooner converted to common stock at AMRO's election. In April 2001, AMRO executed a temporary forbearance agreement which provides, under certain circumstances, that it will not convert its debenture into Aquis common stock or make demand for payment of our debt to them until the fall of 2001. Aquis' 7.5% Redeemable Preferred Stock is to be redeemed on January 31, 2002 in the preference amount of $1,500,000 plus accrued interest. Aquis is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262,000. The Company's principal source of liquidity at December 31, 2000 included cash and cash equivalents of about $378,000. At December 31, 2000, Aquis reported a working capital deficit of $32,167,000, primarily as the result of the reclassification of the remaining portion of its outstanding debt to currently payable as a result of its default under the related loan agreement.

         In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may reduce trading volume and liquidity, may diminish Aquis' ability to restructure its debt or raise additional equity, and has technically and functionally caused the termination of any right or ability of Aquis to obtain funding under its agreement with Coxton as it is currently written.

         Aquis does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its anticipated debt service, working capital and capital expenditure requirements under its existing capital and operating structure. The conditions described above indicate that Aquis may not be able to continue as a going concern. Aquis' ability to continue as a going concern is dependent on the continued forebearance of its lenders from demanding immediate payment of their outstanding loans, its ability to generate sufficient cash to meet operating requirements and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand. Aquis would consider appropriate responses, including the filing of a request for protection under the US Bankruptcy Code.

General

         We are a leading provider of paging and other wireless messaging services through our local and regional wireless networks. We offer messaging services in a nine-state regional network that provides coverage into New York, New Jersey, Connecticut, Pennsylvania, Maryland, Virginia, Delaware, Rhode Island, Massachusettes and Washington, D.C. utilizing its 900mhz and 150mhz systems. A second 900mhz regional network provides coverage in Illinois, Indiana, Michigan, Wisconsin, Minnesota, and Missouri. We also provide service to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas through interconnect agreements with nationwide wireless messaging providers including Skytel, a division of MCI Worldwide, Metrocall, and Verizon Wireless Messaging Service (formerly AirTouch). Since beginning operations in 1991 under the Paging Partners name, Aquis' subscriber base has increased to approximately 342,000 units in service as of December 31, 2000. Aquis has achieved this through a combination of internal growth and a program of mergers and acquisitions.
According to the June 18, 2001 issue of RCR Wireless News, Aquis was the eighth largest messaging company in the United States based on the number of subscribers. Due to mergers, acquisitions and other developments in the paging industry, our relative position in our industry may have changed since that time, but based on our current evaluation of the paging marktplace we believe we continue to be among the top ten providers in the U.S. As of February 1, 2001, Aquis employed 88 non-unionized full and part-time people, and believes that employee relations are good.

         We have traditionally operated technologically advanced paging systems that provide one-way wireless messaging services. Aquis also envisions itself as taking part in the convergence of Internet and wireless data services. To that end, Aquis has executed interconnect agreements with significant nationwide advanced messaging providers, including Skytel and Metrocall. This agreement allows Aquis to pass advanced wireless messaging traffic from its existing technical and engineering infrastructure to the nationwide advanced wireless messaging company's transmission facilities on both a regional and nationwide basis. We believe this agreement is important because it allows for a seamless "switched" environment in which Aquis can market advanced wireless messaging services to its existing subscriber base as well as take part in the potential high growth of new applications which will require advanced wireless messaging capabilities.

         We believe that the paging and wireless messaging industry is likely to undergo additional consolidation and our strategy is to participate in the consolidation process. Future consolidations would be evaluated on several key operating and financial elements including geographic presence, potential increase in both free and operating cash flow, potential operational synergies and availability of financing. Any transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Aquis, and Aquis' deteriorating financial condition is expected to impose additional limitations on these efforts.

         Aquis derives a majority of its revenues from fixed, periodic (primarily monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless messaging services. While a subscriber continues to use its services, operating results benefit from this recurring revenue with minimal requirements for incremental selling expenses or fixed costs.

Marketing

         We have grown internally by broadening our distribution network and expanding our target market to capitalize on the growing appeal of messaging and other wireless products and services. Over the past several years, we have emphasized a distribution channel that is characterized by lower average revenue per unit (average revenue per unit), such as resellers, and correspondingly lower operating costs. To offset declines in average revenue per unit and to capitalize on the growth of paging and other wireless advanced messaging services, Aquis has expanded its channels of distribution through acquisition, strategic partnerships and alliances, and internal initiatives. While Aquis has expanded its distribution strategy beyond the reseller model it still views the reseller distribution channel as an additional revenue opportunity and a lower-cost avenue for growth.

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

Sources of Equipment

         We do not manufacture any of the equipment used in our operations, all of which is available from a variety of sources. Due to the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment, Aquis has been able to design its paging networks so as not to be dependent upon any single source for such equipment. Aquis periodically evaluates its purchasing arrangements for pagers to be sure that the equipment it is offering is current and is available at appropriate prices.

         We currently purchase our pagers from foreign manufacturers as well as Motorola dealers. Our transmitters, terminals and other paging network equipment is purchased primarily from Motorola and Glenayre, two of the most technologically advanced leaders in the paging infrastructure industry. Our paging networks are primarily satellite controlled and employ land lines in a back-up role. Aquis' terminal equipment has a modular design, which will allow significant future expansion by adding or replacing modules rather than replacing the entire system. Aquis believes that its investment in technologically advanced transmission equipment reduces its cost of maintenance and system expansion over the long term and that its paging system equipment is among the most technologically sophisticated in the paging industry.

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




Risk Factors


Business and Financial Risks

1. We are in default of the terms of our loan agreements and do not havesufficient financial resources to cure those defaults.

We did not pay the $514,000 principal installment due to our senior lender, FINOVA, in January, 2001, and thereafter, andinterest payments have been suspended since the interest payment covering the month of December 2000 was paid in January 2001. Although FINOVA has not made a demand for payment of the full balance outstanding, its right to do so has not been waived. We are also in default of the terms of a debenture issued to AMRO International, and these defaults result in violations of the terms of many of our other operating agreements. As a result, among other remedies our lenders could demand payment in full of all amounts due to them and our existing resources are insufficient to meet such a demand. Further, several of our operating agreements could be terminated by our service providers as a result of the aforementioned defaults and our ability to service our customers could thereby be impaired.

         We are negotiating with FINOVA to obtain a forbearance agreement under which FINOVA agrees not to make demand for payment as is its right due to our default under terms of our loan agreement with them. Although this agreement will not constitute a waiver of FINOVA's rights, it contemplates an extended maturity date for all amounts due, subject to specified covenants, which, if not met, could result in demand for immediate payment.

         AMRO has executed a forbearance agreement under which it has agreed not to demand immediate payment of all outstanding amounts due or to convert its debenture into shares of Aquis common stock. The initial term of that forbearance was for a maximum period of 180 days from the April 18, 2001 date of that agreement. However, under certain circumstances specified in that agreement, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. We are also negotiating with our lenders in an attempt to restructure our debt and equity structure, but there isno assurance that these negotiationswill be successful. In the event that we are unsuccessful, we will consider appropriate responses, including a voluntary petition for protection under the U.S. Bankruptcy Code. Our ability to continue to operateis dependent on meeting short term financing requirements and long term profitability.

2. One of our creditors may effect a change in control of Aquis.

         Under the terms of the $2,000,000 11% convertible debenture held by AMRO International, S.A., AMRO may elect to convert the principal amount and related accrued interest, or any portion thereof, into Aquis common stock at a conversion price that is 90% of the market price as defined in that agreement. On April 2, 2001, AMRO provided written notice that it waived the provisions contained in the debenture that limited its right to acquire a number of Aquis shares that might cause its beneficial ownership of Aquis common stock to exceed 9.9%. AMRO has also executed a forbearance agreement under which it has agreed not to demand immediate payment of all outstainding amounts due or to convert its debenture into shares of Aquis common stock. The term of that forbearance was for a maximum period of 180 days from the April 18, 2001 date of that agreement. However, under certain circumstances specified in that agreement, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. To the extent that AMRO exercises its right to convert its debenture into common stock, a change in control of Aquis may be affected. However, as referenced in earlier filings, the Communications Act of 1934, as amended, contains restrictions on foreign ownership in FCC licensed commercial mobile radio service entities. Those restrictions were liberalized by the World Trade Organization Agreement on Basic Telecommunications Service, effective February 5, 1998. As a result of these liberalized ownership limitations in entities holding FCC licenses, AMRO may be able to control a larger percentage of our common stock without jeopardizing the licenses issued to us by the FCC.

3. We have a history of operating losses, we expect that trend to continue.

         We expect to report operating losses for the next several years. We purchased the paging operations of Bell Atlantic (now known as Verizon Communications) in December 1998. Paging Partners Corporation also merged with Aquis Communications, Inc. at the end of March 1999 to form Aquis Communications Group, Inc. We then purchased the paging assets of SourceOne Wireless, Inc. in January 2000 and those of Suburban Connect, L.P. ("Suburban Paging") in May 2000. A significant effect of the purchase accounting for these transactions was to record a substantial amount of intangible assets, which will result in substantial amortization charges to our consolidated income over the next ten years. As a result, we expect to incur operating losses for the next several years.

         Based on our current operating structure and loan agreement requirements, we currently anticipate that cash resources and cash generated from operations will be insufficient to meet our requirements for debt service, even assuming that our lenders do not demand immediate payment of amounts due to them. This will require us to raise additional capital to fund operating activities and for expansion, to develop new and to enhance existing services to respond to competitive pressures, and to acquire complementary businesses or technologies. Therefore, we will need additional capital in the future. Additional financing may not be available as a result of our operating losses and defaults under our existing loan agreements. Further, our financial statements and the related audit opinion contain going concern qualifications due to our history of losses and working capital deficits. Our ability to continue operating is dependent on meeting short term financing requirements and long term profitability.

4. Our ability to raise capital is limited by expected and historical losses, our agreements with lenders, our equity line of credit and our defaults under our loan agreements. Without additional capital, we may not be able to service our debt, maintain or grow our customer base, or maintain working capital at sufficient levels.

         Our history of losses and our ongoing expectations for continued losses impairs our ability to secure additional debt or equity funding. Our asset base already serves as collateral for our existing outstanding debt. Our placement agreement with Ladenburg Thalmann & Co., Inc. restricts us from raising investment capital during the term of a Common Stock Purchase Agreement we entered with Coxton, Limited in April 2000 except through the Coxton Common Stock Purchase Agreement. At the current time, it is not feasible to issue common stock under that agreement due to holding restrictions that limit Coxton's ownership to no more than 9.9% of our stock at any time and is further limited by the delisting of our shares from the NASDAQ SmallCap Market in October 2000. If we need capital but are unable to draw down under the Common Stock Purchase Agreement for the aforementioned or any other reasons, we will need to separately negotiate with Ladenburg Thalmann and Coxton to lift thoserestrictions so we can obtain the capital from other sources. Our common stock purchase agreement with Coxton also limits our ability to sell our securities for cash at a discount to the market price for 24 months from the effective date of a registration statement related to the shares of common stock that may be issued to Coxton.

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

5. Existing indebtedness and related debt service requirements could adversely affect Aquis' business operations.

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

         o A substantial portion of our cash flow will be required to pay interest expenses; although we are not currently meeting debt service requirements, the terms of our existing or forbearance agreement with AMRO and that being negotiated with FINOVA are expected to require such payments to be made on a cumulative basis during the latter part of 2001; this will reduce or fully consume the funds which would otherwise be available to us for operations and future business opportunities.

         o Our credit agreement with our lender contains financial and restrictive covenants; our failure to comply with these covenants has resulted in defaults which, if not cured or waived, could result in a demand for immediate payment of amounts due to either, or both, our senior and junior lenders. Resources currently avaialble to us will be insufficient to meet such a demand.

         o We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage.

         o Our high degree of debt will make us more vulnerable to a downturn in our business or the economy generally.

6. Our debt agreements impose operating and financial limitations that, if not met, could result in a demand for immediate repayment of outstanding debt that the Company would presently be unable to satisfy.

Our loan agreements and related forbearance agreements limit or restrict, among other things, our ability to:

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

         Our ability to comply with covenants contained in our loan or forbearance agreements may be affected by events beyond our control, including prevailing economic, market and financial conditions. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest. We do not have sufficient liquid resources at present to enable repayment to be made to satisfy such a demand. Further, we are not able to provide any assurance that if the debt holders were to make such a demand, we would be able to secure, pay or refinance this debt on sufficiently favorableterms. If our senior secured lender accelerated the repayment of such indebtedness, there can be no assurance that our assets would be sufficient to repay them in full. If we were unable to repay any such amounts, our senior secured lender could proceed against the collateral securing our indebtedness. Further, although FINOVA has modified portions of our debt covenants in the past, , we can provide no assurance that such modifications will be made in the future.

         Finally, our forbearance agreements with FINOVA and AMRO will, or are expected to, require us to pay all amounts due to them during the latter part of 2001. Our existing asset base will not allow us to make such payments and we cannot provide any assurance that we will be able to obtain modifications to our loan agreements that will enable us to continue as a going concern.

7. Most of Aquis' assets are intangible assets. The value of such assets is determined by factors beyond our control. Aquis would be unable to satisfy its outstanding debt if demand for payment was made and liquidation of this collateral was required.

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

8. Technological advancements could bring added competition to our service line.

         Future advancements in wireless communications services such as cellular and PCS could create new or lower cost services that would compete with our existing service offerings. Additional competition could result in reductions in Aquis' subscriber base, declining revenues and smaller operating margins. Narrowband PCS, providing advanced messaging capabilities, and broadband PCS, providing wireless phone service along with paging capabilities, could both affect our subscriber base as service becomes more prevalent and prices fall. We cannot provide any assurance that Aquis will be able to introduce new and competitive services in a timely fashion, if at all, nor can we represent that our margins, inventory costs or cash flows will be unaffected by these developments.


9. Industry competitors and ongoing consolidation could impair our ability to maintain our subscriber base, resulting in lower earnings.

         The telecommunications industry is extremely competitive. Some of our competitors, which include local, regional and national paging companies, possess greater financial, technical and other resources than we do and may therefore be better able to complete strategic business acquisitions or to compete for subscribers in the one-way paging marketplace. Moreover, some of our competitors offer broader network coverage than that provided by our systems and some follow a low-price discounting strategy to expand their market shares.

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

         o        operating efficiencies due to scale; and

         o        better access to executive personnel.

         One of the most notable recent business combinations was that of Arch Communications and Pagenet, giving the combined entity about 11 million units in service and a very broad and pervasive paging network. This consolidation trend may further intensify competition in our industry. We cannot assure investors that we will be able to overcome each of the challenges resulting from developments in our industry.

10. We may not be able to identify, finance or integrate suitable businesses to acquire. This would impair our ability to execute our business plan for growth and remain competitive.

         A key element of our longer term business strategy is to diversify our business and product lines through acquisitions of companies with businesses that will complement and enhance our own. A variety of wireless one-way and two-way communication technologies, including cellular telephone service, personal communications services, enhanced specialized mobile radio, low-speed data networks, mobile satellite services and advanced two-way paging services, are currently in use or under development. Although those technologies are generally higher-priced than one-way paging service or not yet commercially available, technological improvements are creating increased capacity and demand for wireless two-way communication. Accordingly, our business strategy contemplates targeted acquisitions of complementary communications businesses. However, we cannot assure investors that we will be able to successfully diversify our business or incorporate new technologies so as to keep our product and service offerings competitive. Because we do not have extensive cash resources or an acquisitions line of credit available to us, it may be difficult for us to respond to changes in technology because we cannot pay for or finance the purchase of new equipment or services. If we do not make acquisitions on economically acceptable terms and integrate acquired businesses successfully, our future growth and financial performance will be limited. In addition, the process of integrating acquired businesses may involve unforeseen difficulties and/or require a disproportionate amount of our time, attention and resources from time to time. We may not achieve some of the expected benefits of acquisitions that we may execute if the existing operations of such companies are not successfully integrated with our own in a timely manner. Even if integrated in a timely manner, there can be no assurance that our operating performance after acquisitions will be successful or will fulfill management's objectives.

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

11. Government regulation may make our operations more difficult and costly.

         Our business is dependent on FCC licenses that may not be renewed, resulting in a significant reduction in our business. Our FCC licenses have varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. Renewals are typically granted by the FCC upon a demostration of compliance with FCC regulations and of adequate service to the public. Although we are unaware of any circumstances which would prevent the grant of any pending or future renewal applications, we cannot assure investors that any of our renewal applications will be free of challenge. There may be competition for the radio spectrum associated with our FCC licenses at the time they expire, which could increase the chances of third party interventions in the renewal proceedings. We cannot assure investors that our applications for renewal of our FCC licenses will be granted. Future changes in regulatory environment may adversely affect our business, making it harder or more expensive to run our business. The wireless communications industry is subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations which could potentially adversely affect us are proposed by federal and state legislators.
We cannot assure investors that federal or state legislation or regulations will not be adopted that would adversely affect our business by making it harder or more expensive to conduct our operations.

12. We may not be able to attract or retain key personnel, which could impair our ability to compete within our industry.

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

Risks Related to Our Common Stock

13. We have anti-takeover defenses that could prevent, deter or delay any change in control of Aquis and impair the price of our common stock.

Delaware corporation law, Aquis' certificate of incorporation and its bylaws could prevent, deter or delay a change in control of the Company and adversely affect the price of our common stock. These defenses include:

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

14. Aquis common stock is volatile and presents financial risk to the investor.

         The price at which our stock trades has been volatile since our inception and is expected to continue to experience significant fluctuations. The value of our common stock will likely be affected by numerous factors. These may include the effects of our own financial performance in relation to that of our competitors as well as that of other investment opportunities. They may also include other factors that are beyond our control, such as communications industry stock performance in general, technological advancements related to competing produces and services, and the financial results and trading prices of shares of other publicly traded companies in our industry. Volatility is expected to increase an investor's financial risk and loss of investment capital may result.

         Increased volatility and decreased liquidity may result from the marketplace in which our shares trade. Stocks that trade on the Over the Counter Bulletin Board, such as ours, may experience lower trading volume than if traded on the NASDAQ SmallCap Market or one of the more well-known stock exchanges. Lower trading volume may create a supply/demand imbalance, making more difficult the effort to find willing buyers at favorable prices at a time when an investor might wish to sell his shares. Further, to the extent that our shares do experience lower trading volumes and decreased trading liquidity, our ability to raise additional capital through sales of our shares into the investment markets may be hampered as potential investors are typically more attracted to stocks that exhibit greater levels of liquidity. This same liquidity issue may decrease our ability to use our common stock as payment of any portion of the purchase price in any future business combination, limiting our growth capabilities and pressuring our stock price.

         Decreased liquidity and increased volatility may also arise from the application of the "penny stock" rules to which our shares are now subject. The penny stock rules generally apply to a stock that is not listed on a national securities exchange or NASDAQ, is listed on the "pink sheets" or on the OTC Bulletin Board, trades at less than $5.00 per share and is issued by a company with net tangible assets of less than $5 million. The penny stock rules impose significant restrictions on broker-dealers that tend to lessen or limit their incentives to trade such shares. Some broker-dealers will not trade penny stocks except on an unsolicited basis. This may tend to decrease trading liquidity associated with our shares in relation to that of other companies whose shares are not subject to these same requirements.

         Negative effects on volume and volatility are also expected as the result of the restrictions applicable to our ability to pay dividends. We do not intend to pay dividends for the foreseeable future, making our shares less attractive to investors seeking such a return on invested capital. Our credit agreement with FINOVA presently prohibits payment of any dividends until our loans are paid off, and our business plans call for us to retain earnings, if any, for reinvestment in our business. We are additionally prohibited from paying dividends by the terms of our preferred stock indenture until amounts due to preferred stockholders are paid in full. Further, the Delaware General Corporation Law requires that dividends be paid only from capital surplus or certain specified classes of retained earnings, of which we currently have none.We can offer no assurance that our Board of Directors will authorize any dividend payments if cash becomes available and if the other limitations on our ability to pay dividends are satisfied and removed.

         Finally, dilution caused by possible future issuances of our common stock may negatively influence any shareholder's interest in our net assets or earnings, if any, and may increase the volatility of our share price. Such issuances may result from conversion of AMRO's debenture, exercise of currently outstanding warrants, such as those provided to AMRO, Coxton or others, or form any other future transactions involving our common stock into which we may enter.

15. Additional shares will be available for sale in the public market. This could cause the market price of our stock to drop further.

         We estimate that approximately 7.6 million shares of our common stock are currently eligible for resale under applicable securities laws. We expect to furhter facilitate the resale of an additional 10.6 million common shares, previously issued and outstanding but unregistered, in including them in a registration statement. We also expect to similarly facilitate the sale and re-sale of 4.2 million additional shares that may be issued upon AMRO's election to convert its debenture or upon the exercise of warrants previously granted. Sales of these shares would increase the number of shares eligible for public trading, could further depress the market price of our stock, and make it more difficult for us to sell stock under our equity line of credit or through any other future offering. Further, such sales could encourage short sales at such future date at which our shares may be eligible for such trading activity.

         Our convertible debenture with AMRO International and the equity line of credit we have with Coxton Limited could also have the effects noted above. The limits as to the number of shares issuable to AMRO upon conversion of the debenture was waived by AMRO in April 2001, then was subsequently revoked at their election. AMRO can again waive this limit and has the ability to eitheracquire substantial amounts of our stock in a single transaction or in several smaller transactions. The equity line with Coxton can similarly result in the acquisition of large numbers of shares by them. In the event that such shares are acquired and resold, the added volume of shares in the trading markets will exert downward pressure on our share value. Subsequent additional purchases of our shares by AMRO, through conversion of any remaining balance of the debenture, or by Coxton under the line of credit, will further depress the market price of our shares.

16. Significant dilution will result from the issuance of additional shares under terms of agreements with AMRO International, Coxton Limited, Suburban Connect LP, and from presently unexercised warrants and options.

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

         o Because the number of shares that would be issued to AMRO if it converted the debenture to common stock changes as the price of our common stock changes, we cannot predict how many shares we will issue to AMRO. If our stock price declined by 25%, 50% and 75%, respectively, we would be required to issue AMRO more common stock:


Price (1)                                       Shares issuable to AMRO (2)
---------                                       ---------------------------
$0.075................................                  32,871,000
$0.056 (25% reduction)................                  43,828,000
$0.038 (50% reduction)................                  65,742,000
$0.019 (75% reduction)................                 131,484,000



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

         Finally, our agreement to purchase the assets of Suburban Connect, L.P. required us to issue additional shares in May 2001 in connection with the completion of that transaction because the trading range for Aquis common stock did not exceed $1.66 through the specified measurement date of April 16, 2001. This issuance results in additional dilution of our tangible net worth and could impact future earnings per share, if any.

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

17. This prospectus contains forward-looking statements.

         Future revenues, costs product mix and new product acceptance are all influenced by a number of factors that are inherently uncertain and difficult to predict. In addition, no assurance can be given that our operations will generate positive cash flows. Therefore, no assurance can be given that financing will be available for endeavors that may be necessary for Aquis to grow or to continue as a going concern.

         This prospectus contains forward-looking statements based on our current expectations, belies, assumptions, estimates and projections about the industries in which we operate. In addition, other written or oral statements that constitute forward-looking statements mayu be made by us or on our behalf. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", or various forms of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We expect to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, only as necessary to ensure disclosure of amterial events that may effect our business, or to revise or clarify previous disclosures in accordance with events and changes as may come into effect from time to time.

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

         As of March 31, 2001, we leased nearly 460 locations for our transmitters on commercial broadcast towers, buildings and other fixed structures predominantly in the Northeastern and upper Mid-West region of the United States. In addition, we lease space in New York, New Jersey, Chicago, Pennsylvania, Maryland, and Massachusetts, primarily to house equipment related to our paging systems. The rent payable for such leases, together with rents for our transmitter locations, aggregated approximately $320,000 per month, as of that date. Aquis also maintains six sales offices in various U.S. locations, the monthly rental payable for such locations totaling approximately $18,000. We believe that our facilities are adequate for our current requirements and that suitable additional or alternate facilities will be available when needed at commercially reasonable terms.


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


         Aquis Communications Group, Inc. v John X. Adilletta; John S.
Adilletta v. John B. Frieling, Brian Plunkett, Patrick Egan, Michael Salerno, an Robert Davidoff: Superior Court of New Jersey, Law Division, Morris County, Docket No. MRS-L-395-01. In a lawsuit filed by Aquis to collect on a promissory note executed by Mr. Adiletta for the benefit of Aquis, Mr. Adiletta filed a counterclaim and third-party complaint on or about March 27, 2001 against Aquis, John B. Frieling, Brian Plunkett, Patrick Egan, Michael Salerno, and Robert Davidoff, in which Mr. Adiletta seeks unspecified damages for: (1) the alleged breach of the terms of a Settlement Agreement between Aquis and Mr. Adiletta;
(2) alleged fraud in connection with this Settlement Agreement; (3) alleged breach of fiduciary duties arising out of the governance of Aquis; and (4) alleged negligence arising out of the governance of Aquis. Aquis, John B. Frieling, Brian Plunkett, Patrick Egan, Michael Salerno, and Robert Davidoff intend to vigorously defend themselves in this action.

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




Quarter               High     Low    Quarter             High     Low
                          1999                                2000
                      Common Stock                        Common Stock

First Quarter....    1.63     1.06    First Quarter....    6.88    1.13
Second Quarter...    1.56     0.81    Second Quarter...    3.25    1.13
Third Quarter....    1.88     1.25    Third Quarter....    1.31    0.56
Fourth Quarter...    1.91     0.47    Fourth Quarter...    0.97    0.13


         During the first quarter of 2001, the high and low closing prices for our common stock were $0.34 and $0.11, respectively.

         On April 6, 2001, the closing price of Aquis' Common Stock was $0.09. As of that date, there were approximately 140 record holders of Aquis' common stock. The number of record holders does not reflect the number of beneficial owners of Aquis' common stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that there are at least 4,250 beneficial holders of Aquis' common stock.


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

Item 6.  Selected Consolidated Financial Data

         The following table, as it relates to the 2000, 1999 and 1998 consolidated balance sheets and the statement of operations for 2000 and 1999, has been derived from the historical financial data of Aquis Communications Group, Inc. The statements as of and for the year ended December 31, 2000 were audited by Wiss & Company LLP; those of prior periods were audited by PricewaterhouseCoopers LLP. The statement of operations data for 1998 through 1996 has been derived from the historical financial statements of Bell Atlantic Paging, Inc. and affiliated entities ("Bell Atalntic Paging" in the table presented below), combined and carved out to reflect results of operating only those assets purchased from Bell Atlantic and affiliates at December 31, 1998. Similarly, the balance sheet data for 1997 through 1996 has also been derived from Bell Atlantic Paging's historical financial statements. Due to material incertainties discussed elsewhere herein, the financial position and results of operations presented below are not necessarily indicative of the results to be expected for subsequent periods. Comparability and trends depicted by the dta below are significantly affected by the March 31, 1999 merger with Paging Partners Corporation. Thefollowing information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere herein.




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

Item 7. Management's Discussion and Analysis of Financial Condition and Results

Organization and Basis of Presentation

         Aquis Communications Group, Inc. is a holding company, incorporated in the State of Delaware. Through our operating companies, we operate three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. We entered the Midwestern region through a purchase of certain assets from SourceOne Wireless, Inc. completed on January 31, 2000. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements and resell cellular service. Customers include individuals, businesses, government agencies, hospitals and resellers.

         On December 31, 1998, we began business operations with the purchase of certain paging assets, licenses and other assets and assumption of certain leabilities of Bell Atlantic Paging and affiliated entities ("Predecessor Company"). On March 31, 1999, Paging Partners Corporation (incorporated in
1994), merged with Aquis Communications, Inc. ("ACI", incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. On June 30, 1999, a wholly owned subsidiary of Aquis acquired SunStar Communications, Inc. On January 31, 2000, we completed the acquisition of selected paging assets of SourceOne, a Chicago-based radio common carrier. In May 2000 Aquis acquired certain paging assets of Suburban Paging, a regional paging services reseller headquartered in Pennsylvania. Finally, on August 31, 2000, we sold the net assets of our Internet services operations in order to focus resources on ourpaging operations. These matters are more fully discussed in our consolidated financial statements and the notes thereto.

         As noted above, the Bell Atlantic paging business was acquired on December 31, 1998 for approximately $29,200,000, including transaction costs. The Bell Atlantic paging business acquired included Bell Atlantic Paging's sales and marketing operation and the paging network operation infrastructure owned and operated by the Bell Atlantic Operating Telephone Companies. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." This transaction was financed primarily through a $20,000,000 loan from FINOVA Capital Corporation, a $4,150,000 note retained by the seller, and cash proceeds of $5,661,000 from a sale of preferred stock. Aquis satisfied all its obligations under the note received by the seller on June 30, 1999.

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

         Aquis' consolidated financial statements as of and for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of businessWe incurred losses of about $23,841,000 and $10,879,000 million during the years ended December 31, 2000 and 1999 respectively. Our hsitory of losseshave caused us to be in default of our agreements with our senior lender, and in January 2001 and later periods wewere unable to make required quarterly principal repayments, each in the amount of $514,000, under that loan. Further, we have not made any required interest payments on this debt since January 11, 2001. We are also in default of our debt obligation due to our unsecured lender, AMRO International, S.A. A $2,000,000 note payable to AMRO International was scehduled to mature in October 2001, unless sooner converted to common stock, or demand made for payment due to Aquis' default, at AMRO's election. Aquis is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262,000 The Company's principal source of liquidity at December 31, 2000 included cash and cash equivalents of about $378,000. Aquis, at December 31, 2000 reported a working capital deficit of $32,167,000, primarily resulting from the classification of our loan from Finova as a current liability due to default thereunder. These factors raise substantial doubt about our ability to continue as a going concern, and our auditors' opinion on Aquis' financial statements as of and for the year ended December 31, 2000 is qualified as a result of these conditions. Such qualification of the auditors' opinion for going concern issues is typically made when a company's history of operating losses is expected to continue and funding of those losses from outside sources is unlikely to be available. In such circumstances, a company's liabilities are unlikely to be discharged as they become due in the normal course of business.

         In October 2000, NASDAQ notified us that our securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may have caused or contributed to the reduction in trading volume and liquidity of our shares, may diminish our ability to restructure our debt or raise additional equity, and has resulted in the technical and functional termination of the right or abiltiy of Aquis to obtain funding under the Common Stock Purchase Agreement with Coxton.

         We are in default of our original and amendedloan agreements with FINOVA, our senior secured lender, and AMRO International, an unsecured creditor. We have executed a forbearance agreement with AMRO and are negotiating a forbearance agreement with FINOVA that under both agreements may specify that no payments of interest or principal are required until the latter part of 2001, that all amounts outstanding are due and payable on December 31, 2001, and further provide that demand for payment of their loans to us will not be made before December 31, 2001 unless we fail to meet conditions and covenants specified in those forbearance agreements. AMRO has also agreed to refrain from electing to convert its debenture into common stock during the same period, subject to the same conditions. The defaults under these loan agreements also cause violations of the terms of some of our operating agreements for services provided by others to our customers. Further, Aquis does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet our anticipated debt service, working capital and capital expenditure requirements under our existing debt, equity and operating structure for the foreseeable future. We will be unable to pay the loans due to FINOVA and AMRO on or around December 31, 2001 with our current financial and other resources. The conditions described above indicate that Aquis may not be able to continue as a going concern. Our ability to continue as a going concern is dependent on the continued forebearance of FINOVA and AMRO from demanding immediate payment of their outstanding loans, our ability to generate sufficient cash to meet operating requirements, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that neither FINOVA nor AMRO agrees to further extend the maturity date of substantially all of the balances due to them beyond December 31, 2001, we would consider appropriate responses, including the filing of a request for protection under the U.S. Bankruptcy Code.

In connection with these forbearance agreements, we have developed business plans intended to improve our financial performance and our ability to pay our lenders. We have also begun to work with a financial consultant specializing in the management of distressed businesses. Our multi-faceted business plans include staff and salary reductions through targeted cutbacks, normal attrition, and compensation adjustments. Also included are marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of our paging industry competitors on two-way and other advanced services. Technical operations improvement plans include financial savings available through strategically targeted network consolidations involving co-locating some of our low- and high-band communications equipment, and finalization of reciprocal compensation agreements currently being negotiated with some of our communications facilities providers. Also planned are sales of network equipment that becomes non-essential as the result of these consolidations, as are closure of targeted non-core remote sales offices. In addition, we have signed a letter of intent and are in the advanced stages of negotiations related to the sale of our paging operations in the Midwest. This transaction is expected to be subject to certain contingencies that are beyond our unilateral control, most significantly including the buyer's financing contingency, FINOVA's agreement to release the liens it holds on these assets and the FCC's approval of the transfer of the underlying communications licenses. If these initiatives can be successfully completed, it is expected that we will be enabled to pay down amounts due to our general creditors, to invest in paging equipment in sufficient amounts to meet the demands of our target markets, and to resume debt service payments, on a small scale, to our lenders. However, it is not likely, without receipt of significant proceeds from the note receivable due from SunStar or without the sale of our Midwest operations, that these initiatives can be executed as currently planned. Even with collections against that note due form SunStar and with the sale of our Midwest operations, management can offer no asssurance that these plans will be successful to the degree that may be required by our creditors or to the extent necessary to ensure our ability to continue as a going concern.

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

Depreciation and Amortization

         Depreciation and amortization increased to $10,878,000 in 1999 from $4,323,000 during the prior year. Bell Atlantic, recorded the cost of the use of the network and communications operating assets by Bell Atlantic Paging through intercompany charges from the affiliated operating telephone companies that owned the assets during 1998. In substance, Bell Atlantic Paging leased these assets while Aquis, as owner and operator, allocates such costs to operations. The increases in depreciation amortization are also attributable to the allocation of the purchase price of tangible and intangible assets, which exceeded their historical costs, acquired from the Bell Atlantic companies and through the merger with Paging Partners.

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

         Aquis' business plan and financial requirements call for capital to be available to service our debt, to purchase paging equipment for new and existing subscribers, and to operate, maintain and optimize the use of our communications networks. However, at December 31, 2000, we had a working capital deficit totaling more than $32 million, resulting primarily from the reclassification of our term debt to currently payable status, and our principle source of liquidity was $378,000 of cash and cash equivalents. We have experienced operating losses since our inception, although we have steadily been producing EBITDA since then. Our audit opinion as of and for the year ended December 31, 2000 included a going concern qualification that is indicative of an inability to meet obligations as they become due during the ensuing 12 months. We are not in compliance with debt covenants or debt service requirements related to our senior secured debt or our unsecured debt at December 31, 2000, and our lenders have not waived our defaults. We are currently operating under limited-duration forbearance agreements with both lenders, but if our lenders made demand for repayment of all amounts due to them, we would be unable to meet that demand with existing resources. Our forbearance agreement with AMRO will expire in October, 2001, unless efforts to extend that date are successful, or on the date of any further default if sooner, at which time AMRO may demand payment in full of all amounts due. Alternatively, AMRO may elect to convert its debenture into common stock, which at current market values could result in a change in control of Aquis. Should AMRO elect to demand payment, FINOVA may be expected to do the same. We are required to redeem all of the outstanding 7.5% Redeemable Preferred Stock by January 31, 2002; at December 31, 2000, the balance required for such redemption was approximately $1,603,000. Our resources are insufficient at this time to enable us to meet our obligation to make this redemption. If we are unable to redeem this preferred stock in January 2002, two seats on our Board of directors may be appointed by the holders of these shares. Our common stock was de-listed from the NASDAQ SmallCap Market in October 2000, at which time our stock began to trade on the OTC Bulletin Board. This de-listing technically and functionally terminated our equity line of credit provided under a Common Stock Purchase Agreement with Coxton Limited, eliminating this as a potential source of capital. These factors have prevented us from obtaining any additional significant funding that would enable us to meet our debt service requirements, to acquire sufficient pagers to fully meet demand for either new business or retention of existing subscribers who require replacement units from time to time, or to invest in marketing initiatives for paging or other communications services.

         In response to these conditions, Aquis is discussing debt restructuring alternatives with its lenders, but no assurance can be given that these efforts will be successful to the extent required in order to obtain a waiver of its defaults under any existing, or future revised, debt or forbearance agreements. In order to conserve cash and devote that resource to support our existing and potential customer base, we have agreed with AMRO and suggested to FINOVA that no further debt service payments will be made until any forbearance agreements expire. We have developed business plans that are expected to allow us to service our debt on a small scale and to increase the value of our business. Our existing or expected forbearance agreements with AMRO and FINOVA, our senior secured and our junior unsecured lenders, respectively, are based on this business plan. Accordingly, AMRO has agreed, and we are negotiating with FINOVA, not to demand immediate payment of outstanding amounts due and to postpone our requirement to make any interim debt service payments. AMRO has also agreed to refrain from converting its debenture into shares of Aquis common stock. We are negotiating to have the term of those forbearance agreements expire on December 31, 2001, or if sooner, at the time that an event of default exists under the terms of either such agreement. Events of default under the AMRO forbearance agreement include the enforcement of any other party's rights against Aquis in the event of default under another material contract and Aquis' failure to continue to work and cooperate with its recently-contracted financial and business restructuring consultant. Events of default under the FINOVA forbearance agreement we are discussing may include, (1) failure to maintain a cash balance of $300,000 or more, (2) failure to realize minimum monthly operating revenue of $1.615 million through September 30, 2001 and $1.71 million thereafter, (3) failure to raise at least $750,000 of funding from sources other than operations before September 30, 2001, and (4) the payment of any value to stockholders in the form of dividends, stock redemptions or any other distributions. In connection with its forbearance agreement, it is anticipated that FINOVA may re-establish the applicable interest rate at the base rate plus 6%, and in the event of default, a default rate of the base rate plus 8% may apply. We are currently discussing with our senior lender the possible impact on their ongoing forbearance, if any, of our extension to December 31, 2001 of the note receivable due from SunStar, which involved related party approvals.

         Our business plans upon which negotiations of the forbearance agreements were based include staff and salary reductions through targeted cutbacks, normal attrition, and compensation adjustments. Also included are marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of our paging industry competitors on two-way and other advanced services. Technical operations improvement plans include financial savings available through strategically targeted network consolidations involving co-locating some of its low- and high-band communications equipment, and finalization of reciprocal compensation agreements currently being negotiated with some of our communications facilities providers. With these consolidations, sales of network equipment that may become non-essential are also planned, as are closure of targeted non-core remote sales offices. Another milestone contained in this plan is the sale of Aquis' Midwest operations at a cash purchase price of $1.1 million and the assumption of certain limited liabilities. This transaction is subject to certain contingencies that are beyond our control, including FCC approval, buyer financing and FINOVA's willingness to release its existing liens on the underlying assets. Finally, collection of the proceeds of the note due to Aquis for the sale of our Internet assets is also a key element of the plan. The maturity date for payment of this note has been extended from December 31, 2000 to March 31, 2001 and further extension to December 31, 2001 is being discussed. Such extension may provide for full satisfaction of this note at graduated discounted payment amounts through December 31, at which date the undiscounted amount is due. Although Aquis has earmarked a significant portion of the proceeds from the sale of its Midwest assets and its note receivable for payments to our creditors, there can be no assurance that the expected proceeds will be collected within timeframes acceptable to Aquis' creditors. If successful, these initiatives are expected to allow Aquis to pay down amounts due to its general creditors, to invest in paging equipment to meet the demands of its target markets, and to resume debt service payments to its lenders on a small scale. However, without receipt of significant proceeds from the note receivable due from SunStar or the sale of the Midwest assets, it is unlikely that these initiatives can be executed as currently planned. Even with those proceeds, management can offer no assurance that these plans will be successful to the degree that may be required by its creditors or to the extent necessary to ensure its ability to continue as a going concern. We believe that our business plan as a niche one-way paging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on the factors noted above which are largely beyond our unilateral control.

         On April 9, 2000, we signed a Common Stock Purchase Agreement with Coxton Limited, a British Virgin Islands corporation, establishing an equity line of credit or drawdown facility intended to enable us to sell our common stock, at a discount to market pricing, for cash. In order for us to drawdown any of these funds, several key conditions were required: (1) a registration statement for any shares sold under this agreement must be effective, (2) there were to be no material adverse changes in our business, financial condition or prospects, (3) no business combinations or asset disposals would occur without the consent of Coxton, and (4) our shares must continue to trade on the NASDAQ SmallCap Market or other principal market, which does not include the OTC market. Subject to our compliance with our covenants, this facility was negotiated to provide us with a funding mechanism under which we could drawdown up to $20 million from Coxton at shares prices reflecting a discount to average market prices measured over a 22-day trading range. The agreement also imposed some limitations on us, most notably one which limits our ability to sell our securities to any other parties at a discount to market prices for the shorter of a term that was to expire two years after the effective date of the registration statement registering shares under the Coxton agreement or 60 days after the full $20 million was drawn down. This equity line of credit agreement has been technically and functionally terminated due to our de-listing and due to the material adverse changes in our business since the date that agreement was signed, and Coxton can formally terminate the agreement with proper notice, but has not yet elected to do so. We are continuing discussions with Coxton in an effort to secure terms suitable to both parties under which this agreement might operate. However, even if we were able to reach an agreement with Coxton and could thereby draw down funds, just two or three draws could result in a change in control based on the share price and number of shares outstanding on September 28, 2001. Due to the constraints described above, we do not expect funding to be available from this source for the foreseeable future.


         Our debt service requirements for the foreseeable future are significant. Substantially all of our term debt totaling about $28.3 million, including $27,250,000 due to FINOVA under our senior loan agreement, exclusive of accrued interest of almost $1.7 million, is classified as currently payable as a result of the defaults under our loan agreements. That reclassification includes the $17.6 million balloon payment due to FINOVA, originally scheduled for payment on December 31, 2003, and the other principal installments due quarterly until that date. We may be required to pay FINOVA all outstanding principal, accrued interest and any fees that may be due on

December 31, 2001 if related negotiations produce such terms. Similarly, our forbearance agreement with AMRO requires that we be prepared to pay AMRO in full in October 2001, unless we are able to extend that date and unless AMRO elects to convert its debt into Aquis common stock. Interest costs associated with our senior debt and our bridge loan alone reached almost $3,200,000 during the year ended December 31, 2000 and such costs are expected to exceed that total in 2001. We are also obligated to pay aggregate future minimum rental commitments under non-cancelable leases in an amount of about $7 million through 2005. We must redeem all of the outstanding 7.5% Redeemable Preferred Stock on January 31, 2002 at 100% of its stated value plus accrued cumulative unpaid dividends; those totaled $1,603,000 at December 31, 2001. Cash provided by operations during 2001 is not expected to be sufficient to satisfy these requirements as we are currently structured.

         Aquis' operations used about $710,000 of net cash during the year ended December 31, 2000, while operating activities provided net cash of $4,643,000 for the year ended December 31, 1999. Before application of cash to fund growth of customer receivables, to purchase pagers and reduce current liabilities, operations produced about $2,035,000, compared to $2,965,000 in 1999. Cash generated by operations during year 2000 of $1,651,000 was used to fund pager purchases and to reduce payables to vendors. During 1999 the primary use of operating cash was to fund the growth of paging subscriber receivables in the approximate amount of $3,479,000; payables to vendors also grew during 1999 by about $5,579,000. Growth of accounts receivable in both periods was due to acquired businesses from Paging Partners in 1999 and from SourceOne and Suburban Paging in 2000. The need to reduce outstanding accounts payables to vendors was influenced by the declining telecommunications markets, and the failures of PageNet, and then TSR Wireless late in the year ended December 31, 2000. By comparison, the growth of accounts payable in 1999 of $5,579,000 as a result of the increased paging infrastructure acquired from Paging Partners and the relative willingness of vendors to allow our payables to age helped to fund other cash priorities during that year.

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

         During the year ended December 31, 2000 and 1999, net cash provided from financing activities totaled $1,784,000 and $19,630,000, respectively. Aquis borrowed $2,450,000 and $2,000,000 during the most recently completed fiscal year to complete the SourceOne transaction and to pay down the FINOVA debt and related transaction costs, respectively. Aquis borrowed $20,500,000 in January 1999 to complete the asset purchase from Bell Atlantic Paging Company. Concurrent with the loan of $2,450,000 in January 2000, Aquis agreed with its lender to forego any further borrowings under this facility. In April 2000, Aquis elected to make an additional payment of $1,250,000 to reduce the current year loan of $2,450,000 from FINOVA in order to avoid the increased interest rates that would have been assessed in the absence of such a payment. This payment was made through use of the proceeds of the 11% bridge loan extended to Aquis by AMRO International in April 2000 in the amount of $2,000,000, which matures on October 12, 2001. The balance of the bridge loan was used to pay associated fees, for the purchase of additional paging equipment and to meet general working capital needs.

         We do not expect that our current cash and equivalents and the cash we expect to generate from operations will be sufficient to meet our debt service, working capital or capital expenditure requirements under our existing debt and forbearance agreements or our current capital and operating structure. The conditions described above indicate that Aquis may not be able to continue as a going concern. Our ability to continue as a going concern and successfully execute our one-way paging business plan is dependent on the continued forbearance of our lenders from demanding immediate payment of their outstanding loans, our continuing ability to generate sufficient cash from operations to meet operating costs and obligations in a timely manner, continuing supplies of goods and services from our key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. Our ability to succeed in our efforts will also be largely dependent upon the ability of the buyers to pay off the remaining balance of the note receivable that is due to us for the sale of our Internet assets to them in August 2000, and our pending sale for cash of the assets of our Midwest paging operations. Even if both these transactions are successfully completed, in the event that demand is made for payment of our outstanding debt our resources will be insufficient to fully meet such a demand, and we would consider appropriate responses, including the filing a request for protection under the U.S. Bankruptcy Code. Accordingly, we are continuing discussions with our lenders for the purpose of improving our existing debt and equity structure. However, no assurance can be provided that the necessary transactions can be successfully negotiated under suitable terms.

Seasonality

         Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Changes and Disagreements with Accountants on Accounting and Financial
Disclosure

         Aquis filed a report on Form 8K on March 12, 2001 to report a change in certifying accountants from PricewaterhouseCoopers LLP to Wiss & Company LLP effective on March 5, 2001. The reports of PricewaterhouseCoopers LLP on the financial statements for the years ended December 31, 1998 and 1999 were not qualified or modified as to uncertainty, audit scope or accounting principles. During those two periods and subsequent interim periods, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

         Our predecessor in interest, Paging Partners Corporation filed a report on Form 8K on June 11, 1999 to report a change in certifying accountants from Berenson & Co. to PricewaterhouseCoopers LLP. The reports of Berenson & Co. LLP on the financial statements of Paging Partners Corporation for the years ended December 31, 1998 and 1997 were not qualified or modified as to uncertainty, audit scope or accounting principles. During those two periods and subsequent interim periods, there were no disagreements with Berenson & Co. on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

Quantitative and Qualitative Disclosures about Market Risk

         As of December 31, 2000 and 1999, substantially all of our debt carried floating interest rates. We had approximately $27,668,000 of floating-rate debt outstanding at December 31, 2000; at December 31, 1999 that balance totaled $26,460,000. An interest rate increase or decrease of 2% on this floating rate debt would result in a change in annual interest expenses of about $555,000, or about $0.03 per share. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2000, we had no other significant material exposure to market risk.

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

Item 8.     Financial Statements

         See Index to Financial Statements, Page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         Aquis filed a report on Form 8K on March 12, 2001 to report a change in certifying accountants from PricewaterhouseCoopers LLP to Wiss & Company LLP effective on March 5, 2001. The reports of PricewaterhouseCoopers LLP on the financial statements for the years ended December 31, 1998 and 1999 were not qualified or modified as to uncertainty, audit scope or accounting principles. During those two periods and subsequent interim periods, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

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

         JOHN B. FRIELING, age 45, has served as a director of Aquis since its inception and is the co-founder and has been the Managing Director of Deerfield Partners, LLC, an investment banking firm, since June 1997. From June 1985 through June 1997, he was a founding member and Vice President of Bariston Associates, Inc., a Boston-based merchant banking firm. Prior to joining Bariston Associates, he was an associate in the acquisitions department of Winthrop Financial Associates. Prior thereto, Mr. Frieling practiced corporate law specializing in mergers, acquisitions and leveraged buyouts. He currently serves on the Boards of Directors of Touch Technology International, Inc., a Phoenix-based company that is a leader in transaction processing for smart card applications, and DC Fabricators, LLC, a New Jersey- based manufacturer of equipment for use in nuclear submarines. Mr. Frieling was also named as the Company's Chief Executive Officer on September 19, 2000. He spends approximately 50% of his time in his role as CEO.

Executive Officers of the Company

         The following is a brief description of the business experience of each of the executive officers of the Company who does not serve as a director of the Company.

Name                              Age        Position
----                              ---        --------

John B. Frieling..............    45  Chief Executive Officer
                                      of the Company
Keith J. Powell...............    45  President and Chief
                                      Operating Officer
D. Brian Plunkett.............    43  Vice President and Chief
                                      Financial Officer of the
                                      Company
Brian M. Bobeck...............    32  Vice President-Engineering
                                      of the Company
David S. Laible...............    34  Vice President-Sales of
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


Terms of Officers

         All officers of Aquis serve for terms expiring at the next annual meeting of shareholders following the date of their appointment. Officers' terms are without prejudice to the terms of their employment agreements. Each of Aquis' officers devotes his full time to the affairs of Aquis, with the exception of John B. Frieling, who devotes approximately 50% of his time to accomplish his stated objectives.

Board Composition

         In accordance with the terms of Aquis' certificate of incorporation, the terms of office of the Board of Directors are divided into three classes, each with a three year term except as provided below: Class III, whose term expires at the annual meeting of stockholders to be held in 2002; : Class II, whose term expires at the annual meeting of stockholders to be held in 2001; and Class I, whose term was scheduled to expire at the annual meeting of stockholders to be held in 2000.

         The Class III directors are Patrick M. Egan and Robert Davidoff. The Class II director is Michael Salerno and the Class I director is John B. Frieling. Because Aquis did not hold an annual meeting of stockholders in 2000, election of both the Class I and II directors will be held at the next annual meeting. The term of the Class I director elected at that meeting will expire in 2003. The classification of directors in the manner in effect for the Aquis Board may have the effect of delaying or preventing changes in control or changes in management of Aquis.

         In the event that Aquis does not pay the cumulative dividends on January 31, 2002 to the holders of our 7.5% Redeemable Preferred Stock, those holders shall be entitled to elect two additional directors to the Board of Directors to serve until the earlier of the date of the next annual meeting or the date on which the cumulative dividends are paid in full. Unless otherwise required by law, the holders of 7.5% Redeemable Preferred Stock have no right to vote on matters coming before Aquis' common stockholders.




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




Name                               # of Securities   % of Total Options   Exercise Price       Expiration Date    Grant Date Present
                                      Underlying          Granted to            Per                                  Value ($)(2)
                                        Options         Employees in           Share
                                     Granted (#)        Fiscal Year (1)     ($/Share)
John B. Frieling(3) ...........         25,000              1.2%             $1.6250           April 18, 2010          $ 37,200
                                       100,000              5.0%             $1.0312           July 24, 2010           $ 94,500
                                       300,000             14.9%             $0.9625           September 18, 2005      $167,700

Nick T. Catania(4) ............        900,000             44.7%             $0.7500           September 18, 2005      $693,000

John X. Adiletta(5)............         55,000              2.7%             $1.1200           January 4, 2009         $ 53,350


D. Brian Plunkett(6)...........         75,000              3.7%             $0.2344           December 13, 2010       $ 16,050

Richard J. Giacchi(7)..........         50,000              2.5%             $1.3893           January 11, 2001        $ 48,150

Brian M. Bobeck(8).............         75,000              3.7%             $0.2344           December 13, 2010       $ 16,050
                                       100,000              5.0%             $1.2812           June 25, 2010           $117,400

David S. Laible(8).............         75,000              3.7%             $0.2344           December 13, 2010       $ 16,050
                                       100,000              5.0%             $1.2812           June 25, 2010           $117,400




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

        Name and Address                                               Shares owned          Percentage of
                                                                   Beneficially and of     Outstanding Shares
                                                                        Record(1)
        Patrick M. Egan(2)......................................           1,120,722                 6.3%
        c/o Select Security, Inc.
        1706 Hempstead Road
        Lancaster, PA 17601

        Select Paging Investors, L.P............................             898,958                 5.1%
        4718 Old Gettysburg Road
        Mechanicsburg, PA 17055

        Michael Salerno(3)......................................           1,144,526                 6.4%
        c/o Select Paging Investors, L.P.
        4718 Old Gettysburg Road
        Mechanicsburg, PA 17055

        John B. Frieling(4).....................................           1,900,426                10.5%
        c/o Deerfield Capital, L.P.
        20 North Main Street, Suite 120
        Sherborn, MA 01770

        Deerfield Partners, LLC.(5).............................           1,365,426                 7.7%
        20 North Main Street, Suite 120
        Sherborn, MA 01770

        Deerfield Capital, LP.(6)...............................           1,143,124                 6.5%
        20 North Main Street, Suite 120
        Sherborn, MA 01770

        Robert Greene (7).......................................           1,289,351                 7.3%
        c/o Robert Greene Communications, Inc.
        210 West Market Street
        Pottsville, PA 17901

        John X. Adiletta (7)....................................             992,225                 5.6%
        51 Boulderwood Drive
        Bernardsville, NJ 07924

        Robert Davidoff(8)......................................             247,672                 1.4%
        Carl Marks & Co., Inc.
        135 East 57th Street
        New York, New York 10022

        AMRO International, S.A(9)..............................           1,936,147                 9.9%
        Grossmuenster Platz 6
        Zurich, Switzerland

        Suburban Connect, LP(10)................................             964,518                 5.3%
        C/O The Lenfest Group
        1332 Enterprise Drive
        West Chester, PA 19380

        D. Brian Plunkett(11)...................................             194,507                    *
        c/o Aquis Communications Group, Inc.
        1719A Route 10, Suite 300
        Parsippany, NJ 07054

        Brian M. Bobeck(12).....................................              35,666                    *
        c/o Aquis Communications Group, Inc.
        1719A Route 10, Suite 300
        Parsippany, NJ 07054

        David S. Laible(12).....................................              35,666                    *
        c/o Aquis Communications Group, Inc.
        1719A Route 10, Suite 300
        Parsippany, NJ 07054

        Nick T. Catania(13).....................................             300,000                 1.7%
        3200 S. Stonegate Circle
        New Berlin, WI 53151

        SunStar One LLC (14)......................................         1,018,658                 5.77
        5201 West Kennedy Blvd.
        Tampa, Florida 33609

        All Directors and Officers as a group (8 persons).......           4,679,185                25.0%



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

(3) Includes 873,925 shares held of record by Select Paging Investors, L.P. and 25,033 shares held of record by Select Capital Corporation, which is the General Partner of Select Paging Investors, L.P. Also includes 95,568 shares held of record by Mr. Salerno and 150,000 shares of Common Stock issuable upon exercise of vested options. Mr. Salerno is the Managing Director of Select Capital, Inc., which is turn is the general partner of Select Paging Investors, L.P. By virtue of his role as Managing Director, Mr. Salerno may be deemed to have voting control and investment power over the shares held by these two Limited Partnerships. Mr. Salerno disclaims beneficial ownership of the 898,958 shares of Common Stock owned by Select Paging Investors, L.P. and Select Capital, Inc.

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

(5) Includes 282,303 shares held of record by Deerfield Partners and 780,280 shares held of record by Deerfield Capital, of which Deerfield Partners is general partner. Also includes 362,844 shares owned by Sunstar One, L.L.C. and which the Deerfield Entities have the right to acquire. Through his role as Managing Director of Deerfield Partners, LLC, Mr. Frieling may be deemed to have voting control of the shares held by the Deefield Entities. Mr. Frieling disclaims beneficial ownership of these shares.

(6) Includes 780,280 shares held of record by Deerfield Capital and 362,844 shares held of record by Sunstar One, L.L.C. which Deerfield Capital has the right to acquire. Through his role as Managing Director of Deerfield Partners, LLC, Mr. Frieling may be deemed to have voting control of the shares held by the Deefield Entities. Mr. Frieling disclaims beneficial ownership of these shares.

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

(9) Represents 357,942 shares of common stock issuable upon exercise of a warrant to purchase Aquis common stock at a price of $3.16 per share, which warrant is exercisable on or before April 12, 2003, and 1,578,205 shares of common stock issuable upon conversion of a debenture issued under a Loan Agreement by and between Aquis and AMRO International. Share number calculated on the basis of (i) an assumed conversion price of $0.2031 as of March 2, 2001 and (ii) a contractual limitation in the Loan Agreement which provides that AMRO may not hold more than 9.9% of Aquis' issued and outstanding common stock following such conversion. The Directors of AMRO International, S.A., H.U. Bachofen, Michael Klee and Ruth Streitenberger have voting and dispositive power over AMRO's holdings of Aquis shares if and when acquired.

(10) Includes 319,518 shares issued to Suburban Connect, LP in May 2000 in connection with the purchase of paging assets and 645,000 shares issuable on or before May 16, 2001 as a purchase payment adjustment pursuant to the terms of the related May 16, 2000 Asset Purchase Agreement. By virtue of its relationship to Suburban Connect, L.P. as its Genreal Partner, Suburban Connect Management, L.L.C. may be deemed to have voting and investment control over Suburban Connect's holdings of Aquis common stock. Suburban Connect Management, L.L.C. is controlled by H.F. Lenfest and Brook J. Lenfest.

(11) Includes options to purchase 194,507 shares of common stock. Does not include options to purchase 197,255 shares of common stock that may not vest before June 16, 2001.

(12) Includes options to purchase 35,666 shares of common stock. Does not include options to purchase 17,834 shares that not vest before June 16, 2001.

(13)     Includes options to purchase 300,000 shares of common stock.

(14) Represents shares issued in connection with the purchase of an Internet business from SunStar Communications, Inc. in June 1999 and held of record. Voting and investment control of these shares is held by Transaction

         Services, Inc. and Republic Partners. The former is controlled by Leroy Collins Jr., David Weber and Edmond DeBarba. Control of the latter may be deemed to be vested in its General Partner, Gary Burton.

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

         In April 2000, AMRO International, S.A. purchased from Aquis a debenture in the amount of $2 million, providing and interest rate of 11%. This debenture is convertible into Aquis common stock at AMRO's election. At March 31, 2001 accrued and unpaid interest totaled approximately $210,000. As a result of our defaults under our loan agreements with FINOVA and AMRO, we negotiated a forbearance agreement with AMRO and are negotiating an agreement with FINOVA. Pursuant to its forbearance agreement, AMRO has agreed to refrain, under certain circumstances, from making demand for payment of our debt to them and to refrain from electing to convert this debt into Aquis common stock. The term of that forbearance is set to expire in October 2001, and we are negotiating an extension through the end of our fiscal year ended December 31, 2001. Further details can be found in the discussion of liquidity and capital resources contained in our Management's Discussion and Analysis elsewhere in this document.

         In August 2000, Aquis completed the sale of the Internet business assets of Aquis IP Communications, Inc. to a private investment group headed by John V. Hobko, Aquis IP's former president, and John B. Frieling, who at the time of the completion of the transaction was a director, and who was subsequently named as Chief Executive Officer of Aquis. These assets were acquired though a stock purchase in June 1999 at a cost to Aquis of 1,150,000 shares of common stock valued at about $1,600,000, $275,000 of cash and assumed liabilities and transaction costs totaling approximately $245,000. The assets of this business were sold on August 31, 2000 at an approximate purchase price of $2,970,000, inclusive of cash and notes received and the assumption of Aquis IP indebtedness. The purchase was derived from arms-length negotiations conducted by John Frieling and Michael Salerno, at the direction of Aquis' Board of Directors. The maturity date of that 10% note, in the original face amount of $1,329,018, has been extended from October 31, 2000 to March 31, 2001 and a further extension is being discussed. The independent members of Aquis' Board of Directors have requested the buyers to provide additional information about the financial performance of the Internet business since they acquired it along with information about the expected sources of funding for the payment of the outstanding balance of the note. This information is intended to satisfy the Board that payment can be made with any extension period that may be granted. To date, the remaining principal and accrued interest and extension fees due to Aquis under the terms of that note totals about $950,000. Mr.Frieling owns or controls an approximately 13% interest in the investment group.

         On September 19, 2000, Mr. John B. Frieling, a director of Aquis, entered into an agreement establishing the economic terms of his employment as Aquis' Chief Executive Officer. Pursuant to the agreement, Aquis will pay Deerfield Partners a monthly amount of $17,500, issue to Mr. Frieling upon execution of the agreement options to purchase 300,000 shares of Aquis' common stock at a price of $0.9625 per share (110% of the closing price for Aquis' common stock on September 19, 2000). Options issued to Mr. Frieling for 150,000 shares vested immediately upon issuance, and options to purchase 25,000 shares of Aquis' common stock will vest on the first day of each month, commencing October 1, 2000. Compensation for Mr. Frieling's services ceased to be paid effective during the second quarter of 2001.

         Prior to year 2000, Aquis retained a law firm, Phillips, Nizer, Benjamin, Krim & Ballon, that included a partner, Mr. Monte Engler, who was also a member of Aquis' Board of Directors. That partner resigned his Board seat during 1999. During that year, fees incurred with this firm totaled approximately $1,935,000 of which $1,052,000 was payable at December 31, 1999. In January 2000, this outstanding amount was settled through a cash payment of $205,000, the issuance of a note in the original principal amount of $350,000, payable in 20 equal monthly installments and bearing interest at the rate of 8.5% per annum, and the issuance of 275,000 shares of Aquis' common stock with a value of the time of issuance of $380,000. Fees incurred during the year ended December 31, 2000 did not exceed $10,000.

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

         C.      EXHIBITS

         The following documents are filed as part of this report:

Exhibit No.        Description of Exhibit
-----------        ----------------------
       2.1    Agreement and Plan of Merger with BAP Acquisition Corp. (1)
       2.2 Asset Purchase Agreement dated as of August 2, 1999 by and among Aquis Communications, Inc., SourceOne Wireless, Inc., SourceOne Wireless, L.L.C. and SourceOne Wireless II, L.L.C. (2)
       2.2 Amendment to Asset Purchase Agreement dated as of November 15, 1999. (2)
       2.3 Agreement Pending Purchase Closing dated as of August 2, 1999 by and among Aquis Communications, Inc., SourceOne Wireless, Inc., SourceOne Wireless, L.L.C. and SourceOne Wireless II, L.L.C. (2)
       2.4 Order of the United States Bankruptcy Court of the Northern District of Illinois (Eastern District) (A) Authorizing and Approving the Sale of Certain of the Debtors' Assets Pursuant to the Asset Purchase Agreement with Aquis Communications, Inc., (B) Authorizing and Approving Procedures for Assumption and Assignment or Rejection of Unexpired Leases and Executory Contracts and (C)
              Granting Related Relief dated as of November 18, 1999. (2)
       2.5    Stock Purchase Agreement dated June 15, 1999, by and among Aquis
              Communications, Inc., SunStar Communications, Inc., SunStar
              Communications, Inc. and SunStar One, LLC. (3)
       2.6 Asset Purchase Agreement, dated as of July 2, 1998, by and among Bell Atlantic-Delaware, Inc., Bell Atlantic-Maryland, Inc., Bell Atlantic-New Jersey, Inc., Bell Atlantic-Pennsylvania, Inc., Bell Atlantic-Virginia, Inc., Bell Atlantic-Washington, D.C., Inc.,

              Bell Atlantic-West Virginia, Inc., Bell Atlantic Paging, Inc. and BAP Acquisition Corp. (4)
       2.7 Consent and Amendment No. 1 to Asset Purchase Agreement, dated as of November 3, 1998 by and among Bell Atlantic-Delaware, Inc., Bell Atlantic-Maryland, Inc., Bell Atlantic New Jersey, Inc., Bell Atlantic-Pennsylvania, Inc., Bell Atlantic-Virginia, Inc., Bell Atlantic-Washington, D.C., Inc., Bell Atlantic-West Virginia. (4)
       3.1 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (5)
       3.2    Bylaws of the Registrant. (6)
       4.1    Form of Common Stock Certificate. (6)
       4.2    Form of Warrant Certificate. (6)
       4.3 Certificate of Designation, Preferences and Rights of 7 1/2% Redeemable Preferred Stock of Aquis Communications Group, Inc. (2)
       10.1   Amended and Restated 1994 Incentive Stock Option Plan, as amended.
              (9)
       10.2 Settlement Agreement, dated as of June 9, 1999 by and among Bell Atlantic-Delaware, Inc., Bell Atlantic-Maryland, Inc., Bell Atlantic-New Jersey, Inc., Bell Atlantic-Pennsylvania, Inc., Bell Atlantic-Virginia, Inc., Bell Atlantic-Washington, D.C., Inc., Bell Atlantic-West Virginia, Inc., Bell Atlantic Paging, Inc. and Aquis Communications, Inc. (3)
       10.3 Indemnity Escrow Agreement dated June 30, 1999 by and among SunStar One, LLC, Aquis Communications, Inc. and Phillips Nizer Benjamin Krim and Ballon, LLC. (3)
       10.4 Registration Rights Agreement dated June 15, 1999 by and between Aquis Communications, Inc. and SunStar One, LLC. (3)
       10.5 Asset Purchase Agreement dated June 10, 1999 by and among Aquis Communications Group, Inc., Aquis Communications, Inc., Francis Communications Texas, Inc. and Francis Communications I, LTD. (3)
       10.6 Pre-Closing Escrow Agreement dated June 10, 1999 by and between Francis Communications I, LTD, Aquis Communications, Inc. and Chase Bank of Texas, NA. (3)
       10.7 Asset Purchase Agreement dated September 28, 1999 by and among Aquis Wireless Communications, Inc., Aquis Communications Group, Inc., ABC Cellular Corporation and ABC Paging, Inc. (7)
       10.8 Loan Agreement, dated as of December 31, 1998, by and between Aquis Communications, Inc. and FINOVA Capital Corporation as Agent. (8)
       10.9 Note, dated December 31, 1998, of Aquis Communications, Inc. in the original principal amount of $30,000,000. (8)
       10.10 First Amendment to Loan Instruments, dated as of March 31, 1999, by and between Aquis Communications, Inc. and FINOVA Capital Corporation. (8)
       10.11 Guaranty (Equipment Lease), dated as of March 31, 1999, of Aquis Communications Group, Inc. (8)
       10.12 Guaranty, dated as of March 31, 1999, of Aquis Communications Group, Inc. (8)
       10.13 Security Agreement, dated as of March 31, 1999, executed by Aquis Communications Group, Inc. (8)
       10.14 Pledge Agreement, dated as of March 31, 1999, executed by Aquis Communications Group, Inc. (8)
       10.15 Equipment Lease, dated as of March 31, 1999, between Aquis Communications, Inc. and FINOVA Capital Corporation. (8)
       10.16 Employment Agreement dated as of July 7, 1998 between BAP Acquisition Corp and John X. Adiletta. (9)
       10.17 Letter Agreement amending Employment Agreement dated July 7, 1998 between BAP Acquisition Corp and John X. Adiletta. (9)
       10.18 Employment Agreement between D. Brian Plunkett and BAP Acquisition Corp. (9)
       10.19 Letter Agreement amending Employment Agreement dated July 7, 1998, as amended, between John X. Adiletta and BAP Acquisition Corp. and Employment Agreement between D. Brian Plunkett and BAP Acquisition Corp. (9)
       10.20 Employment Agreement dated as of January 4, 2000 between Aquis and Nick T. Catania (9)
       10.21  Amendment dated April 7, 2000 to Employment Agreement dated
              January 4, 2000 between Aquis and Nick T. Catania (9)
       10.22  Option Agreement dated as of January 4, 2000 between Aquis and
              Nick T. Catania (9)
       10.23 Amended and Restated Loan Agreement dated as of January 31, 2000 between Aquis and Finova Capital Corporation. (9)
       10.24 First Amendment to Loan Instruments dated as of April 10, 2000 between Aquis and Finova, Capital Corporation. (9)
       10.25 Loan Agreement dated as of March 31, 2000 between Aquis and AMRO International, S.A. (15)

       10.26 Common Stock Purchase Agreement dated as of April 9, 2000 between Aquis and Coxton, Limited. (15)
       10.27 Settlement Agreement and Release and Waiver of Claims between Aquis and John X. Adiletta. (9)
       10.28 Asset Purchase Agreement dated July 13, 2000 by and among Aquis IP Communications, Inc., Aquis and Sunstar IP Communications, L.L.C.
              (10)
       10.29 Amendment No. 1 dated August 31, 2000 to Asset Purchase Agreement dated July 13, 2000 by and among Aquis IP Communications, Inc., Aquis, and Sunstar IP Communications, L.L.C. (10)
       10.30 10% Note due October 31, 2000 from Sunstar IP Communications, L.L.C. to Aquis IP Communications, Inc. (10)
       10.31 Second Amendment to Loan Instruments Dated September 27, 2000 between Aquis Wireless Communications, Inc. and Finova Capital Corporation. (10)
       10.32 Separation Agreement and Waiver of Claims between Aquis and Nick Catania. (10)
       10.33 Executive Services Agreement dated September 19, 2000 by and among Aquis, Deerfield Partners, LLC and John B. Frieling. (10)
       10.36 Reseller Agreement dated as of February 10, 1997 between Bell Atlantic Paging, Inc. and Metrocall, Inc. (11)
       10.37 Reseller Agreement dated as of March 19, 1997 between Bell Atlantic Paging, Inc. and Destineer Corporation (11)
       10.38 Escrow Agreement dated April 9, 2000 among Aquis Communications Group, Inc., Coxton Limited and Epstein, Becker & Green, PC(15)
       10.39 Stock Purchase Warrant issued on May 3, 2000 to Coxton Limited by Aquis Communications Group, Inc.(15)
       10.40 Stock Purchase Warrant issued on May 3, 2000 to Ladenburg, Thalmann & Co. by Aquis Communications Group, Inc.(15)
       10.41 11% Convertible Debenture dated April 3, 2000 issued to AMRO International, S.A. by Aquis Communications Group, Inc.(15)
       10.42  Stock Purchase Warrant dated March 31, 2000 issued to AMRO
              International, S.A. by Aquis Communications Group, Inc.(15)
       10.43  Note Modification Agreement dated as of December 29, 2000 between
              Sunstar IP Communications, LLC and Aquis IP Communications,
              Inc.(11)
       10.44 Agreement between Brian Bobeck and Aquis Communications, Inc., dated November 23, 1998.(11)
       10.45 Stock Option Agreement dated September 19, 2000 between Aquis Communications Group, Inc. and John B. Frieling(11)
       10.46  Stock Option Agreement dated January 15, 2001 between
              Aquis Communications Group, Inc. and Keith J. Powell(11)
       10.47 Agreement between Keith J. Powell and Aquis Communications Group, Inc., dated January 14, 2001.(11)
       10.48 Agreement between David Laible and Aquis Communications, Inc., dated November 23, 1998.(11)
       10.49 Forbearance Agreement with AMRO International, S.A. dated as of April 18, 2001 (12)
       10.50 Professional Services Agreement with Pirinate, Inc. dated as of April 18, 2001 (12)
       10.51 Registration Rights Agreement dated as of March 31, 2000 between Aquis Communications Group, Inc. and AMRO International, S.A. (15)
       10.52  Registration Rights Agreement dated as of April 9, 2000 between
              Coxton Limited and Aquis Communications Group, Inc. (15)
       10.53  Forbearance Agreement and Third Amendment to Loan Instruments
              Dated as of June 7, 2001 between Aquis Wireless Communications, Inc. and Finova Capital Corporation (14)
       10.54 Second Note Modification Agreement entered into on June 29, 2001 by and between CUNA Network Services, LLC (formerly SunStar IP Communications, Inc.) and Aquis IP Communications, Inc. (14)
       10.55 Letter from Epstein Becker & Green, PC dated June 8, 2001 authorizing extension of AMRO Forbearance Agreement to December 31, 2001 (15)
       10.56 Opinion of Buchanan Ingersoll, PC dated April 11, 2000 for benefit of AMRO International, S.A. (15) 10.57 Instruction to transfer agent regarding AMRO convertible debenture (15) 10.58 Form of Draw Down Notice pursuant to Common Stock Purchase Agreement dated as of April 9, 2000 (15) 10.59 Opinion of Buchanan Ingersoll, PC dated April 28, 2000 for benefit of Coxton Limited (15)
       10.60 Escrow Agreement dated as of March 31, 2000 among Aquis Communications Group, Inc., AMRO International, S.A. and Epstein Becker & Green, PC (15)
       16.1 Letter of PricewaterhouseCoopers LLP dated March 8, 2001 regarding change in certifying accountants (13)

       21.1   Subsidiaries of Registrant(15)
       23.1   Consent of PricewaterhouseCoopers dated November 1, 2001(16)
-----------

(1) Incorporated by reference to Aquis' Current Report on Form 8-K dated November 6, 1998

(2) Incorporated by reference to Aquis' Current Report on Form 8-K dated February 15, 2000

(3) Incorporated by reference to Aquis' Current Report on Form 10-Q for the quarter ended June 30, 1999

(4) Incorporated by reference to Aquis' Quarterly Report Form 10-Q for the quarter ended March 31, 1999.

(5)    Incorporated by reference to Aquis' Proxy Statement, dated March 11,
       1999.

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

(10) Incorporated by reference to Aquis' Registration Statement on Form S-1 dated September 29, 2000, Commission File #333-46892.

(11) Incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2000.

(12) Incorporated by refernce to Aquis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(13) Incorporated by reference to Aquis' current report on Form 8-K dated March 5, 2001

(14) Incorporated by reference to Aquis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(15) Incorporated by reference to Aquis' Registration Statement on Form S-1, Amendment Number 2, filed with the Commission on August 24, 2001, Commission File number 333-46892

(16)   Filed herewith



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


Dated: November 2, 2001

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




  Name                                Title                                       Date
  ----                                -----                                       ----
/s/ John B. Frieling
----------------------------
  John B. Frieling                   Chief Executive Officer and Director         November 2, 2001

/s/ D. Brian Plunkett
----------------------------
  D. Brian Plunkett                  Chief Financial Officer                      November 2, 2001

/s/ Patrick M. Egan
----------------------------
  Patrick M. Egan                    Director                                     November 2, 2001

/s/ Michael Salerno
----------------------------
  Michael Salerno                    Director                                     November 2, 2001

/s/ Robert Davidoff
----------------------------
  Robert Davidoff                    Director                                     November 2, 2001


INDEX TO FINANCIAL STATEMENTS
AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


Reports of Independent Accountants.................................................................................    F-2
Consolidated Balance Sheets at December 31, 2000 and 1999..........................................................    F-4
Consolidated Statements of Operations for the three years ended December 31, 2000, 1999, and 1998..................    F-5
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998....    F-6
Consolidated Statements of Cash Flows for the three years ended December 31, 2000, 1999, and  1998.................    F-7
Notes to Consolidated Financial Statements.........................................................................    F-8



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Aquis Communications Group, Inc:

         We have audited the accompanying consolidated balance sheet of Aquis Communications Group, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses from operations at December 31, 2000, had a working capital deficiency of $32,167,000, and is in default of the loan agreement with its senior and bridge loan lenders. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Wiss & Company LLP

Livingston, New Jersey
April 11, 2001
Except for paragraph 2 of Note 21 for
which the date is October 29, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Aquis Communications Group, Inc:

         In our opinion, the accompanying consolidated balance sheet of Aquis Communications Group, Inc. and Subsidiaries ("Company") as of December 31, 1999, the related statements of operations and cash flows for the year then ended and the related statements of stockholders' equity for the years ended December 31, 1999 and 1998 present fairly, in all material respects, the financial position of the Company at December 31, 1999 the results of its operations and its cash flows for the year then ended, and the changes in stockholders' equity for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1999.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 28, 2000 Except for paragraph 4
of Note 10 for which the date is
April 12, 2000


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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 12, 1999

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                                              December 31,
                                                                                                           2000          1999
                                                                                                           ----          ----
ASSETS
Current assets:
  Cash and cash equivalents ......................................................................     $    378      $    973
                                                                                                       --------      --------
  Accounts receivable (net of allowances of $1,929 and $939, respectively) .......................        4,912         4,933
  Inventory, net .................................................................................          228           228
  Acquisition escrow deposits ....................................................................            _           200
  Prepaid expenses and other current assets ......................................................          426         1,072
                                                                                                       --------      --------

      Total current assets .......................................................................        5,944         7,406
Property and equipment, net ......................................................................        9,954        10,461
Intangible assets, net ...........................................................................        6,976        20,092
Deferred charges and other assets ................................................................          264         1,365
                                                                                                       --------      --------

        Total assets .............................................................................     $ 23,138      $ 39,324
                                                                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt ...........................................................     $ 27,857      $    508
  Notes payable ..................................................................................        2,000         6,750
  Accounts payable ...............................................................................        5,947         6,750
  Accrued expenses ...............................................................................        1,081         2,535
  Deferred revenue ...............................................................................          846           930
  Customer deposits ..............................................................................          380           577
                                                                                                       --------      --------

      Total current liabilities ..................................................................       38,111        11,300

Long term debt ...................................................................................           --        25,963
                                                                                                       --------      --------

Total liabilities ................................................................................       38,111        37,263
                                                                                                       --------      --------

Commitments and contingencies

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized, 15,000 shares
  issued at December 31, 2000, none issued 1999 ..................................................        1,603            --
                                                                                                       --------      --------
Stockholders' equity:
  Common stock, $0.01 par value, 75,000,000 shares authorized, 17,611,000 and 16,551,000
  issued and outstanding at December 31, 2000 and 1999, respectively .............................          176           166
  Additional paid-in capital .....................................................................       18,211        13,195
  Accumulated deficit ............................................................................      (34,913)      (11,175)
  Note receivable from stockholder ...............................................................          (50)         (125)
                                                                                                       --------      --------

  Total stockholders' equity .....................................................................      (16,576)        2,061
                                                                                                       --------      --------

          Total liabilities and stockholders' equity .............................................     $ 23,138      $ 39,324
                                                                                                       ========      ========

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                 Years Ended December 31,
                                                                    -----------------------------------------------------
                                                                        2000                 1999             1998
                                                                        ----                 ----             ----
                                                                                                           Predecessor
Revenues:
  Paging services, rent and maintenance ...................          $27,926               $30,368               $23,309
  Equipment sales .........................................              757                   791                 3,123
                                                                ------------          ------------          ------------

       Total revenues .....................................           28,683                31,159                26,432
                                                                ------------          ------------          ------------

Operating expenses:
  Cost of paging services exclusive of depreciation .......           12,984                13,070                 8,450
  Cost of equipment sold exclusive of depreciation ........              742                   947                 2,709
  Selling and marketing ...................................            3,595                 3,881                 3,394
  General and administrative ..............................            7,045                 7,676                 5,657
  Depreciation and amortization ...........................           10,450                10,878                 4,323
  Provision for doubtful accounts .........................            1,494                   919                 1,154
   Provision for asset impairment .........................            9,500                     _                     _
  Abandoned acquisition costs .............................               57                 1,692                     _
                                                                ------------          ------------          ------------

       Total operating expenses ...........................           45,867                39,063                25,687
                                                                ------------          ------------          ------------

Operating (loss) income ...................................          (17,184)               (7,904)                  745
Interest expense, net .....................................           (6,670)               (3,004)                    _
Gain on sale of equipment .................................              116                    29                     _
                                                                ------------          ------------          ------------

(Loss) Income before income taxes and
extraordinary item ........................................          (23,738)              (10,879)                  745
Provision for income taxes ................................                _                     _                  (296)
                                                                ------------          ------------          ------------

Income before extraordinary item ..........................          (23,738)              (10,879)                  449
Extraordinary item, net of income taxes of $454 ...........                _                     _                   682
                                                                ------------          ------------          ------------

NET (LOSS) INCOME .........................................          (23,738)              (10,879)                1,131

Preferred stock dividends .................................              103                     _                     _
                                                                ------------          ------------          ------------

(Loss) Income attributable to common stockholders .........     $    (23,841)         $    (10,879)         $      1,131
                                                                ============          ============          ============

NET LOSS PER COMMON SHARE:
  Basic and diluted .......................................     $      (1.38)         $       (.76)

Weighted average common shares outstanding ................       17,354,000            14,233,000



   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)





                                                                                              Additional                  Notes
                                                  Common Stock            Preferred Stock      Paid-in  Accumulated    Receivable-
                                                Shares    Amounts       Shares      Amounts    Capital    Deficit     Stockholder
                                               -------    -------       ------      -------  ---------- ------------  -----------
Balance at January 1, 1998 (date
  capitalized) .......................           99          $ -           -          $  -        $  -       $   -          $  -
Issuance of shares to Founders of the
  Company in connection with
  individual stock subscriptions in
  January 1998 .......................        7,991            -           -             -           -           -             -
Value ascribed to shares issued to
  Founders of the Company in
  July 1998 ..........................        2,910            -           -             -          39           -             -
Value ascribed to shares issued in
  connection with the issuance of
  promissory notes in July 1998 ......        7,500            -           -             -         108           -             -
Value ascribed to shares issued to a
  preferred stockholder in
  November 1998.......................        2,000            -           -           (54)         54           -             -

Value ascribed to the shares issued
  to a noteholder in July 1998 .......        1,500            -           -             -          20           -             -
Issuance of preferred stock ..........            -            -      78,000         5,884           -           -             -
Net loss .............................            -            -           -             -           -        (296)            -
Notes received from stockholder in
  connection with the purchase of
  preferred stock ....................            -            -           -             -           -           -          (240)

                                         ----------   ----------  ----------    ----------  ----------  ----------    ----------
Balance at December 31, 1998 .........       22,000          $ -      78,000    $    5,830  $      221  $     (296)   $     (240)


Shares issued in connection with the
  merger with Paging Partners
  March 31, 1999 .....................   15,199,000          152     (78,000)       (5,830)     11,313           -             -
Shares issued in SunStar acquisition .    1,150,000           12           -             -       1,550           -             -
Reduction of note due from
  stockholder in connection with
  settlement of claim ................            -            -           -             -           -           -           115
Shares issued to Directors on
  December 15, 1999 ..................      180,000            2           -             -         111           -             -
Net loss .............................            -            -           -             -           -     (10,879)            -

                                         ----------   ----------  ----------    ----------  ----------  ----------    ----------
Balance at December 31, 1999 .........   16,551,000          166           -             -      13,195     (11,175)         (125)

Issuance of shares and reduction of
  note due from stockholder to settle
  claim ..............................      133,000            1           -             -         524           -            75
Shares issued for legal services .....      275,000            2           -             -         377           -             -
Shares issued for options exercised ..      332,000            4           -             -         376           -             -
Value ascribed to the issuance of
  warrants in connection with the
  convertible debenture and equity
  line of credit .....................            -            -           -             -       1,553           -             -
Value of beneficial conversion
  feature of AMRO debenture ..........            -            -           -             -         222           -             -
Value ascribed to the issuance of
  shares for purchase of paging
  assets from Suburban ...............      320,000            3           -             -       1,595           -             -
Dividends accrued on 7.5% Redeemable
  Preferred Stock ....................            -            -           -             -        (103)          -             -
Value ascribed to options issued to
  former President ...................                                                             693
Costs incurred in connection with
  registration of common stock .......            -            -           -             -        (221)          -             -
Net loss .............................            -            -           -             -           -     (23,738)            -
                                         ----------   ----------  ----------    ----------  ----------  ----------    ----------
Balance at December 31, 2000 .........   17,611,000   $      176           -             -  $   18,211  $  (34,913)   $      (50)
                                         ==========   ==========  ==========    ==========  ==========  ==========    ==========

                                               Total
                                            Stockholders'
                                              Equity
                                            -------------
Balance at January 1, 1998 (date
  capitalized) .......................          $   -
Issuance of shares to Founders of the
  Company in connection with
  individual stock subscriptions in
  January 1998 .......................              -
Value ascribed to shares issued to
  Founders of the Company in
  July 1998 ..........................             39
Value ascribed to shares issued in
  connection with the issuance of
  promissory notes in July 1998 ......            108
Value ascribed to shares issued to a
  preferred stockholder in
  November 1998.......................              -

Value ascribed to the shares issued
  to a noteholder in July 1998 .......             20
Issuance of preferred stock ..........          5,884
Net loss .............................           (296)
Notes received from stockholder in
  connection with the purchase of
  preferred stock ....................           (240)
                                           ----------
Balance at December 31, 1998 .........     $    5,515

Shares issued in connection with the
  merger with Paging Partners
  March 31, 1999......................          5,635
Shares issued in SunStar acquisition .          1,562
Reduction of note due from
  stockholder in connection with
  settlement of claim.................            115
Shares issued to Directors on
  December 15, 1999...................            113
Net loss .............................        (10,879)
                                           ----------
Balance at December 31, 1999 .........          2,061

Issuance of shares and reduction of
  note due from stockholder to settle
  claim ..............................            600
Shares issued for legal services .....            379
Shares issued for options exercised ..            380
Value ascribed to the issuance of
  warrants in connection with the
  convertible debenture and equity
  line of credit .....................          1,553
Value of beneficial conversion
  feature of AMRO debenture ..........            222
Value ascribed to the issuance of
  shares for purchase of paging
  assets from Suburban ...............          1,598
Dividends accrued on 7.5% Redeemable
  Preferred Stock ....................           (103)
Value ascribed to options issued to
  former President ...................            693
Costs incurred in connection with
  registration of common stock .......           (221)
Net loss .............................        (23,738)

                                           ----------
Balance at December 31, 2000 .........     $  (16,576)
                                           ==========

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                       Years Ended December 31,
                                                                                  -----------------------------------
                                                                                     2000        1999        1998
                                                                                     ----        ----        ----
                                                                                                          Predecessor
Cash flows from operating activities:
  Net (loss) income ...........................................................   $(23,738)   $(10,879)   $  1,131
  Adjustments to reconcile net loss to net cash (used by)/provided by operating activities:
  Provision for asset impairment ..............................................      9,500           _           _
  Gain on sale of business ....................................................          _           _      (1,136)
  Depreciation and amortization ...............................................     10,450      10,878       4,323
  Costs of abandoned business combinations ....................................         57       1,692           _
  Cost of beneficial conversion feature of convertible debenture ..............        222           _           _
  Amortization of deferred financing costs ....................................      1,133         141           _
  Stock-based compensation ....................................................        693         113           _
  Reduction of note due from stockholder ......................................         75         115           _
  Deferred income taxes .......................................................          _           _        (590)
  Provision for doubtful accounts .............................................      1,494         919       1,154
  Provision for inventory obsolescence ........................................          _           _        (136)
   (Gain) loss on sale of property and equipment ..............................       (116)        (29)        232
  Warrants expensed in connection with debenture and line of credit ...........      1,553           _           _
   Changes assets and liabilities, net of business acquisitions:
     Accounts receivable ......................................................     (1,538)     (3,479)     (1,238)
     Due from affiliates for trade and intercompany payable ...................          _           _      (2,390)
     Inventory ................................................................       (959)       (135)       (394)
     Prepaid expenses and other current assets ................................        775          15        (543)
     Accounts payable and accrued expenses ....................................       (665)      5,579       1,160
     Income taxes payable .....................................................          _           _         848
     Deferred revenues and customer deposits ..................................       (668)       (287)         35
                                                                                  --------    --------    --------
  Net cash (used by) provided by operating activities .........................     (1,732)      4,643       2,456
                                                                                  --------    --------    --------
Cash flows from investing activities:
  Business acquisitions .......................................................     (2,454)    (18,940)          _
  Acquisition of property, equipment and licenses .............................     (1,258)     (2,275)     (4,217)
  Deferred business acquisition costs .........................................        (57)     (2,230)          _
  Acquisition escrow deposits .................................................        200        (200)          _
  Sale of property and equipment ..............................................      2,091         345         236
                                                                                  --------    --------    --------
  Net cash used by investing activities .......................................     (1,478)    (23,300)     (3,981)
                                                                                  --------    --------    --------
Cash flows from financing activities:
  Issuance of long term debt ..................................................      4,450      26,615           _
  Proceeds from stock issued pursuant to options exercised, net ...............        158           _           _
  Repayment of notes payable to stockholders ..................................        (75)       (520)          _
  Repayment of notes payable ..................................................          _      (4,150)          _
  Repayment of long term debt .................................................     (1,685)       (144)          _
  Repayment of capital lease obligation .......................................       (233)     (1,506)          _
  Deferred financing costs ....................................................          _        (665)          _
                                                                                                          --------
  Due to affiliates ...........................................................          _           _       1,564
                                                                                  --------    --------    --------

  Net cash provided by financing activities ...................................      2,615      19,630       1,564
                                                                                  --------    --------    --------

Net increase (decrease) in cash and cash equivalents ..........................       (595)        973          39
Cash and cash equivalents - beginning of year .................................        973           _          31
                                                                                  --------    --------    --------

Cash and cash equivalents - end of year .......................................   $    378    $    973    $     70
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

         On March 31, 1999, Paging Partners Corporation merged with Aquis Communications, Inc. ("ACI", incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). The historical financial statements prior to March 31, 1999, are those of ACI. ACI had no operating activities prior to the acquisition of BAPCO on December 31, 1998. The Statements of Changes in Stockholders' Equity for the periods presented reflect that of ACI. The statements of operations and of cash flows for the year ended December 31, 1998 represent the financial statements of the Predecessor Company for such periods. Per share data was not provided for the predecessor financial statements as the predecessor was a carved out entity from Bell Atlantic Corp. and did not have a capital structure. The Predecessor Company financial statements include allocations of certain Bell Atlantic Corporation ("Bell Atlantic") revenues and expenses. Management believes that these allocations are reasonable. However, the revenues and expenses allocated are not necessarily indicative of the revenues and expenses that would have been earned or incurred if the Predecessor Company had performed or procured these functions as a separate entity.

         Aquis' consolidated financial statements as of and for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Aquis incurred losses of about $23.7 and $10.9 million during each of the years ended December 31, 2000 and 1999, respectively. Aquis' deteriorating financial results have caused it to be in default of its agreement with its senior lender, and in January 2001 the Company failed to make a required principal repayment of $514 under that loan. Further, Aquis has not made any required interest payments on this debt since January 11, 2001. Aquis is required to pay that lender $2,056 of loan principal during the year ended December 31, 2001 and a $2,000 note payable to AMRO International matures in October 2001, unless it is sooner converted to common stock at AMRO's election. Aquis is further obligated to pay minimum lease payments under non-cancelable leases during 2001 in the approximate amount of $7,262. The Company's principal source of liquidity at December 31, 2000 included cash and cash equivalents of about $378. Aquis, at December 31, 2000 reported a working capital deficit of $32,167.

         In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets may reduce trading volume and liquidity, may diminish the Company's ability to restructure its debt or raise additional equity, andhas resulted in the technical and functional termination of the right or ability of Aquis to obtain any funding under its Common Stock Purchase Agreement with Coxton.

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

         Aquis presents depreciation and amortization expenses as a separate charge in its Statement of Operations. During the years ended December 31, 2000, 1999 and 1998, respectively, depreciation expenses totaling $5,773, $6,893 and $3,822 relating to communications infrastructure and leased pagers were so included.

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

 Advertising Costs

         Costs associated with advertising in Yellow Pages or similar directories and other costs for such items as direct mail ads or promotional items are expensed when the ad is first published and circulated or when the expense is incurred for the direct mailing or promotional item. Total advertising expenses totaled $479, $118, and $71 in 2000, 1999, and 1998, respectively.

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

         The aggregate purchase price of $6,124, which includes transaction costs, has been allocated to the net assets acquired based upon their estimated fair market values. The purchase price was determined by using the average quoted stock price of Paging Partners a few days before and after the date on which the terms of the Merger were agreed and announced. The assets and liabilities recorded in connection with the purchase price allocation are based on estimated fair value. Intangible assets of approximately $5,038 (principally customer lists and FCC licenses) are being amortized over three to ten years on a straight-line basis.

         The results of operations included in the accompanying financial statements for the year ended December 31, 2000 include Paging Partners' operations for 12 months. The following unaudited pro forma information presents a summary of the results of operations for prior periods as if the Paging Partners merger occurred on January 1, 1998.

                                                  For the Years Ended
                                                      December 31
                                              ------------------------------
                                                 1999              1998
                                                 ----              ----
                                                               Predecessor

Revenue...............................          $33,433           $36,334
Net loss..............................        $(11,309)          $(7,427)
Net loss per common share.............          $(0.72)


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

         Effective on August 31, 2000 Aquis sold its Internet operations to a private group headed by the CEO and a Director of Aquis, along with the President of that operating subsidiary. At that time, the net assets totaled $1,400 net of $650 of current liabilities and included licenses, other intangibles and customer receivables. Including those assumed current liabilities, the purchase price was $2,966. Cash of $987 was received along with a 10% note maturing on December 31, 2000 in the face amount of $1,329 in consideration of the non-cash portion of the purchase price. The maturity date of this note was extended by the parties to March 31, 2001. The independent members of Aquis' Board of Directors are in discussions with the buyers concerning an additional short-term extension of the note. The buyers have been requested to provide additional information about the financial performance of the internet business since the date they acquired it and the expected source of funding for the payment of that note. This information is intended to satisfy the board that payment can be made within the extension period before further extension is granted. Gain on the sale of the underlying assets will be booked only as collection of the Note Receivable is realized. Revenues and expenses realized from Internet operations totaled $513 and $1,395, respectively, during Aquis' ownership period in 2000, and those losses led to the decision to sell this operation. Results of operations for this Internet business have been included in the accompanying financial statements for Aquis' ownership from July 1, 1999 through August 31, 2000.

 SourceOne Wireless:

         On January 31, 2000, the Company completed the acquisition of certain assets of SourceOne Wireless, a facilities-based provider of one-way paging services to subscribers in several Midwestern states. Previously, on August 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") and Agreement Pending Purchase Closing (the "Agreement") with SourceOne Wireless, Inc. and two of its affiliates ("SOWI"). SOWI and its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court in the Northern District of Illinois between April 29 and July 2, 1999. Pursuant to the Agreement, the Company managed the day-to-day operations of certain SOWI businesses pending the closing of the associated Purchase Agreement. This closing was subject to various approvals, including that of the Bankruptcy Court and the FCC. During the management period, a reduction of the purchase price to $3,750 was negotiated, and resulted in a reduced price of $2,250 in cash and 15,000 shares of the Company's 7.5% cumulative preferred stock valued at $1,500 as agreed among the parties. Acquisition costs totaling about $502 were deferred at December 31, 1999, and is treated as a cost of the assets acquired on January 31, 2000. The aggregate purchase price, including transaction costs, totaled approximately $4,500, and this purchase was accounted for under the purchase method of accounting. Costs to acquire the assets of SourceOne Wireless were capitalized at December 31, 1999, including an escrow deposit of $200, since this transaction was closed on January 31, 2000. The revenues and expenses realized from the operations of these net assets are included in the Company's results of operations from the date of acquisition. The results of operations of the SourceOne assets for the month of January 2000 had no significant effect on Aquis' reported earnings for the year.

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

6.  PROPERTY AND EQUIPMENT:

         As of December 31, 2000 and 1999, property and equipment consists of the following:

                                                                  December 31,
                                                             ------------------
                                                              2000        1999
                                                             ------      ------
Rental pagers (3 years)....................................  $9,363      $7,605
Paging network equipment (7 years).........................  10,686       8,082
Data processing equipment (2-5 years)......................   1,169       1,096
Furniture, fixtures and office equipment (5 years).........   1,003         326
Leasehold improvements (various)...........................     437         435
Other......................................................      17          17
                                                             ------       -----

                                                             22,675      17,561
Less accumulated depreciation..............................  12,721       7,100
                                                             ------       -----


                                                             $9,954     $10,461
                                                             ======

7.  INTANGIBLE ASSETS:

         Intangible assets consist of the following as of December 31, 2000 and 1999:

                                                    December 31,
                                                 -----------------
                                                   2000      1999
                                                 --------  -------
FCC licenses and State certificates (10 years)   $ 4,524   $15,854
Customer lists (3 years) .....................     6,216     5,681
Goodwill (10 years) ..........................         _     1,996
                                                 -------   -------

                                                  10,740    23,531
Less accumulated amortization ................     3,764     3,439
                                                 -------   -------
                                                 $ 6,976   $20,092
                                                 =======   =======


         Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements as described in more detail elsewhere herein, Aquis has recognized a charge for impairment of the carrying value of its FCC licenses and State certificates in the amount of $9,500 at December 31, 2000. The amount of the loss was based on the difference between the net book value of those intangible assets and the amount of the estimated annual cash flows thorugh December 31, 2008 discounted to net present value using a discount rate of 20%. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets.

8.  DEFERRED CHARGES:

         At December 31, 2000 and 1999, deferred charges consisted of the following:

                                               December 31,
                                           -----------------
                                             2000      1999
                                           ------   --------
Deferred financing costs ................   $ -0-   $   633
Deferred acquisition costs ..............     -0-       502
Unamortized software and other costs.....     264       230
                                            -----   -------
                                            $ 264   $ 1,365
                                            =====   =======


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

9.  COMMITMENTS AND CONTINGENCIES:

         The Company leases facilities and equipment used in its operations. Many lease agreements include renewal options with Consumer Price Index related rent escalations. At December 31, 2000, the aggregate future minimum rental commitments under non-cancelable operating leases were as follows:

            Years

            2001.............................       $2,443
            2002.............................        1,969
            2003.............................        1,563
            2004.............................          630
            2005.............................          498
            Thereafter.......................          159
                                               -----------
                                                    $7,262
                                               ===========


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

         Aquis received correspondence from legal counsel to Mr. Adiletta, a former President of Aquis, in August 2000 in which Mr. Adiletta claimed that Aquis was in breach of its obligation to register under the Securities Act of 1933 the shares underlying certain options granted to him previously as contemplated by the terms of the settlement agreement. Mr. Adiletta also requested that he be permitted to submit a bid for the purchase of certain of the assets of Aquis' Internet related business operations conducted by Aquis IP Communications, Inc., which assets were at the time of the letter from Mr. Adiletta the subject of a signed Asset Purchase Agreement with the investment group headed by Mr. John Hobko, then President of Aquis IP Communications, Inc., and Mr. John B. Frieling, a director of Aquis. Subsequent communications between the parties directed toward the negotiated resolution of Mr. Adiletta's claim indicate that such matter is likely to be resolved without material exposure to Aquis, although as of this date no settlement agreement has been entered into between the parties addressing Mr. Adiletta's August 2000 claims.


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

         On September 27, 2000, the Company and FINOVA agreed to modify the terms of its Senior Loan Agreement, as amended. These modifications permit Aquis to retain all proceeds from the sale of its Internet operations and gives Aquis an option to reduce the scheduled principal payment due on July 1, 2001 from $514 to $200 in exchange for payment of a fee of $75. Financial ratio covenants related to the amount of senior and total debt outstanding and to its debt service coverage were also relaxed from original levels through September 30, 2001. The maximum permitted leverage ratios were increased by amounts ranging from 33% to 75% of original limits. Minimum required coverage ratios were relaxed by 34% to 54% of original requirements. In exchange, Aquis has agreed to pay quarterly fees of $75 if original financial ratios are not maintained. Further, additional contingent fees of up to $250 per quarter will be added to the principal balance due at final maturity if Aquis is unable to meet the financial ratios as amended in April, 2000. The Company paid a fee of $100 in order to secure these modifications. Finally, a principal payment of $2,000 would be required on or before December 31, 2000 in order to avoid the assessment of a $500 fee and an interest rate increase of 2%. That fee, at the Company's election, would also be added to the principal balance otherwise payable at the maturity date of this loan. Aquis has not made the specified principal payment of $2,000, nor has the scheduled quarterly principal payment due on January 2, 2001 of $514 been made. The Company and its lender are discussing alternatives for the Company's failure to make the scheduled principal payment and the Company's projected non-compliance with amended financial covenants at December 31, 2001. As the result of the defaults under the FINOVA and AMRO agreements, all debt has been classified as current at December 31, 2000.

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

          2001.................................        $4,496
          2002.................................         3,599
          2003.................................        21,680
          2004.................................            82
                                                 ------------
                                                      $29,857
                                                 ============


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

         The provision for income taxes is summarized as follows:

                                        2000        1999        1998
                                        ----        ----        ----
                                                            Predecessor
Federal:
  Current ......................      $    -      $    -      $ 1,235
  Deferred (benefit), net ......      (4,012)     (3,756)        (647)
  Valuation allowance ..........       4,012       3,756            -

  Total Federal ................          -            -          588

State:
  Current ......................      $    -      $    -      $   337
  Deferred (benefit), net ......        (945)       (898)        (179)
  Valuation allowance ..........         945         898            -

  Total State ..................           -           -          158

Total provision for income taxes      $    -      $    -      $   746

         Significant components of deferred tax assets and liabilities as of December 31, 2000 are as follows:

                                                                2000    1999
                                                                ----    ----
Deferred tax assets:
  Allowance for doubtful accounts ....................      $    813  $    396
  Depreciation .......................................         1,673       815
  Net operating loss carryforwards ...................         9,327     5,487
  Settlement reserve .................................           170       264
  Other_net ..........................................             _        33


  Total deferred tax assets ..........................        11,983     6,995
  Deferred tax liabilities_amortization of intangibles        (1,001)   (1,029)

  Net deferred tax assets before valuation allowance .        10,982     5,966
  Valuation allowance ................................       (10,982)   (5,966)

Net deferred tax asset ...............................      $      -  $      -

A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows:

                                                   2000     1999       1998
                                                   ----     ----       ----
                                                                    Predecessor

Tax (benefit) at Federal statutory rate ......    (34.0)%   (34.0)%      34.0%
State income taxes, net of Federal tax benefit        -         -         6.0%
Permanent differences ........................      7.0%      0.4%          -
Valuation allowance ..........................     27.0%     33.6%          -
Effective tax rate ...........................        -         -        40.0%

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


15.  STOCK OPTIONS:

         Through the merger with Paging Partners, the Company has a stock option plan (the "Plan"), as amended. Under this plan, options to purchase shares of the Company's common stock, intended to qualify as "incentive stock options, may be granted to Aquis employees. A total of 1,500,000 shares of common stock had been reserved for issuance under the amended Plan. Options are exercisable for terms of six months to ten years from the date granted. Details are as follows (shares and prices are stated at original amounts before effect of the share conversion effected through the merger):

                                                Number           Option
                                              of Shares       Price Range
                                              ---------       -----------
1998
Outstanding, January 1 ................         341,950       $0.88-6.25
Granted ...............................         216,100       $1.38-4.38
Exercised .............................         (25,750)      $0.88-1.00
Cancelled .............................        (180,150)      $0.88-6.25

Outstanding, December 31...............         352,150       $0.88-4.19

Exercisable, December 31..............          342,150       $0.88-4.19

1999
Outstanding, January 1 ...............          352,150       $0.88-4.19
Granted ..............................        1,209,946       $1.00-1.38
Exercised ............................           (2,500)           $0.88
Cancelled ............................         (523,683)      $0.88-1.38

Outstanding, December 31..............        1,035,913       $0.88-4.19

Exercisable, December 31..............          460,150       $0.88-4.19

2000
Outstanding, January 1 ...............        1,035,912         $88-4.19
Granted ..............................        2,345,000    $0.2344-1.625
Exercised ............................         (331,800)    $0.875-1.875
Cancelled ............................         (739,500)   $.9375-4.1875

Outstanding, December 31..............        2,309,612     $0.2344-3.00

Exercisable, December 31..............        1,284,602       $0.75-3.00

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

16.  WARRANTS:

         Aquis issued warrants to AMRO, Coxton and Ladenburg, Thalmann & Co. in connection with obtaining the bridge loan from AMRO and the equity line of credit from Coxton. In exchange for the funding and agreements gained in those transactions, and in addition to other compensation, those parties received the following warrants:

                                      Options to     Date Options       Date of
                                       Purchase          First        Expiration of
                                    Shares of Stock   Exercisable        Options      Exercise Price
                                    ---------------  ------------     -------------   --------------
AMRO International, S.A                 357,942      April 12, 2000   April 12, 2003      $3.163
Coxton, Limited                         600,000       May 3, 2000      May 3, 2003        $2.300
Ladenburg, Thalmann & Co.               300,000       May 3, 2000      May 3, 2003        $2.300


         Valued on their dates of issuance using the Black-Scholes pricing model under assumptions similar those described in Note 15, above, the non-cash cost to Aquis of these securities was $1,553,000 and was included as a component of the Company's cost of financing, or interest expense, for the year ended December 31, 2000.

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

18.  SUPPLEMENTAL CASH FLOW DATA:

         The tables below provides supplemental information to the consolidated statements of cash flows:

                                                               2000       1999      1998
                                                               ----       ----      ----
Cash paid for interest.....................................   $3,500     $2,586        $_
Cash paid for taxes........................................       $_         $_      $570
Note receivable accepted as partial consideration..........       $_         $_    $4,150
Receivable from affiliate..................................       $_         $_    $4,835
Receivable from the Company................................       $_         $_    $4,565

Business Acquisitions

         During the year ended December 31, 2000, Aquis purchased targeted paging assets of SourceOne Wireless and Suburban Paging. In 1999, the Company used cash of $18,940 for business acquisitions in connection with the final cash payment made for the December 31,1998 BAPCO assets purchase and for Paging Partners and SunStar transactions:


                                                                                                 BAPCO,
                                                                             SourceOne      Paging Partners
                                                                                And           and SunStar
                                                                              Suburban       Transactions
                                                                             ---------      ----------------
SourceOne, Suburban & BAPCO purchase price,
 fair values for Paging Partners and SunStar assets...............              $8,816           $40,620
Note issued to Bell Atlantic Mobile...............................                   _            (4,150)
Liabilities assumed...............................................              (1,801)           (3,262)
Exchange of common stock..........................................              (1,598)           (7,197)
Exchange of preferred stock.......................................              (1,500)                _
Transaction costs paid or accrued.................................              (1,223)           (1,535)
Cash paid at closing - BAPCO......................................                   _            (5,366)
Cash acquired - Paging Partners and SunStar.......................                (240)             (170)
                                                                                ------           --------
Net cash paid ....................................................              $2,454           $18,940
                                                                                ======           =======


         Gross cash paid in connection with the SourceOne purchase in January 2000 was $2,894. Excluding cash acquired in the Paging Partners and SunStar transactions, cash paid in conjunction with those two transactions in 1999 totaled $575.

19.  QUARTERLY FINANCIAL RESULTS (UNAUDITED):

         Quarterly financial information for the years ended December 31, 2000 and 1999 is summarized below:

                                                           First        Second        Third        Fourth
                                                          Quarter       Quarter      Quarter       Quarter
                                                          -------       -------      -------       -------
Year ended December 31, 2000:
  Total revenues.....................................         $8,111        $7,877       $6,995        $5,700
  Operating loss.....................................     (2,051)(b)       (1,437)        (914)      (12,782)
  Net loss attributed to common shareholders.........        (2,861)       (2,384)        (885)  (17,711)(c )
  Net loss per share (basic and diluted).............         (0.17)        (0.14)       (0.05)        (1.02)

Year ended December 31, 1999:
  Total revenues.....................................         $6,422        $8,056       $8,717        $8,092
  Operating loss.....................................          (413)       (1,145)      (1,970)    (4,376)(a)
  Net loss...........................................        (1,342)       (1,790)      (2,702)       (5,045)
  Net loss per share (basic and diluted).............         (0.15)        (0.12)       (0.17)        (0.31)

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

                                              Balance at    Charges to    Deductions    Balance at
                                               Beginning    Costs and     and Other         End
                                                of Year      Expenses    Adjustments      of Year
                                              ----------    ----------   -----------    -----------
Allowance for doubtful accounts:
  1998..................................          $304        $1,154          $968          $490
  1999..................................           490           919           470           939
  2000..................................           939         1,494           504         1,929

Allowance for inventory obsolescence:
  1998..................................          $321        $(136)            $_          $185
  1999..................................           185             _           185             _
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

         In September, 2001, in accordance with the payment terms of an amendment to the note due from the buyers of the Company's Internet asssets, a payment of $625,000 was received in full satisfaction of the outstanding amounts due to Aquis under that note. The maturity date of this note had been extended from December 31, 2000 to March 31, 2001 and was extended again to December 31, 2001. The final modification provided for full satisfaction of this note at graduated discounted payment amounts through December 31, at which date the full undiscounted amount was due.

                                 Exhibit Index
                                 -------------

      Exhibit
      Number                   Description
      ------                   -----------
(Referenced to Item 601 of Regulation S-K)


       23.1    Consent of PricewaterhouseCoopers dated November 1, 2001