Form 10-K
period 2001-12-31
AQUIS COMMUNICATIONS GROUP INC
filed 2002-04-02
CIK 920854

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                                   (MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.
                                       OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                        Commission file number 000-33343

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

                          Common Stock, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 2002, was approximately $145,754 based upon a last sales price on such date of $0.01. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

         As of March 25, 2002, there were 18,158,767 shares of the registrant's Common Stock outstanding.

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "expect," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others, the risk factors described under Item 1 in this Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, the Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.



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

         On June 15, 1999, a wholly-owned subsidiary of Aquis entered into a Stock Purchase Agreement with SunStar Communications, Inc., an Arizona corporation, and SunStar One, LLC, an Arizona limited liability company. SunStar sells secure Internet services over an intelligent private network, provides dial-up Internet access services to corporate and individual subscribers and provides enhanced security standards for user authentication. Pursuant to the agreement, SunStar became a wholly-owned subsidiary of Aquis and changed its name to "Aquis IP Communications, Inc." Total consideration paid was $275,000 cash and 1,150,000 shares of Aquis' common stock. On August 31, 2000, Aquis sold substantially all of these assets, as subsequently discussed herein.

         During 1999 Aquis entered into several other acquisition agreements, including those with ABC Paging, Inc., COMAV Corporation, Francis Communications, Inc. and Intelispan, Inc. Although Aquis incurred significant transaction fees and paid deposits on account of these acquisitions, it determined not to proceed with these transactions. Aquis plans to pursue opportunistic acquisitions in the paging industry and other complementary industries if and when such acquisitions and required financing opportunities become available on terms acceptableto Aquis.

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

         On May 22, 2000, Aquis acquired certain assets from Suburban Connect, L.P. ("Suburban"), a regional paging services reseller headquartered in West Chester, Pennsylvania. In connection with that acquisition, Aquis issued to Suburban 319,518 shares of its common stock at that time. The related agreement provides for an additional payment to Suburban in the event that the average closing price of Aquis' common stock for the ten trading days prior to April 16, 2001 did not exceed $5.00. That price-adjustment payment is made through the issuance of approximately 645,070 additional shares of Aquis' common stock, currently recorded, and administratively in process.

         On August 31, 2000, Aquis sold substantially all of the Internet business assets of its subsidiary Aquis IP Communications, Inc. to an investor group headed by John Hobko, the former president of Aquis IP, and John B. Frieling, the Chief Executive Officer of Aquis. The purchase price of approximately $2,970,000 consisted of cash, a note and assumption of indebtedness. The buyers paid to Aquis and directly to a creditor of Aquis on Aquis' behalf, aggregate cash proceeds of $987,000, and also issued to Aquis a secured note in the amount of approximately $1,329,000. That note was due on October 31, 2000, was extended to March 31, 2001, and was finally extended to December 31, 2001, based on the availability of graduated discounts in the event of payment before that latter date. This note was collected according to its modified terms in September 2001.

         In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market as a result of our failure to meet the minimum bid price and net worth requirements. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets was to reduce trading volume and liquidity. It has also diminished Aquis' ability to restructure its debt or raise additional equity, and has technically and functionally caused the termination of any right or ability of Aquis to obtain funding under its agreement with Coxton as it is currently written.

         In January 2001 Aquis failed to make a required principal repayment of $514,000 under the loan with its senior lender. Further, Aquis has not made any required interest or principal payments on this debt since the January 11, 2001 interest payment. Aquis was scheduled to pay that lender $2,056,000 of loan principal in addition to the interest due during the year ended December 31, 2001. Forbearance agreements and extensions dated April 18, June 7, 2001 and March, 2002 with the junior and senior lenders, respectively, were negotiated in response to defaults under the agreements with them. Pursuant to those forbearance agreements and related extensions, the lenders agreed to refrain from demanding payment of balances due to them and from enforcing their rights through April 30, 2002, under specified conditions. AMRO also agreed not to convert its loan into Aquis common shares, as was its right under its convertible debenture. Those forbearance agreements also provided for an accelerated termination date prior to April 30, 2002 in the event of Aquis' non-compliance with terms of those 2001 agreements, which included the condition that Aquis not be declared in default of any other material contracts.

         On June 7, 2001, Aquis signed a letter of intent for the sale of its Midwest paging operations, then executed a related Asset Purchase Agreement on August 31, 2001. The agreement provided for a purchase price of $1.1 million in cash to be paid in exchange for the customer receivables, the customer lists, all equipment and FCC licenses used in that operation and specified contract rights under leases and other operating agreements. Also effective on that date the parties executed an Agreement Pending Purchase Consummation under which the buyer, on the closing date, would assume operational management of the business while Aquis would continue to maintain the licensed communications facilities. Funds held in escrow for this sale were released to Aquis in January 2002, following the FCC's approval of the transfer of the related communications licenses and certain other conditions.

         Aquis' consolidated financial statements as of and for the years ended December 31, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in those accompanying financial statements, we incurred losses of about $11,950,000, $23,841,000 and $10,879,00 during the years ended December 31, 2001, 2000 and 1999, respectively. Our deteriorating financial results and cash flows insufficient to pay loan principal and interest have resulted in defaults under agreements with FINOVA, our senior secured lender, and AMRO International, a junior unsecured creditor.

         Other significant obligations include Aquis'7.5% Redeemable Preferred Stock, that was to be redeemed on January 31, 2002 in the preference amount of $1,500,000 plus accrued interest. We are further obligated to pay minimum lease payments under non-cancelable leases during 2002 in the approximate amount of $2,065,000. Our principal source of liquidity at December 31, 2001 included cash and cash equivalents of about $1,084,000 and the proceeds due for the sale of the Midwest paging assets of $1,010,000. At December 31, 2001, Aquis reported a working capital deficit of $32,891,000, primarily as the result of the reclassification of its outstanding debts to currently payable as a result of our defaults under the related loan agreements.

         We do not expect that current cash and equivalents and the cash we expect to generate from operations will be sufficient to meet our anticipated debt service, working capital and capital expenditure requirements under the existing capital and operating structure. The conditions described above indicate that Aquis may not be able to continue as a going concern. Our ability to continue as a going concern is dependent on the continued forbearance of our lenders from demanding immediate payment of their outstanding loans, our ability to generate sufficient cash to meet operating requirements and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of the outstanding debt, we do not believe that our resources will be sufficient to meet such a demand. We would consider appropriate responses, including the filing of a request for protection under the US Bankruptcy Code. FINOVA and Aquis have signed a non-binding term sheet proposing a restructuring of our debt and equity, but no assurance can be provided as to the outcome of this proposal.

         In response to our illiquid financial position, significant historical operating losses, defaults under our debt agreements, and our inability to pay institutional debt within the terms of existing agreements, we engaged the services of an investment banker and conducted extensive negotiations with our lenders in an attempt to realign our capital structure. These efforts culminated in Aquis' execution of a term sheet on February 21, 2002, amended in March 2002, under which a capital structure was proposed that calls for our Senior and Subordinated Lenders to exchange about $27,000,000 of the debt due to them for preferred stock that would convert into a combined equity position of 89.99%. The remaining debt due to FINOVA of about $9,000,000 would be payable over four years, with an additional $2,000,000 discount available if the initial $7,000,000 of debt payments are made by September 30, 2005. The remaining debt due to AMRO of $1,000,000 would accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest are required. The principal balance of $1,000,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, under this proposal, the holders of the preferred stock outstanding as of December 31, 2001 would exchange those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300,000, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at their face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. This proposal is subject to a number of conditions, including but not limited to FINOVA's completion of due diligence, execution of definitive agreements by all affected parties, and approval for the indirect transfer of control of the FCC licenses by virtue of FINOVA's post-restructuring position as controlling stockholder of Aquis.

         Management can provide no assurance that the restructuring will be completed as currently proposed, or to the degree that may be required by its creditors, or to the extent necessary to ensure an ability to continue as a going concern.

General

         We are a leading Northeastern United States provider of paging and other wireless messaging services through our local and regional wireless networks. We offer messaging services in a nine-state regional network that provides coverage into New York, New Jersey, Connecticut, Pennsylvania, Maryland, Virginia, Delaware, Rhode Island, Massachusetts and Washington, D.C. utilizing its 900mhz and 150mhz systems. We recently completed the sale of a second 900mhz regional network that provided coverage in Illinois, Indiana, Michigan, Wisconsin, Minnesota, and Missouri. We also provide service to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas through interconnect agreements with nationwide wireless messaging providers including Skytel, a division of MCI Worldwide, Metrocall, and Verizon Wireless Messaging Service (formerly AirTouch). Since beginning operations in 1991 under the Paging Partners name, Aquis' subscriber base had increased to approximately 342,000 units in service as of December 31, 2000 and declined by virtue of subscriber attrition and slowing sales to 221,000 units as of December 31, 2001. Initial growth was achieved through a combination of internal growth and a program of mergers and acquisitions. Later declines resulted primarily from industry-wide declines in paging users and a shortage of paging devices resulting from our lack of capital. According to the October 22, 2001 issue of RCR Wireless News, Aquis was the ninth largest messaging company in the United States based on total subscribers. As of February 28, 2002, Aquis employed 64 non-unionized full and part-time people, and believes that employee relations are good.

         We have traditionally operated technologically advanced paging systems that provide one-way wireless messaging services. Aquis also continues to envision itself as taking part in the convergence of Internet and wireless data services. To that end, Aquis has executed interconnect agreements with significant nationwide advanced messaging providers, including Skytel and Metrocall. This agreement allows Aquis to pass advanced wireless messaging traffic from its existing technical and engineering infrastructure to the nationwide advanced wireless messaging company's transmission facilities on both a regional and nationwide basis. We believe this agreement is important because it allows for a seamless "switched" environment in which Aquis can market advanced wireless messaging services to its existing subscriber base as well as take part in the potential high growth of new applications which will require advanced wireless messaging capabilities.

         We believe that the paging and wireless messaging industry is likely to continue to consolidate and part of our strategy is to participate in the consolidation process. We also believe that it is prudent and necessary to diversify into complementary businesses. Future opportunistic business combinations would be evaluated on several key operating and financial elements including geographic presence, potential increase in both free and operating cash flow, potential operational synergies and availability of financing. Any transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Aquis, and Aquis' deteriorating financial condition is expected to impose additional limitations on these efforts.

         Aquis derives a majority of its revenues from fixed, periodic (primarily monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless messaging services. During the time that a subscriber continues to use our services, operating results benefit from this recurring revenue with minimal requirements for incremental selling expenses or fixed costs.

Marketing

         In past years, we grew our business by broadening our distribution network and expanding our target market to capitalize on the growing appeal of messaging and other wireless products and services. During this time, we emphasized a distribution channel characterized by lower average revenue per unit ("ARPU"), such as resellers, and correspondingly lower operating costs. To offset declines in average revenue per unit and to capitalize on the growth of paging and other wireless advanced messaging services, we expanded our channels of distribution through acquisition, strategic partnerships and alliances, and internal initiatives. Although we have expanded our distribution strategy beyond the reseller model we continue to view the reseller distribution channel as an important additional revenue opportunity and a less capital-intensive avenue for growth.

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

         Additional marketing efforts include an inbound call center that accepts orders for products and services. Aquis Wireless maintains field offices in New Jersey and Virginia after closures of several prior office locations targeted in its cost-reduction strategies. Sales personnel continue to serve their assigned sales territories based from their home locations, and travel to New Jersey or Virginia as needed. These two field offices are also available for subscribers to walk in and purchase products and services. Aquis Wireless also maintains an Internet site in which customers may purchase products and services. The web site also allows Aquis Wireless resellers an access point to maintain their accounts via web based technology and provides bill-paying capabilities.

Sources of Equipment

         We do not manufacture any of the equipment used in our operations, all of which is available from a variety of sources. Due to the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment, Aquis has been able to design its paging networks to limit dependence upon any single source for such equipment. Aquis periodically evaluates its purchasing arrangements for pagers to be sure that the equipment it is offering is current and is available at competitive prices.

         We currently purchase our pagers from foreign manufacturers as well as Motorola dealers. Our transmitters, terminals and other paging network equipment was purchased primarily from Motorola and Glenayre, two of the most technologically advanced leaders in the paging infrastructure industry. Our paging networks are primarily satellite controlled and employ land lines in a back-up role. Aquis' terminal equipment has a modular design, which permits significant future expansion by adding or replacing modules rather than replacing the entire system. Although Motorola and Glenayre have ceased their manufacture of one-way paging equipment, we believe that the existing secondary market for transmission equipment and paging terminals is sufficient to meet operating requirements for the foreseeable future. We are currently negotiating a software and systems maintenance and support agreement with Glenayre and believe that adequate support for existing paging infrastructure will be available. Aquis believes that its investment in technologically advanced transmission equipment reduces its cost of maintenance and system expansion over the long term and that its paging system equipment is among the most technologically sophisticated in the paging industry.

Competition

         Aquis faces intense competition from operators of other local, regional and national wireless messaging systems, including Arch Communications, which has recently acquired PageNet, Metrocall, Verizon Wireless messaging, formerly AirTouch, WebLink Wireless, Skytel, a division of MCIWorldCom, and others. Such competition is based upon price, quality and variety of services offered, the geographic area covered and financial stability of the service provider. The paging industry in general has declined and many of our competitors have filed for bankruptcy protection and suffered other financial hardships. Our own difficulties have prevented us from taking advantage of our competitors' weaknesses and we risk further subscriber base deterioration unless we can quickly complete our restructuring and regain a measure of financial stability. Some of Aquis' competitors offer wider coverage than does Aquis or follow a low-price discounting strategy to expand market share.

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

         In order to transfer control of any construction permit or communications station license that is regulated by the FCC, its specific approval must be obtained. This includes the transfer of individual licenses as well as a bulk transfer of controlling interests in licenses as may be involved in the acquisition or disposition of another messaging company. Similarly, FCC approval is required when requests are made to use additional frequencies at existing locations, change service territory, provide new services, change ownership or control of the licenses, or modify the technical specifications of existing licenses or the conditions under which service is provided. Uner the terms of the proposed financial restructuring plan, FCC approval for a change in control of the licenses will be required. Aquis has not been denied any such request for which approval has been requested, and knows of no reason to believe that any such request will not be approved, but cannot provide assurance that all such future requests will be granted.

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


Risk Factors


Business and Financial Risks

1. We are in default of the terms of our loan agreements and do not have sufficient financial resources to cure those defaults.

         We did not pay the $514,000 principal installment due to our senior lender, FINOVA, in January, 2001, and thereafter, and interest payments have been suspended since the interest payment covering the month of December 2000 was paid in January 2001. Although FINOVA has not made a demand for payment of the full balance outstanding, its right to do so has not been waived. We are also in default of the terms of a debenture issued to AMRO International, and these defaults result in violations of the terms of many of our other operating agreements. As a result, among other remedies, our lenders could demand payment in full of all amounts due to them and our existing resources are insufficient to meet such a demand. Further, several of our operating agreements could be terminated by our service providers as a result of the aforementioned defaults and our ability to service our customers could thereby be impaired.

         We have executed forbearance agreements, recently extended through April 30, 2002, under which FINOVA and AMRO agreed not to make demand for payment as is their right due to our default under terms of our loan agreements with them. AMRO has also agreed to refrain from converting the convertible debenture and related debt due into shares of Aquis common stock. Although these agreements do not constitute a waiver of either FINOVA's or AMRO's rights, we have been provided an extended maturity date for all amounts due, subject to specified covenants, which, if not met, could result in demand for immediate payment.

         We are also negotiating with our lenders in an attempt to restructure our debt and equity structure, but no assurance can be offered that these negotiations will be successful. In the event that we are unsuccessful, we will consider appropriate responses, including a voluntary petition for protection under the U.S. Bankruptcy Code. Our ability to continue to operate is dependent on meeting short term financing requirements and long term profitability.

2. Our auditors' opinions have included going concern qualifications for the last two years, we have a history of operating losses, and we expect that trend to continue.

         Our financial statements and the related audit opinion contain going concern qualifications due to our history of losses, working capital deficits and our inability to pay our institutional lenders. Our ability to continue operating is dependent on meeting short term financing requirements, long term profitability and our lenders willingness to continue to refrain from demanding payment of our outstanding debts to them. Based on our current operating structure and loan agreement requirements, we currently anticipate that cash resources and cash generated from operations will be insufficient to meet our existing requirements for debt service, even assuming that our lenders do not demand immediate payment of all amounts due to them. Our business plan, like those of other businesses, calls for continued efforts to grow our customer base, development of new and enhancement of existing services to respond to competitive pressures, and acquisition of complementary businesses or technologies. Therefore, we will need additional capital in the future. Additional financing may not be available as a result of our going concern qualifications, our history of operating losses and defaults under our existing loan agreements.

3. One of our creditors may effect a change in control of Aquis.

         Under the terms of the $2,000,000 11% convertible debenture held by AMRO International, S.A., AMRO may elect to convert the principal amount and related accrued interest, or any portion thereof, into Aquis common stock at a conversion price that is 90% of the market price as defined in that agreement. On April 2, 2001, AMRO provided written notice that it waived the provisions contained in the debenture that limited its right to acquire a number of Aquis shares that might cause its beneficial ownership of Aquis common stock to exceed 9.9%. AMRO has also executed a forbearance agreement under which it has agreed not to demand immediate payment of all outstainding amounts due or to convert its debenture into shares of Aquis common stock. The term of that forbearance was for a maximum period of 180 days from the April 18, 2001 date of that agreement and has been extended through April 30, 2002. However, under certain circumstances specified in that agreement, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. To the extent that AMRO exercises its right to convert its debenture into common stock, a change in control of Aquis may be affected.

4. We require additional capital. Without additional capital or a significant restructuring of our existing debt, we will be unable to service our existing debt, maintain or grow our customer base, or maintain working capital at sufficient levels.

         Our ability to raise capital is limited by expected and historical losses, our agreements with lenders, our equity line of credit and our defaults under our loan agreements and our resulting going concern qualifications contained in our audit opinions. Our asset base already serves as collateral for our existing outstanding debt, which we are currently unable to service. Our placement agreement with Ladenburg Thalmann & Co., Inc. restricts us from raising investment capital during the term of a Common Stock Purchase Agreement we executed with Coxton in April 2000 except through the Coxton Common Stock Purchase Agreement. At the current time, it is not feasible to issue common stock under that agreement due to holding restrictions that limit Coxton's ownership to no more than 9.9% of our stock at any time and is further limited by the delisting of our shares from the NASDAQ SmallCap Market in October 2000. If we need capital but are unable to draw down under the Common Stock Purchase Agreement for the aforementioned or any other reasons, we will need to separately negotiate with Ladenburg Thalmann and Coxton to lift those restrictions so we can obtain capital from other sources. Our common stock purchase agreement with Coxton also limits our ability to sell our securities for cash at a discount to the market price for 24 months from the effective date of a registration statement related to the shares of common stock that may be issued to Coxton.

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

5. Existing indebtedness and related debt service requirements have adversely affected Aquis' business operations and will continue to do so, absent a restructuring of our capital structure.

         A high amount of debt burdens our operations in several ways, including limiting our ability to borrow money and requiring us to use our cash flow to repay our borrowings. We have borrowed a large amount of money from our lenders FINOVA and AMRO, and we expect to continue to be leveraged.

         Our high degree of debt may have adverse consequences for us. These include the following:

         o High amounts of debt may limit or eliminate our ability to obtain additional financing on acceptable terms, if at all, that may be necessary for acquisitions, working capital, capital expenditures or other purposes.

         o A substantial portion of our cash flow will be required to service our debt, even if our financial restructuring is successful. We are not currently meeting debt service requirements, and have made no significant payments to FINOVA or AMRO during 2001 or 2002. Terms of the proposed restructuring call for the payment of principal and interest. This will reduce the funds which would otherwise be available to us for operations and future business opportunities.

         o Our credit agreement with our lender contains financial and restrictive covenants; our failure to comply with these covenants has resulted in defaults which, if not cured or waived, could result in a demand for immediate payment of amounts due to either, or both, our senior and junior lenders. Resources currently available to us will be insufficient to meet such a demand.

         o We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage.

         o Our high degree of debt will make us more vulnerable to a downturn in our business or a general economic slowdown.

6. Our debt and forbearance agreements impose operating and financial limitations and requirements that, if not met, could result in a demand for immediate repayment of outstanding debt that the Company would presently be unable to satisfy.


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

         Our ability to comply with covenants contained in our existing, or any possible restructured, loan and forbearance agreements may be affected by events beyond our control, including prevailing economic, market and financial conditions. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest. We do not have sufficient liquid resources at present to repay our debt in the event of such a demand. If we were unable to repay any such amounts, our senior secured lender could proceed against the collateral securing our indebtedness and our junior lender could convert its debt into a controlling interest of our common stock. Further, although portions of our debt covenants have been modified in the past, we can provide no assurance that such modifications will be made in the future.

         Finally, our forbearance agreements with FINOVA and AMRO may require us to pay all amounts due to them in the near future. Our existing asset base will not allow us to make such payments and we cannot provide any assurance that we will be able to obtain modifications to our loan agreements that will enable us to continue as a going concern.

7. Much of our assets are intangible assets. The value of such assets is determined by factors beyond our control. Aquis would be unable to satisfy its outstanding debt if demand for payment was made and liquidation of this collateral was required.

         A significant part of our assets are intangibles, consisting primarily of FCC licenses and certificates and also including subscriber lists. At December 31, 2000, we wrote down the carrying value of our licenses by $9,500,000 to their estimated realizable value. We also wrote off all previously-deferred financing costs in the approximate amount of $1,650,000 as the result of our defaults under our loan agreements. We recognized the further impairment of our intangible assets at December 31, 2001 through an additional writedown of $2,298,000. At December 31, 2001, Aquis' total assets were about $11 million with our net intangible and deferred assets making up about 22% of that total. If we were required to satisfy our debt requirements if, for example, demand for payment of our loans was made, or were otherwise required to liquidate, our lenders could proceed against our assets to satisfy our debts to them. The value of these assets are not expected to be sufficient to satisfy those debts because, for example, changes in technology, regulation, competing services or lack of alternative financing have diminished and could continue to diminish the value of those assets.

8. Technological advancements could bring added competition to our service line.

         Future advancements in wireless communications services such as cellular and PCS could create new or lower cost services that would compete with our existing service offerings. Additional competition could result in accelerated reductions in Aquis' subscriber base, declining revenues and smaller operating margins. Narrowband PCS, providing advanced messaging capabilities, and broadband PCS, providing wireless phone service along with paging capabilities, could both affect our subscriber base as service becomes more prevalent and prices fall. We cannot provide any assurance that Aquis will be able to introduce new and competitive services in a timely fashion, if at all, nor can we represent that our margins, inventory costs or cash flows will be unaffected by these developments.


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

         o        operating efficiencies due to scale; and

         o        better access to executive personnel.

         One of the most notable business combinations was that of Arch Communications and Pagenet, giving the combined entity about 11 million units in service and a very broad and pervasive paging network. This consolidation trend may further intensify competition in our industry. We cannot assure investors that we will be able to overcome each of the challenges resulting from developments in our industry.

10. We may not be able to identify, finance or integrate suitable businesses to acquire. This would impair our ability to execute our business plan for growth and remain competitive.

         A key element of our longer term business strategy is to diversify our business and product lines through acquisitions of companies with businesses that will complement and enhance our own. A variety of wireless one-way and two-way communication technologies, including cellular telephone service, personal communications services, enhanced specialized mobile radio, low-speed data networks, mobile satellite services and advanced two-way paging services, are currently in use or under development. Although those technologies are generally higher-priced than one-way paging service or not yet commercially available, technological improvements are creating increased capacity and demand for wireless two-way communication. Accordingly, our business strategy contemplates targeted acquisitions of complementary businesses. However, we cannot assure investors that we will be able to successfully diversify our business or incorporate new technologies so as to keep our product and service offerings competitive. Because we do not have extensive cash resources or an acquisitions line of credit available to us, it may be difficult for us to respond to changes in technology because we cannot pay for or finance the purchase of new equipment or services. If we do not make acquisitions on economically acceptable terms and integrate acquired businesses successfully, our future growth and financial performance will be limited. In addition, the process of integrating acquired businesses may involve unforeseen difficulties and/or require a disproportionate amount of our time, attention and resources from time to time. We may not achieve some of the expected benefits of acquisitions that we may execute if the existing operations of such companies are not successfully integrated with our own in a timely manner. Even if integrated in a timely manner, there can be no assurance that our operating performance after acquisitions will be successful or will fulfill management's objectives.

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

         Our business is dependent on FCC licenses that may not be renewed, resulting in a significant reduction in our business. Our FCC licenses have varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. Renewals are typically granted by the FCC upon a demonstration of compliance with FCC regulations and of adequate service to the public. Although we are unaware of any circumstances which would prevent the grant of any pending or future renewal applications, we cannot assure investors that any of our renewal applications will be free of challenge. There may be competition for the radio spectrum associated with our FCC licenses at the time they expire, which could increase the chances of third party interventions in the renewal proceedings. We cannot assure investors that our applications for renewal of our FCC licenses will be granted. Future changes in the regulatory environment may adversely affect our business, making it harder or more expensive to run our business. The wireless communications industry is subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations which could potentially adversely affect us are proposed by federal and state legislators. We cannot assure investors that federal or state legislation or regulations will not be adopted that would adversely affect our business by making it harder or more expensive to conduct our operations.

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

         Increased volatility and decreased liquidity have resulted from the marketplace in which our shares trade. Stocks that trade on the Over the Counter Bulletin Board, such as ours, may experience lower trading volume than if traded on the NASDAQ SmallCap Market or one of the more well-known stock exchanges. Lower trading volume can create a supply/demand imbalance, making more difficult the effort to find willing buyers at favorable prices at a time when an investor might wish to sell his shares. Further, to the extent that our shares do experience lower trading volumes and decreased trading liquidity, our ability to raise additional capital through sales of our shares into the investment markets are expected to be hampered as potential investors are typically more attracted to stocks that exhibit greater levels of liquidity. This same liquidity issue may decrease our ability to use our common stock as payment of any portion of the purchase price in any future business combination, limiting our growth capabilities and pressuring our stock price.

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

         Negative effects on volume and volatility are also expected as the result of the restrictions applicable to our ability to pay dividends. We do not intend to pay dividends for the foreseeable future, making our shares less attractive to investors seeking such a return on invested capital. Our credit agreement with FINOVA presently prohibits payment of any dividends until our loans are paid off, and our business plans call for us to retain earnings, if any, for reinvestment in our business. We are additionally prohibited from paying dividends by the terms of our preferred stock indenture until amounts due to preferred stockholders are paid in full. Further, the Delaware General Corporation Law requires that dividends be paid only from capital surplus or certain specified classes of retained earnings, of which we currently have none. We can offer no assurance that our Board of Directors will authorize any dividend payments if cash becomes available and if the other limitations on our ability to pay dividends are satisfied and removed.

         Finally, dilution caused by possible future issuances of our common stock may negatively influence any shareholder's interest in our net assets or earnings, if any, and may increase the volatility of our share price. Such issuances may result from conversion of AMRO's debenture, exercise of currently outstanding warrants, such as those provided to AMRO, Coxton or others, or from any other future transactions involving our common stock into which we may enter. The restructuring that has been proposed to FINOVA contemplates the issuance of a sufficient number of shares to provide them with nearly 80% of the total post-issuance outstanding shares. If the restructuring is completed as proposed, AMRO will be issued additional shares comprising an additional 10% of the then-outstanding share. These added shares are expected to create added volatility, dilute current shareholders and negatively influence our share price.

15. Additional shares will be available for sale in the public market. This could cause the market price of our stock to drop further.

         We recently filed a registration statement on Form S-1 to facilitate the resale of about 10 million common shares, previously issued and outstanding but unregistered, bringing the total of freely tradable shares to about 18 million. We may also similarly facilitate the sale and re-sale of 4.3 million additional shares that may be issued upon AMRO's election to convert its debenture or upon the exercise of warrants previously granted. If the proposed restructuring is executed as proposed, still more shares will be issued and registered. Sales of these shares would increase the number of shares eligible for public trading, could further depress the market price of our stock, and make it more difficult for us to sell stock under our equity line of credit or through any other future offering. Further, such sales could encourage short sales at such future date at which our shares may be eligible for such trading activity.

         Our convertible debenture with AMRO and the equity line of credit we have with Coxton could also have the effects noted above. The limits as to the number of shares issuable to AMRO upon conversion of the debenture was waived by AMRO in April 2001, then was subsequently revoked at their election. AMRO can again waive this limit and has the ability to either acquire substantial amounts of our stock in a single transaction or in several smaller transactions. The equity line with Coxton can similarly result in the acquisition of large numbers of shares by them. In the event that such shares are acquired and resold, the added volume of shares in the trading markets will exert downward pressure on our share value. Subsequent additional purchases of our shares by AMRO, through conversion of any remaining balance of the debenture, or by Coxton under the line of credit, may further depress the market price of our shares.

16. Significant dilution will result from the issuance of additional shares under terms of agreements with AMRO, Coxton, and from presently unexercised warrants and options.

         Our sale of shares upon conversion of the debenture due to AMRO, at prices below the market price of our common stock, will have a dilutive impact on our stockholders. That convertible debenture permits AMRO to convert up to the full $2,000,000 original principal amount and accrued and unpaid interest into shares of our common stock at prices below the market price for our stock at the time of any conversion.

         This arrangement with AMRO may have a dilutive effect on our current and future stockholders. For example,

         o On the basis of the price at which AMRO could convert the debenture within recent trading ranges ofabout $0.01, we would be required to issue to AMRO approximately 240,000,000 shares of our common stock (as calculated as set forth in footnote 1 below), representing more than 132 times the number of common shares currently outstanding.

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

(1) Calculated without giving effect to a limitation in the debenture that prohibits AMRO from converting portions of the principal of the debenture which, if converted, would result in AMRO holding more than 9.9% of our common stock, and, without taking into consideration that the number of common shares currently authorized for such a conversion is insufficient. AMRO has the right to waive the 9.9% holding limitation. In the event that such election is made, the number of shares that AMRO could acquire upon conversion of its debenture could result in a change in control of Aquis.

         We have also entered into an agreement with an investor, Coxton, that may result in the issuance of our common stock to the investor at a discount to the then-prevailing market price of our common stock, although use of that facility is not currently economically feasible. At such time as it may become feasible, the issuance of such shares will dilute, on a percentage basis, the ownership interests of stockholders as of the time of the issuance and may have dilutive impact on our stockholders on a per share basis. Discounted sales resulting from issuance to the investor could have an immediate adverse effect on the market price of the common stock. Also, to the extent that Coxton sells the shares into the market, the price of our shares may decrease due to the additional shares in the market. If Coxton was to resell to the investing public some or all of the shares they might purchase from us, the additional number of shares could cause our stock price to fall, which might ultimately increase the number of shares we would be required to issue to Coxton with any subsequent drawdown. This agreement with Coxton currently excludes the Over The Counter market as a principal market. Accordingly, Coxton is presently under no obligation to purchase any of our shares, although it has not terminated the agreement at this time.

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

         We may issue additional shares, options and warrants and we may grant additional stock options to our employees, officers, directors and consultants under our stock option plan, all of which may further dilute the interests of existing holders of our common stock as of the time of issuance. Approximately 3,729,000 stock options and warrants have vested or will vest within the next three years. We may issue additional shares, options and warrants, either under currently outstanding employee stock option agreements, agreements with Coxton or in connection with new transactions and we may grant additional stock options to our employees, officers, directors and consultants under our stock option plan. We may also issue additional shares for suitable business purposes within the discretion of our board of directors, including, without limitation, equity financing or acquisitions. Any of these issuances may further dilute our net tangible book value.


Item 2.  Properties

         Aquis' principal office is located in approximately 17,400 square feet of leased space at 1719A Route 10, Suite 300, Parsippany, New Jersey. The fixed rent on the lease, which expires July 31, 2006, is currently approximately $30,088 per month until expiration. In addition to fixed rent, the lease requires us to pay our proportionate share of certain maintenance expenses and any increase in real estate taxes and insurance costs. We have two options to renew the lease for consecutive five-year periods at the fair market value prevailing at the time of renewal.

         As of February 28, 2002, we leased approximately 330 locations for our switching facilities and transmitters on commercial broadcast towers, buildings and other fixed structures predominantly in the Northeastern and Mid-Atlantic regions of the United States. The rent payable for such leases, aggregated approximately $177,000 per month, as of that date. Aquis also leases its headquarters in Parsippany, New Jersey and a sales office in Virginia at a total monthly cost of about $34,000. We believe that our facilities are adequate for our current requirements and that suitable additional or alternate facilities will be available when needed at commercially reasonable terms.


Item 3.  Legal Proceedings

         From time to time Aquis may be involved in various legal actions arising from the normal course of its business for which Aquis maintains insurance. Such claims are customarily handled by Aquis' insurance companies, and management believes the outcome will not have a material adverse effect on Aquis' financial position or results of operations.

         In addition to such actions, Aquis is currently involved in the following legal proceeding:

         Fone Zone Communication Corp. vs. Aquis Communications, Inc.: Supreme Court of the State of New York, County of Queens, Index No. 3841/00. Aquis was sued by Fone Zone Communications Corp. in the Supreme Court of the State of New York, Queens County, on February 18, 2000. Aquis removed the action to the U.S. District Court for the Eastern District of New York on March 23, 2000. The suit seeks $1,000,000 in alleged damages as a result of Aquis' alleged conduct with respect to Aquis' termination of services for and solicitation of plaintiff's customers. Aquis has vigorously defended this action and filed a counterclaim for fees due from Fone Zone for services provided and other relief. Depositions have been taken recently and management will continue to defend this action vigorously.


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

Quarter                                     High    Low      Quarter                              High     Low
                                                2000                                                  2001
                                            Common Stock                                          Common Stock

First Quarter.............................   6.88     1.13   First Quarter.....................     0.34     0.11
Second Quarter............................   3.25     1.13   Second Quarter....................    0.125   0.0312
Third Quarter.............................   1.31     0.56   Third Quarter.....................     0.06     0.03
Fourth Quarter............................   0.97     0.13   Fourth Quarter....................     0.04     0.01

         On March 25, 2002, the closing price of Aquis' Common Stock was $0.01. As of that date, there were approximately 140 record holders of Aquis' common stock. The number of record holders does not reflect the number of beneficial owners of Aquis' common stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that there are at least 4,250 beneficial holders of Aquis' common stock.


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

Recent Issuances of Unregistered Securities

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

         o On December 1, 2001, Aquis issued options to purchase 300,000 shares of common stock at an exercise price of $0.03 to its Chief Executive Officer, John B. Frieling.

         o On November 21, 2001, under the terms of its 2001 Stock Incentive Plan, Aquis issued options to purchase 1,080,000 shares of common stock at an exercise price of $0.03.

         o On January 15, 2001, in connection with the hiring and employment of Keith J. Powell, Aquis issued options to purchase 200,000 shares of common stock at an exercise price of $0.125.

         o On January 21, 2000, in payment for legal services provided, Aquis issued 275,000 shares of common stock with a value of $380,000.

         o On January 31, 2000, Aquis issued 15,000 shares of its 7.5% Redeemable Preferred Stock valued at $1,500,000 in connection with its purchase of paging assets from SourceOne Wireless, Inc. and affiliated interests.

         o On April 4, 2000, Aquis issued 133,334 shares of common stock to John X. Adiletta in settlement of employment related claims. Pursuant to the settlement of claims between the parties on October 16, 2001, these shares were returned to Aquis and subsequently returned to unissued status.

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

         o On May 22, 2000, Aquis issued 319,518 shares of its common stock to Surburban Connect, L.P. in connection with its purchase of the paging assets of Suburban Connect LP. Upon execution of relevant documentation, Suburban will be entitled to receive 645,071 additional shares.

         o On February 2, 2001, the Company issued 36,000 shares of its common stock to Michael Branson in exchange for consulting services rendered to Aquis in connection with development of its business plans and ongoing business development strategies.

         Although the shares issued and noted above, except for the preferred shares, were included in a Registration Statement on Form S-1 that became effective in November 2001, all of the foregoing issuances were initially made without registration under the Securities Act of 1933 under the exemption provided by Section 4(2) of the Securities Act on the basis that these issuances involved no public offerings.

Item 6.  Selected Consolidated Financial Data

         The following table, as it relates to the 2001, 2000, 1999 and 1998 consolidated balance sheets and the statement of operations for 2001, 2000 and 1999, has been derived from the historical financial data of Aquis Communications Group, Inc. The statements as of and for the years ended December 31, 2001 and 2000 were audited by Wiss & Company LLP; those of prior periods were audited by PricewaterhouseCoopers LLP. The statement of operations data for 1998 and 1997 has been derived from the historical financial statements of Bell Atlantic Paging, Inc. and affiliated entities ("Bell Atlantic Paging" in the table presented below), combined and carved out to reflect results of operating only those assets purchased from Bell Atlantic and affiliates at December 31, 1998. Similarly, the balance sheet data for 1997 has also been derived from Bell Atlantic Paging's historical financial statements. Due to material uncertainties discussed elsewhere herein, the financial position and results of operations presented below are not necessarily indicative of the results to be expected for subsequent periods. Comparability and trends depicted by the data below are significantly affected by the March 31, 1999 merger with Paging Partners Corporation. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere herein.

                                                                                 Years Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                       2001             2000             1999             1998             1997
                                                   ------------     ------------     ------------     ------------     ------------
                                                                                                           Bell Atlantic Paging
                                                                                                      -----------------------------
                                                                       (In Thousands, Except Per Share Amounts)

Statement of Operations Data:
Revenues ......................................    $     18,863     $     28,683     $     31,159     $     26,432     $     20,689
Depreciation and amortization .................           6,889           10,450           10,878            4,323            3,378
Costs of abandoned business combinations ......               _               57            1,692                _                _
Provision for asset impairment ................           4,569(4)         9,500(3)             _                _                _
Other operating expenses, net .................          15,790           25,860           26,493           21,364           16,890
                                                   ------------     ------------     ------------     ------------     ------------
Operating (loss) income .......................          (8,385)         (17,184)          (7,904)             745              421
Other expenses, net ...........................          (3,452)          (6,554)(5)       (2,975)               _                _
Provision for income taxes ....................               _                _                _             (296)            (168)
Extraordinary item, net of taxes ..............               _                _                _              682                _
                                                   ------------     ------------     ------------     ------------     ------------
Net (loss) income .............................         (11,837)         (23,738)         (10,879)           1,131              253
Preferred stock dividends .....................            (113)            (103)               _                _                _
                                                   ------------     ------------     ------------     ------------     ------------
(Loss) income attributable to common
  stockholders ................................    $    (11,950)    $    (23,841)    $    (10,879)    $      1,131     $        253
                                                   ============     ============     ============     ============     ============
Net loss per common share .....................    $      (0.66)    $      (1.38)    $      (0.76)

Balance Sheet Data (period end)
Working capital (deficit) .....................    $    (32,891)    $    (32,167)    $     (3,894)    $      1,014(1)  $      1,098
Total assets ..................................    $     11,439     $     23,138     $     39,324     $     32,335(1)  $     13,547
Current maturities of long-term debt ..........    $     30,195     $     29,857     $        508     $       --       $       --
Long-term debt, less current maturities .......    $        541     $       --       $     25,963     $     18,535(1)  $       --
7.5% Redeemable Preferred Stock ...............    $      1,716(2)  $      1,603(2)  $       --       $       --       $       --

-----------

(1) Derived from historical financial statements for Aquis Communications Group, Inc.
(2) Includes $1,500 at stated value and cumulative accrued dividends of $216 and $103 at December 31, 2001 and 2000, respectively
(3) As a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements, Aquis has recognized a provision for impairment of the carrying value of its FCC licenses and state certificates in the amount of $9,500 at December 31, 2000. The amount of the loss was based on the difference between the net book value of those intangible assets and the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20%. Management believes that the remaining adjusted value of these intangible assets to be representative of their fair value.
(4) Aquis has recognized a provision for the impairment of the value of its Midwest paging assets held for sale at December 31, 2001 based on the proceeds received for those assets in January 2002. We also recognized further impairment of $2,298 of our intangible assets based on current industry conditions and our estimate of future cash flows.
(5) Other expenses for 2000 include a write off of $1,648 of deferred financing costs resulting from Aquis' defaults and concurrent reclassification of its term debt to a currently payable status. Other expenses also include the ascribed value of warrants in the amount of $1,553 issued in connection with Aquis' bridge loan and its equity line of credit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results

Organization and Basis of Presentation

         Aquis Communications Group, Inc. is a holding company, incorporated in the State of Delaware. Through our operating companies, we operated three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. We ceased operations in the Midwestern region concurrent with the sale of our paging assets there, which was fully consummated in January 2002 with the release from escrow of the proceeds due upon settlement of all remaining contingencies among the parties. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements and resell cellular service. Customers include individuals, businesses, government agencies, hospitals and resellers.

         On December 31, 1998, we began business operations with the purchase of certain paging assets, licenses and other assets and assumption of certain liabilities of Bell Atlantic Paging and affiliated entities ("Predecessor Company"). On March 31, 1999, Paging Partners Corporation (incorporated in
1994), merged with Aquis Communications, Inc. ("ACI", incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. On June 30, 1999, a wholly owned subsidiary of Aquis acquired SunStar Communications, Inc. On January 31, 2000, we completed the acquisition of selected paging assets of SourceOne, a Chicago-based radio common carrier, serving the Midwest. In May 2000 Aquis acquired certain paging assets of Suburban Paging, a regional paging services reseller headquartered in Pennsylvania. On August 31, 2000, we sold the net assets of our Internet services operations in order to re-focus resources on our core paging operations. We further concentrated our focus on our core business with the sale of our Midwest paging assets in October 2001, collecting the balance of the proceeds due in January 2002. These matters are more fully discussed in our consolidated financial statements and the notes thereto.

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

         Aquis' consolidated financial statements as of and for the years ended December 31, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred losses of about $11,950,000, $23,841,000 and $10,879,000 million during the years ended December 31, 2001, 2000 and 1999 respectively. Our history of losses have caused us to be in default of our agreements with our senior lender, and in January 2001 and later periods we were unable to make required quarterly principal repayments, each in the amount of $514,000, under that loan. Further, we have not made any required interest payments on this debt since January 11, 2001. We are also in default of our debt obligation due to our unsecured lender, AMRO International, S.A. A $2,000,000 note payable to AMRO International was scheduled to mature in October 2001, unless sooner converted to common stock, or demand made for payment due to Aquis' default, at AMRO's election. We have been operating under terms of forbearance agreements with these lenders, the most recent of which expires on April 30, 2002. The Company's principal source of liquidity at December 31, 2001 included cash and cash equivalents of about $1,084,000 and proceeds of $1,010,000 due from the buyer of our Midwest paging assets. At December 31, 2001 we reported a working capital deficit of $32,891,000, primarily resulting from the classification of our debts due to FINOVA as a current liability due to our default thereunder. These factors raise substantial doubt about our ability to continue as a going concern, and our auditors' opinion on Aquis' financial statements as of and for the years ended December 31, 2001 and 2000 is qualified as a result of these conditions. Such qualification of the auditors' opinion for going concern issues is typically made when a company's history of operating losses is expected to continue and funding of those losses from outside sources is unlikely to be available. In such circumstances, a company's liabilities are unlikely to be discharged as they become due in the normal course of business.

         In October 2000, NASDAQ notified us that our securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of this change in trading markets caused or contributed to the reduction in trading volume and liquidity of our shares, diminished our ability to restructure our debt or raise additional equity, and resulted in the technical and functional termination of the right or abiltiy of Aquis to obtain funding under the Common Stock Purchase Agreement with Coxton.

         We are in default of our loan agreements with FINOVA and AMRO. Both lenders have refrained from demanding repayment of the balances due them and have executed forbearance agreements with us. However, if we fail to meet conditions specified in those forbearance agreements, either lender may make demand for payment. We executed these initial forbearance agreements with AMRO International and FINOVA Capital on April 18, 2001, and June 7, 2001, respectively, in response to our defaults. Pursuant to these forbearance agreements, FINOVA and AMRO agreed not to demand payment of outstanding amounts due until December 31, 2001 and later extended that term to April 30, 2002. In May 2001, AMRO revoked its April 2, 2001 written election to waive the provisions contained in the debenture that limited its right to acquire a number of Aquis shares that might cause its beneficial ownership of Aquis common stock to exceed 9.9%. AMRO has also agreed to refrain from converting its debenture into shares of Aquis common stock, as is its right under terms of that obligation. Our lenders may accelerate the termination of their forbearance to a date prior to April 30, 2002 in the event that re-established financial targets are not met, or in the event of enforcement of any other party's rights against Aquis in the event of default under another material contract. In connection with our agreement with AMRO, Aquis is working with a financial consultant specializing in the management of distressed businesses. The forbearance agreements were based in part on business plans intended to improve our financial performance and our ability to pay our lenders. We have reduced expenses under this plan through salary reductions, targeted cutbacks and normal attrition, along with consolidation of our communications networks, sales of non-core paging properties and equipment and marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of our paging industry competitors on two-way and other advanced services. Pursuant to this plan, we sold our paging operations in the Midwest for $1,010,000 and have reduced our workforce by about 39% since December 31, 2000. We also collected the remaining $625,000 balance due for the sale of our Internet assets in accord with the discounted payment terms provided in the June 2001 modifications to the related buyer's note, and we settled certain claims under the Telecommunications Act of 1996 with one of our suppliers in the net amount of $765,000. These initiatives allowed Aquis to pay down amounts due to its general creditors and to invest in paging equipment to better supply its core markets.

         Following extensive negotiations with our lenders, we signed a term sheet in February 2002, amended in March 2002, under which we proposed to FINOVA a capital structure that calls for our Senior and Subordinated Lenders to exchange about $27,000,000 of the debt due to them for preferred stock that would convert into a combined equity position of 89.99%. The remaining debt due to FINOVA of about $9,000,000 would be payable over four years, with an additional $2,000,000 discount available if the initial $7,000,000 of debt payments are made by September 30, 2005. The remaining debt due to AMRO of $1,000,000 would accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, under this proposal, the holders of the preferred stock outstanding as of December 31, 2001 would exchange those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300,000, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at their face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. This proposal is subject to a number of conditions, including but not limited to FINOVA's completion of due diligence, execution of definitive agreements by all affected parties, and approval for the transfer of control of the FCC licenses.

         We can provide no assurance that the restructuring will be completed as currently proposed, or to the degree that may be required by our creditors, or to the extent necessary to ensure our ability to continue as a going concern. In the event that demand is made for payment in full of the existing outstanding debt, management does not believe that Aquis' resources or capabilities to generate liquid assets will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.

General

         Aquis is a leading Northeastern United States provider of paging and other wireless messaging services and markets one-way paging service and equipment to customers directly and through resellers. We offer provide our subscribers a choice of two methods to obtain their pagers: a pager may be purchased outright ("COAM", or customer owned and maintained) or a pager may be leased. We also offer a variety of messaging enhancements to paging subscribers, and resell cellular phone service on a small scale.

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

         This discussion should be read in conjunction with Aquis' consolidated financial statements and the notes thereto .Some of the following financial data is presented on a per subscriber unit basis. Management believes that such a presentation is useful in understanding year-to-year comparative results by providing a meaningful basis for comparison, given the differences in business management and in the number of subscribers of other paging companies.


RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 2001 AND 2000

Units in Service

         Units in service totaled 221,000 and 342,000 at December 31, 2001 and 2000, respectively, a decline of 35.4%. Approximately 44,000 units, or 36.4% of this decline was a result of the October 2001 sale of our Midwest paging assets. About 135,000 units were added during the year through our direct and indirect sales channels. The annual churn rate during the year ended December 31, 2001, excluding the effects of the units transferred via the sale of assets noted above, reached 62.3%.


Revenues

         Service revenues for the years ended December 31, 2001 and 2000 were $18,416,000 and $27,926,000, respectively, a decrease of approximately $9,510,000 or about 34%. The decrease in service revenues was attributable to three primary factors: the churn and the October sale of our Midwest paging subscribers described above, industry-wide pricing pressures, and a change in the mix of direct subscriber and reseller units. The sale of our Internet operations in August 2000 also contributed about $513,000 to the revenues earned in 2000. Churn and price competition influenced the reduction in average monthly revenue per paging unit from about $6.05 in 2000 to approximately $5.10 in 2001. In addition, during 2001, the portion of Aquis' average subscriber base represented by the less lucrative reseller units increased from about 62% to 73%. Resellers purchase Aquis' services in bulk and are therefore provided rates lower than those made available to Aquis' direct subscribers. Finally, about 94% of the total service revenues recognized in 2001 were derived from fixed periodic fees from paging services that are not dependent upon usage, which is an increase from the proportion earned from flat fees in 2000. The increased flat rate weighting resulted from several factors, including lower usage-sensitive CPP revenues primarily resulting from subscriber attrition and ultimate termination of this service and lower billings for paging overcalls due to competitive issues.

         Revenues from sales of paging equipment declined to $447,000 in 2001 compared to $757,000 in 2000. Our sales volume has declined, as has the paging industry in general. Also, lower revenues were realized as consumer demand for less costly equipment continued throughout the year, and is expected by management to continue for the foreseeable future. Accordingly, Aquis continues to market lower-cost units at reduced sales prices, a strategy that was implemented in 1999.

Cost of Equipment Sales

         The cost of equipment sold during fiscal year 2001 totaled $448,000, a decline of $294,000, or 39.6%, from year 2000 levels of $742,000. The previously-described continuing consumer demand for lower-cost pagers and demand for rental units both were contributing factors to the cost reduction. These factors are viewed as consequences of a weak paging industry. We have continued to resist subsidizing sales of pagers to new subscribers in exchange for market share, with overall costs approximating related revenues during the current reporting period.

Cost of Paging Services

         Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Also included are technical operating expenses. Total services costs decreased to $8,164,000 in 2001 from $12,984,000 in 2000. Costs of third party paging carriers and dispatchers declined by about 52% to $2,482,000 and costs incurred to provide Internet services were eliminated entirely with the August 2000 sale of that operation. Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. The decreases are primarily attributable to the decline of the subscriber base.

         Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $5,682,000 and $7,251,000 during the years ended December 31, 2001 and 2000, respectively. Our cost reduction initiatives included staff reduction, tower site consolidation which also helped drive down interconnect costs, and overall infrastructure reduction resulting from the sale of our Midwest paging operations in October 2001.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs decreased from $3,595,000 in 2000 to $1,924,000 in 2001, or approximately 46.5%.
Cost reductions resulted from a 48% reduction of the sales staff through attrition and targeted downsizing. Elimination of yellow page and other directory advertising also significantly contributed to the cost reduction, as did closure or subletting of several of our remote sales offices during the year.

General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased from $7,045,000 in 2000 to $5,230,000 in 2001. Total costs for the year ended December 31, 2000 included $693,000 resulting from the issuance of options pursuant to an employment agreement with Aquis' former President. Total costs for the year ended December 31, 2001 included the costs of a settlement of certain employment and other claims made by Aquis' first President and a founder, settled in the approximate amount of $168,000.

         Overall costs were reduced an additional 6.3% as the result of targeted salary reductions and staff attrition and reductions of about 50% implemented in stages during the course of the 30 months ended December 31, 2001. The overall cost decrease was also achieved through lower customer call center and related telephone costs, lower billing and data processing costs resulting from the smaller subscriber base and elimination of the added costs incurred in 2000 in connection with the conversion of the customer bases acquired from SourceOne and Suburban Paging.

Depreciation and Amortization

         Depreciation and amortization decreased to $6,889,000 in 2001 from $10,450,000 in the prior year. Amortization of FCC licenses decreased significantly as the result of the $9,500,000 impairment provision recognized in 2000. Depreciation also declined slightly, primarily as the result of the full depreciation of a substantial number of leased pagers during the year and from the disposal of the Midwest and other paging assets.

Provision for Asset Impairment

         As a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements, Aquis recognized a provision for impairment of the carrying value of its FCC licenses and state certificates in the amounts of $2,298,000 and $9,500,000 at December 31, 2001 and 2000, respectively. The amount of these impairments was based on the excess of the net book value of those intangible assets over the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20%. The resulting adjusted carrying value, net of accumulated amortization totaling $2,216,000 at December 31, 2001 is believed by management to approximate the realizable value of these assets based on current economic conditions and expectations based thereon. Additional write-downs to estimated fair value may occur in future periods based on economic conditions existing then.

Interest Expense

         Net interest expense was $3,909,000 in 2001 compared to $6,670,000 for the 12 months ended December 31, 2000. Our cost of capital decreased primarily as the result of full amortization in 2000 of $1,648,000 of previously deferred financing costs due to our defaults under our loan agreements with FINOVA and AMRO. Net expenses were also greater in 2000 due to our recognition of the value ascribed to the warrants, estimated at $1,553,000, issued to AMRO and Coxton in connection with the equity line of credit provided by Coxton and the convertible debenture purchased from us by AMRO. Interest expense in 2000 also included about $222,000 related to the beneficial conversion feature granted to AMRO International in connection with the bridge loan provided in April 2000. Offsetting these expense reductions in 2001 were higher interest costs associated with the debt due to FINOVA, bearing a premium of an added 2% imposed as a result of our inability to make an optional $2,000,000 principal payment in December 2000.

Income Taxes

         No provision for income taxes is reflected in either period as a result of the Company's net losses in both periods.


RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 2000 AND 1999

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

Cost of Equipment Sales

         The cost of equipment sold during fiscal year 2000 was $742,000 in comparison to costs in 1999 of $947,000, a decline of $205,000 or 21.6%. The previously-described move toward lower-cost pagers and continuing demand for rental units contributed to the reduction, as did declines in average pager costs.

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

Liquidity and Capital Resources

         Our auditors' opinion on our financial statements as of and for the years ended December 31, 2001 and 2000 is qualified and states that there is substantial doubt about our ability to continue as a going concern. This qualified opinion results from our defaults under our loan agreements with FINOVA and AMRO, our history of operating losses and our illiquid financial condition. Our defaults under our loan agreements result in violations of the terms of several of our other operating agreements. If either of our lenders elected to demand repayment of their loans, we would be unable to meet those requirements with the financial resources currently available to us and would then consider alternative responses, including a voluntary filing under the Bankruptcy Code. We are, however, continuing to work closely with our lenders toward the restructuring of our debt and equity positions.

         Following extensive negotiations with our lenders, we signed a term sheet in February 2002, amended in March 2002, under which we proposed to FINOVA a capital structure that calls for our Senior and Subordinated Lenders to exchange about $27,000,000 of the debt due to them for preferred stock that would convert into a combined equity position of 89.99%. The remaining debt due to FINOVA of about $9,000,000 would be payable over four years, with an additional $2,000,000 discount available if the initial $7,000,000 of debt payments are made by September 30, 2005. The remaining debt due to AMRO of $1,000,000 would accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, under this proposal, the holders of the preferred stock outstanding as of December 31, 2001 would exchange those shares for shares of a new issue of preferred stock, redeemable and without conversion rights, valued at $300,000, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at its face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. This proposal is subject to a number of conditions, including but not limited to FINOVA's completion of due diligence, execution of definitive agreements by all affected parties, and approval for the transfer of control of the FCC licenses.

         We can provide no assurance that the restructuring will be completed as currently proposed, or to the degree that may be required by our creditors, or to the extent necessary to ensure our ability to continue as a going concern. In the event that demand is made for payment in full of the existing outstanding debt, management does not believe that Aquis' resources or capabilities to generate liquid assets will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.

         Our business plan requires capital to be available to service our debt, to purchase paging equipment for new and existing subscribers, and to optimize, operate and maintain our communications networks. However, at December 31, 2001 and 2000, we had a working capital deficit totaling more than $32 million, resulting primarily from the reclassification of our term debt to currently payable status. Our principal source of liquidity at December 31, 2001 was $1,084,000 of cash and cash equivalents and $1,010,000 due us for the sale of our Midwest paging assets. We have experienced operating losses since our inception, although we have steadily been producing EBITDA since then. Audit opinions as to the results reported during our last two fiscal years include going concern qualifications that indicate our inability to meet obligations as they become due in the normal course of business. We have not been in compliance with debt covenants or debt service requirements related to our senior secured debt or our unsecured debt since 2000, and our lenders have not waived our defaults. We are currently operating under limited-duration forbearance agreements with both lenders, with the current extensions expiring on April 30, 2002, but if our lenders made demand for repayment of all amounts due to them, we would be unable to meet that demand with existing resources. Including accrued interest through December 31, 2001, we were indebted to FINOVA and AMRO for borrowed funds in the amounts of approximately $30.7 million, and $2.4 million, respectively. Alternatively, AMRO may elect to convert all or part of its debenture into common stock, which at current market values could result in a change in control of Aquis. Should AMRO elect to demand payment, FINOVA may be expected to do the same. We were required, but were unable, to redeem all of the outstanding 7.5% Redeemable Preferred Stock by January 31, 2002; at December 31, 2001, the balance required for such redemption was approximately $1,716,000. Our resources are insufficient at this time to enable us to redeem our preferred stock, and accordingly, these preferred stockholders have the right to appoint representatives to two seats on our Board of Directors. Our common stock was de-listed from the NASDAQ SmallCap Market in October 2000, at which time our stock began to trade on the OTC Bulletin Board. This de-listing technically and functionally terminated our equity line of credit provided under a Common Stock Purchase Agreement with Coxton Limited, eliminating this as a potential source of capital. These factors have prevented us from obtaining any additional significant funding that would enable us to meet our debt service requirements, to acquire sufficient pagers to fully meet demand for either new business or retention of existing subscribers who require replacement units from time to time, or to invest in marketing initiatives for paging or other communications services.

         On April 9, 2000, we signed a Common Stock Purchase Agreement with Coxton Limited, a British Virgin Islands corporation, establishing an equity line of credit or drawdown facility intended to enable us to sell our common stock, at a discount to market pricing, for cash. In order for us to drawdown any of these funds, several key conditions were required: (1) a registration statement for any shares sold under this agreement must be effective, (2) there were to be no material adverse changes in our business, financial condition or prospects, (3) no business combinations or asset disposals would occur without the consent of Coxton, and (4) our shares must continue to trade on the NASDAQ SmallCap Market or other principal market, which does not include the OTC market. Subject to our compliance with our covenants, this facility was negotiated to provide us with a funding mechanism under which we could drawdown up to $20 million from Coxton at shares prices reflecting a discount to average market prices measured over a 22-day trading range. The agreement also imposed some limitations on us, most notably one which limits our ability to sell our securities to any other parties at a discount to market prices for the shorter of a term that was to expire two years after the effective date of the registration statement registering shares under the Coxton agreement or 60 days after the full $20 million was drawn down. This equity line of credit agreement has been technically and functionally terminated due to our de-listing and due to the material adverse changes in our business since the date that agreement was signed. Coxton can formally terminate the agreement with proper notice, but has not yet elected to do so. We are continuing discussions with Coxton in an effort to secure terms suitable to both parties under which this agreement might operate. However, even if we were able to reach an agreement with Coxton and could thereby draw down funds, just two or three draws could result in a change in control based on the share price and number of shares outstanding on September 28, 2001. Due to the constraints described above, we do not expect funding to be available from this source for the foreseeable future.

         Our business plans upon which negotiations of the forbearance agreements and proposed restructuring were based included many facets:

o Staff and salary reductions through targeted cutbacks, normal attrition, compensation adjustments and the sale of non-core business operations. During 2001, we have reduced employment costs by about $1,425,000 from prior year levels.

o Technical operations improvement plans included financial savings available through strategically targeted network consolidations involving co-locating some of our low- and high-band communications equipment, elimination of Midwest operating costs, and finalization of reciprocal compensation agreements currently being negotiated with some of our communications facilities providers. With these consolidations, sales of network equipment that may become non-essential are also planned. In this regard, compared to 2000 cost levels, we have reduced site leasing costs by nearly $650,000, and have cut interconnect and infrastructure communications expenses by a similar amount. We also settled our claims with an interconnect services provider for $765,000. And, we sold some excess transmitting equipment at or around book value.

o The closure of targeted non-core remote sales offices was included in our plans. We managed to close or sublease all except 2 of our remote locations, which will be retained. Reductions of the costs to lease, maintain and supply these sales locations compared to prior year levels reached $145,000.

o Another milestone contained in our plan was the sale of our Midwest operations for cash. We sold those assets in October 2001 and received from escrow the proceeds of $1,010,000 in January 2002 following FCC approval to transfer the underlying FCC licenses and settlement of remaining disputes. FINOVA has approved our request to retain the proceeds for use in our operations and has released its existing liens on the underlying assets and the proceeds resulting from their sale.

o Collection of the proceeds of the note due to Aquis for the sale of our Internet assets was also a key element of our plan for 2001. Discounted proceeds of $625,000 were collected in September 2001 in accordance with the revised terms of the note tendered in that August 2000 sale.

o We earmarked a significant portion of the proceeds from the sales, collections and cost savings noted above for payments to our creditors. The funds raised from these initiatives, along with the conversion of $500,000 of invoices currently payable to one of our vendors to a long-term note has enabled us to reduce our total accounts payable and accrued expenses excluding interest from $6,537,000 at December 31, 2000 to $2,938,000 at the end of the recently-completed fiscal year.

         Even with the successful completion of the initial phases of our plan, management can offer no assurance that our completed efforts to date will be deemed sufficiently successful by our institutional lenders to ensure the completion of an economically-feasible restructuring of our debt and equity, nor the elimination of the conditions causing substantial doubt of our ability to continue as a going concern. We believe that our business plan as a niche one-way paging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on the factors noted above which are largely beyond our unilateral control.

         Aquis' operations provided about $803,000 of net cash during the year ended December 31, 2001, compared to our use of $1,732,000 of cash for operations in 2000. Operations and collections of subscriber receivables generated $1,649,000 in 2001, while these two cash sources used $215,000 during the year ended December 31, 2000. During the current reporting period, we used cash operationally and primarily to fund pager purchases of $1,109,000 and to pay down our debts to vendors by $2,556,000. Offsetting these vendor payments was the interest accrued during the year on the debt to our institutional lenders, which totalled approximately $3,516,000. The need to reduce outstanding accounts payables to vendors continued to be influenced by the declining telecommunications markets, and the failures of PageNet, and then TSR Wireless late in the year ended December 31, 2000 and more recently the troubles of Arch Wireless and Metrocall. The uncertainty caused by these events resulted in increased pressure from our vendors to keep our accounts with them current.

         During the year ended December 31, 2001 we realized proceeds from sales of assets totaling $928,000. This resulted primarily from the September 2001 collection of $625,000 of the proceeds due us for the sale of our Internet assets. The balance of the proceeds was realized from sales of transmitters and other equipment not deemed essential to our core operations. We purchased communications equipment, during 2001, to strengthen our signaling capabilities in targeted areas, to bring current our base of leased pagers, and also acquired targeted one- and two-way paging licensed via the spectrum auctions conducted by the FCC. During 2000, our investing activities used $1,478,000 of net cash, primarily for the acquisition of paging assets from SourceOne and Suburban Paging. Proceeds from sales of assets in 2000 were derived primarily from the sales of excess paging equipment acquired from SourceOne.

         Financing activities consumed $488,000 of cash during the year ended December 31, 2001. Cash was used primarily to pay down a note due to Aquis' former legal counsel, to pay costs incurred in connection with the debt restructuring that, with the assistance of our investment banker, was designed and largely negotiated during the year. We also paid costs incurred in connection with the Registration on Form S-1 of our common shares pursuant to registration rights obligations undertaken as part of prior debt and equity offerings. During the year ended December 31, 2000, Aquis borrowed $2,450,000 and $2,000,000 to complete the SourceOne transaction and to pay down the FINOVA debt and related transaction costs. Concurrent with the loan of $2,450,000 in January 2000, Aquis agreed with its lender to forego any further borrowings under this facility. In April 2000, we elected to make an additional payment of $1,250,000 to reduce the current year loan of $2,450,000 from FINOVA in order to avoid the increased interest rates that would have been assessed in the absence of such a payment. This payment was made through use of the proceeds of the 11% bridge loan extended to Aquis by AMRO International in April 2000 in the amount of $2,000,000, which matured on October 12, 2001. The balance of the bridge loan was used to pay associated fees, for the purchase of additional paging equipment and to meet general working capital needs.

         We do not expect that our current cash and equivalents and the cash we expect to generate from operations will be sufficient to meet our existing debt service, working capital or capital expenditure requirements under our existing debt and forbearance agreements or our current capital and operating structure. The conditions described above indicate that Aquis may not be able to continue as a going concern. Our ability to continue as a going concern and successfully execute our one-way paging business plan is dependent on the continued forbearance of our lenders from demanding immediate payment of their outstanding loans or the restructuring of our existing debt obligations, our continuing ability to generate sufficient cash from operations to meet operating costs and obligations in a timely manner, continuing supplies of goods and services from our key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that demand is made for payment of our outstanding debt, our resources will be insufficient to fully meet such a demand, and we would consider appropriate responses, including the filing of a request for protection under the U.S. Bankruptcy Code. Accordingly, we are continuing discussions with our lenders concerning the formal proposal we submitted for the restructuring of our debt. However, no assurance can be provided that the necessary transactions can be successfully negotiated under suitable terms. However, we do believe that if the restructuring is completed as currently proposed, Aquis will be able to meet its financial and operational commitments for the coming twelve months and for the foreseeable term thereafter.


Seasonality

         Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Changes and Disagreements with Accountants on Accounting and Financial
Disclosure

         Aquis filed a report on Form 8-K on March 12, 2001 to report a change in certifying accountants from PricewaterhouseCoopers LLP to Wiss & Company LLP effective on March 5, 2001. The reports of PricewaterhouseCoopers LLP on the financial statements for the years ended December 31, 1998 and 1999 were not qualified or modified as to uncertainty, audit scope or accounting principles. During those two periods and subsequent interim periods, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

         Our predecessor in interest, Paging Partners Corporation filed a report on Form 8-K on June 11, 1999 to report a change in certifying accountants from Berenson & Co. to PricewaterhouseCoopers LLP. The reports of Berenson & Co. LLP on the financial statements of Paging Partners Corporation for the years ended December 31, 1998 and 1997 were not qualified or modified as to uncertainty, audit scope or accounting principles. During those two periods and subsequent interim periods, there were no disagreements with Berenson & Co. on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.


Quantitative and Qualitative Disclosures about Market Risk

         As of December 31, 2001 substantially all of our debt carried floating interest rates. We had approximately $32,703,000 of floating-rate debt outstanding at that date including unpaid capitalized interest. An interest rate increase or decrease of 2% on this floating rate debt would result in a change in annual interest expenses of about $655,000, or about $0.036 per share, based on the outstanding obligations at Decemebr 31, 2001. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. We had no other significant material exposure to market risk.


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

         In October 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the Financial Accounting Standards Board. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of". It also superceded ABP Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 are to be applied prospectively and are effective for fiscal years beginning after December 15, 2001. Aquis does not expect that the adoption of this Standard to have a material impact on its consolidated results of operations or financial position.

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

         PATRICK M. EGAN, age 50, has been a director and the Chairman of the Board of Aquis since its inception. Mr. Egan has also been the Chairman of the Board and Chief Executive Officer of Select Security, Inc., an electronic security services company, since November 1999. For approximately 27 years until October 1997, Mr. Egan was the President of the Commonwealth Security Systems, Inc., a major provider of electronic security services in the mid-Atlantic region. In addition to his ongoing relationships with Aquis and Select Security, Mr. Egan currently serves Lancaster Radio Paging, Inc. as its President and has done so since 1979, and is a managing member of Security Partner, LLC. Both of those businesses compete in the security alarm monitoring and sales industries.

         ROBERT DAVIDOFF, age 75, has served as a director of Paging Partners Corporation since its organization in February 1994 and remained on the Board after Paging Partners merged with Aquis Communications Inc. to form Aquis Communications Group, Inc. He is currently serving as Managing Director of Carl Marks & Co., Inc., an investment banking firm, where he has been employed since June 1950. He is also a general partner of CMNY Capital, L.P., an investment company founded in March 1962, general partner of CMNY Capital II, L.P., a small business investment company founded in June 1989, and chairman of CM Capital Corporation, an investment vehicle which he founded in March 1982, all of which are affiliated with Carl Marks & Co., Inc. Mr. Davidoff serves on the Board of Directors of Hubco Exploration, Inc., Marisa Christina Corporation and Rex Stores Corporation, all of which are publicly held corporations.

         JOHN B. FRIELING, age 46, has served as a director of Aquis since its inception and is the co-founder and has been the Managing Director of Deerfield Partners, LLC, an investment banking firm, since June 1997. From June 1985 through June 1997, he was a founding member and Vice President of Bariston Associates, Inc., a Boston-based merchant banking firm. Prior to joining Bariston Associates, he was an associate in the acquisitions department of Winthrop Financial Associates. Prior thereto, Mr. Frieling practiced corporate law specializing in mergers, acquisitions and leveraged buyouts. He currently serves on the Boards of Directors of Touch Technology International, Inc., a Phoenix-based company that is a leader in transaction processing for smart card applications, and DC Fabricators, LLC, a New Jersey- based manufacturer of equipment for use in nuclear submarines. Mr. Frieling was also named as the Company's Chief Executive Officer on September 19, 2000. He spends approximately 50% of his time in his role as CEO.

Executive Officers of the Company

         The following is a brief description of the business experience of each of the executive officers of the Company who does not serve as a director of the Company.




Name                            Age        Position
----                            ---        --------

John B. Frieling.............   46  Chief Executive Officer of the Company
Keith J. Powell..............   46  President and Chief Operating Officer
D. Brian Plunkett............   44  Vice President and Chief Financial Officer
                                    of the Company
Brian M. Bobeck..............   33  Vice President-Engineering of the Company
David S. Laible..............   35  Vice President-Sales of the Company

         KEITH J. POWELL has served as President of Aquis since January 2001. Previously he held executive vice president and general manager positions with Adelphia a Business Solutions, a fiberoptic telecommunications provider, and Paging Partners Corporation from June 1996 to June 1998. From 1992 to 1996, Mr. Powell was employed by PageNet, one of the largest domestic paging & messaging service providers, as Vice President and General Manager for its New York and New Jersey operations. Mr. Powell was employed by The Texwipe Company from 1983 through 1992 serving as Vice President of Operations and Marketing Vice President. From 1980 to 1983 Powell held manufacturing management positions with Ethicon, Inc., a division of Johnson & Johnson Inc.

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

Board Composition

         In accordance with the terms of Aquis' certificate of incorporation, the terms of office of the Board of Directors are divided into three classes, each with a three year term except as provided below: Class III, whose term expires at the annual meeting of stockholders to be held in 2002; : Class II, whose term was scheduled to expire at the annual meeting of stockholders in 2001; and Class I, whose term was scheduled to expire at the annual meeting of stockholders in 2000.

         The Class III directors are Patrick M. Egan and Robert Davidoff. The Class II director was Michael Salerno during 2001 and through the date of his resignation of February 8, 2002, and the Class I director is John B. Frieling. Because Aquis did not hold an annual meeting of stockholders in 2000 or 2001, election of the Class I, II and III directors will be held at the next annual meeting. The classification of directors in the manner in effect for the Aquis Board may have the effect of delaying or preventing changes in control or changes in management of Aquis.

         Aquis did not pay the cumulative dividends on January 31, 2002 to the holders of the 7.5% Redeemable Preferred Stock nor were the shares redeemed. Accordingly, those holders are entitled to elect two additional directors to the Board of Directors to serve until the earlier of the date of the next annual meeting or the date on which the cumulative dividends are paid in full. Unless otherwise required by law, the holders of 7.5% Redeemable Preferred Stock have no right to vote on matters coming before Aquis' common stockholders. The proposed debt restructuring under current consideration by our lenders may impact the timing and amount of any payments that may be made to these preferred shareholders, as well as their ability to appoint any members to the Board of Directors.

Item 11.         Executive Compensation

         The following tables sets forth a summary of the compensation paid or accrued for the fiscal years ended December 31, 2001, 2000, and 1999, by Aquis to or for the benefit of each person who served as chief executive officer during the fiscal year ended December 31, 2001 and the other executive officers of Aquis whose cash compensation exceeded $100,000 during the year ended December 31, 2001 (the "Named Executive Officers"):

                           Summary Compensation Table

                                                       Annual Compensation                     Long Term Compensation
                                                       -------------------                     ----------------------
                                                                                                Awards                 Payouts
                                                                                                ------                 -------
                                                                                        Restricted
                                                                                          Stock         Options/       All Other
Name and Principal Position                   Year          Salary         Bonus        Award(s)($)    SARS(#)(1)    Compensation(2)
---------------------------               ------------   ------------   ------------   ------------   ------------   ------------

JOHN B. FRIELING (3) ..................           2001   $    167,500            -0-            -0-        300,000            -0-
Chief Executive Officer ...............           2000   $     78,750            -0-            -0-        300,000            -0-
                                                  1999            N/A            N/A            N/A            N/A            N/A
KEITH J. POWELL(4) ....................           2001   $    144,327   $     22,500            -0-        350,000            -0-
President .............................           2000            N/A            N/A            N/A            N/A            N/A
                                                  1999            N/A            N/A            N/A            N/A            N/A
D. BRIAN PLUNKETT(5) ..................           2001   $    152,917   $     10,000            -0-        100,000            -0-
Chief Financial Officer ...............           2000   $    177,855            -0-            -0-         75,000            -0-
                                                  1999   $    141,667            -0-            -0-        316,762            -0-
BRIAN M. BOBECK(6) ....................           2001   $    153,150   $     35,000            -0-        100,000   $      8,120
Vice President Engineering ............           2000   $    124,642   $     20,000            -0-        175,000   $      3,750
                                                  1999   $    111,458            -0-            -0-         53,500   $      3,129
DAVID S. LAIBLE(6) ....................           2001   $    138,908   $     15,000            -0-        100,000   $      9,074
Vice President Sales ..................           2000   $     99,585   $     40,000            -0-        175,000   $      4,200
                                                  1999   $    101,577   $     31,000            -0-         53,500   $      3,977

-----------

(1) Additional information regarding these option grants is contained in the "Option Grants in Year Ended December 31, 2001" table below. All grants were approved by the Board of Directors in November 2001, except for the grant made to Mr. Powell disclosed in note 4 below.

(2)      Represents matching contributions to Aquis' 401(k) plan.

(3) Mr. Frieling began serving as Chief Executive Officer on September 19, 2000 and compensation paid during 2000 began on that date. Does not include options to purchase 25,000 shares and 100,000 shares issued to him on April 18 and July 24, 2000, respectively, before his appointment as CEO.

(4) Mr. Powell's employment with Aquis began on January 15, 2001. In connection with his hiring, options to acquire 200,000 shares were granted. Another option grant for 150,000 shares was made later during that year.

(5) Mr. Plunkett was granted options to purchase 75,000, 50,000 and 266,762 shares of Aquis common stock on December 13, 2000, and August 31 and January 4, 1999, respectively.

(6) Messrs. Bobeck and Laible were each granted options to purchase 75,000, 100,000 and 53,500 shares of Aquis common stock on December 13, and June 25, 2000 and May 4, 1999, respectively.



                  Option Grants in Year Ended December 31, 2001

         The following stock options were granted to the Named Executive Officers during the year ended December 31, 2001..


Name                     # of Securities  % of Total Options    Exercise Price     Expiration Date      Grant Date
----                       Underlying         Granted to              Per          ---------------       Present
                             Options         Employees in            Share                            Value ($)(2)
                           Granted (#)     Fiscal Year (1)         ($/Share)                          -------------
                           -----------     ---------------         ---------

John B. Frieling(3).....     300,000             26.4%                $0.03       December 31, 2007        $8,100

Keith J. Powell(4)......     200,000             17.6%               $0.125        January 14, 2011       $22,800
                             150,000             13.2%                $0.03       November 21, 2011        $4,050

D. Brian Plunkett(5)....     100,000              8.8%                $0.03       November 21, 2011        $2,700

Brian M. Bobeck(5)......     100,000              8.8%                $0.03       November 21, 2011        $2,700

David S. Laible(5)......     100,000              8.8%                $0.03       November 21, 2011        $2,700


-----------

(1) Based on option grants to employees, and Named Executive Officers during the year ended December 31, 2001 for the purchase of 1,130,000 shares. Excludes options to purchase 450,000 shares of common stock granted to non-employees in fiscal 2001. Options issued to non-employees include issued to the Company's non-employee directors on November 21, 2001.

(2) The valuation method used was the Black-Scholes option pricing model. The calculations are based on the following factors as of the grant date: (i) the expected exercise of the options within three years; (ii) the risk-free interest rate on the grant date using treasury note rates ranging from 5.2% to 6.1% over the expected term of the options; (iii) the price of the stock on the date of grant ranging from $0.125 to $0.03 with its expected volatility at 100%; (iv) no risk of forfeiture; and (v) dividend yield was not applicable as dividends are not expected.

(3) The option grant provided to Mr. Frieling during 2001 was effective on December 1, 2001 and provided immediate vesting of options for 150,000 shares, with additional vesting of options for 25,000 shares per month thereafter until fully vested.

(4) Options to purchase 200,000 shares of Aquis common stock were granted to Mr. Powell in connection with his employment by Aquis on January 15, 2001. These options vest ratably on the first, second and third anniversaries of the grant date. Options to purchase 150,000 shares were granted on November 21, 2001 and provide ratable vesting on the grant date and the three succeeding anniversary dates of the grant date.

(5) Options to purchase 100,000 shares of Aquis common stock were granted to each of Messrs. Plunkett, Bobeck and Laible on November 21, 2001 and provide ratable vesting on the grant date and on the three succeeding anniversary dates of the grant date.

            Aggregated Option Exercises in Fiscal Year 2000 and 2000
                          Fiscal Year-End Option Values

         The table below sets forth information relating to the exercise of options during the year ended December 31, 2001 by each Named Executive Officer and the year-end value of unexercised options.


Name                                   # Shares                  # of Securities Underlying    Value of Unexercised in-the-
----                                  Acquired on    Value      Unexercised Options at Fiscal     Money Options at Fiscal
                                       Exercise      -----                Year End              Year End ($) Exercisable/
                                       --------    Realized    (#) Exercisable/ Unexercisable         Unexercisable
                                                   --------    ------------------------------         -------------
                                                      ($)
                                                      ---

John B. Frieling..................       None        None            600,000 / 150,000                    0 / 0
Keith J. Powell...................       None        None             37,500 / 312,500                    0 / 0
D. Brian Plunkett.................       None        None            261,174 / 230,588                    0 / 0
Brian M. Bobeck...................       None        None            185,667 / 142,833                    0 / 0
David S. Laible...................       None        None            185,667 / 142,833                    0 / 0


Employment Arrangements

         John B. Frieling, a director of Aquis, became employed as Aquis' Chief Executive Officer on September 19, 2000 under the terms of an agreement between Aquis, Mr. Frieling and Deerfield Partners, LLC, a company for which Mr. Frieling serves as managing director. Terms of that agreement provided that Aquis would pay compensation at the monthly rate of $17,500 through March 31, 2001 unless the agreement is terminated before that date by either party. In addition, Mr. Frieling was granted options to purchase 300,000 shares of Aquis' common stock at a price of $0.9625 per share (110% of the closing price for Aquis' common stock on September 19, 2000). Vesting of these options is described in the Certain Transactions disclosures in the subsequent pages. This September 19, 2000 agreement has been superceded by an agreement between Mr. Frieling and Aquis effective December 1, 2001. Under the terms of this latter agreement, Mr. Frieling would continue as our CEO for renewable one year terms, and is to be compensated at the rate of $15,000 per month. Mr. Frieling was also provided with $67,500 as compensation for services provided subsequent to the expiration of his prior agreement, and was awarded options to purchase 300,000 shares of our common stock in connection with the execution of the currently-effective agreement. Vesting of these options is described in the Certain Transactions disclosures in the subsequent pages. The agreement would automatically renew for additional one year terms unless 60 days advance notice of termination was tendered by either party.

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

         D. Brian Plunkett, Aquis' Chief Financial Officer, entered into an employment Agreement with BAP Acquisition Corp. in November 1998, pursuant to which he received a base salary of $175,000 (subject to a minimum upward adjustment of 5% annually). Mr. Plunkett was also eligible for such bonus compensation as may be determined by the Board of Directors from time to time. In November 1998, Aquis Communications, Inc. entered into an employment agreement with David Laible. The agreement provided for a base salary of $100,000 per annum and "incentive compensation" which in the first year was to have been an amount not less than $40,000. Also in November 1998, Aquis Communications, Inc. entered into an employment agreement with Brian Bobeck. That agreement provided for a base salary of $100,000 per annum and "incentive compensation" which in the first year was to have been an amount not less than $20,000. All three agreements with Messrs. Plunkett, Laible and Bobeck provided for stock option grants described elsewhere herein. All three agreements expired at December 31, 2001 and these individuals continue employment with Aquis without employment contracts at this time. Aquis has agreed with each executive to provide salary continuation benefits for a period of three months in the event of their termination without cause.

Directors Compensation

         Directors that are not officers or employed by the Company are not compensated under any standard policy or arrangement with Aquis. Such directors have generally been compensated only through the issuance of stock options and, in 1999, through the direct issuance of 60,000 shares to each of Messrs. Egan, Frieling and Salerno. During the year ended December 31, 2000, Messrs. Davidoff, Egan and Salerno received options to purchase common stock totaling 25,000, 125,000 and 125,000, respectively. Options to purchase 25,000 shares were granted to each of these directors on April 19, 2000 at an exercise price of $1.625 and vested on December 31, 2000. Options to purchase 100,000 shares were issued to each of Messrs. Egan and Salerno on July 24, 2000 at an exercise price of $1.0312 and vested on December 31, 2000. All options issued during fiscal 2000 expire ten years after grant date. Our non-employee directors were also each granted an option to purchase 150,000 shares of our common stock on November 21, 2001. These options provide an exercise price of $0.03, expire on November 21, 2011, and vest in four equal annual increments starting with the initial vesting for 37,500 subject shares on the grant date.

Compensation Committee Interlocks
And Insider Participation In Compensation Decisions

         After Mr. Frieling ceased to be a member of Aquis' Compensation Committee in 2001, Mr. Davidoff joined Mr. Salerno to discharge the responsibilities for that committee. During fiscal 2001 or for any prior period, neither Mr. Salerno nor Mr. Davidoff were officers or employees of Aquis or any of its subsidiaries. Prior to September 18, 2000 at which time he was first employed by Aquis as its CEO, Mr. Frieling was not an officer or employee of Aquis or any of its subsidiaries. Except as set forth below, neither of these individuals had an "interlock" relationship to report during 2000. During 2001 and 2000, respectively, Aquis paid investment banking fees totaling $67,674 and $26,250 to Deerfield Capital, L.P. and Deerfield Partners, LLC. Mr. Frieling serves as managing director of Deerfield Partners, LLC, which in turn serves as general partner of Deerfield Capital, L.P. See also Item 13 for further details describing Mr. Frieling's economic relationships with Aquis.

No executive officer of Aquis served as a member of the Board of Directors or the Compensation Committee or similar committee for any entity that had one or more executive officers serving on Aquis' Board or Compensation Committee.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Aquis' officers and directors, and persons who own more than ten percent (10%) of a class of Aquis' equity securities registered under the Exchange Act to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) stockholders are also required by SEC rules to furnish Aquis with copies of all forms that they file pursuant to
Section 16(a). Based solely on its review of copies of forms filed pursuant to
Section 16(a) of the Exchange Act, and written representations from certain reporting persons, Aquis believes that all Section 16(a) filing requirements during the fiscal year ended December 31, 2001 applicable to Aquis' officers, directors and ten percent (10%) stockholders were complied with in a timely fashion.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership of Aquis' common stock as of March 25, 2002 with respect to: (1) each person known by Aquis to beneficially own 5% or more of the outstanding shares of Aquis common stock, (2) each of Aquis' directors, (3) each of Aquis' Named Executive Officers and (4) all directors and officers as a group. Except as noted, each person set forth below has sole voting and investment control over the shares reported.

                                                                              Shares owned
                                                                           Beneficially and of        Percentage of
Name and Address                                                                Record(1)          Outstanding Shares
----------------                                                                ---------          ------------------
Patrick M. Egan(2)................................................             1,158,222                    6.3%
c/o Select Security, Inc.
1706 Hempstead Road
Lancaster, PA 17601

Select Paging Investors, L.P......................................               898,958                    5.0%
4718 Old Gettysburg Road
Mechanicsburg, PA 17055

Michael Salerno(3)................................................             1,182,026                    6.4%
c/o Select Paging Investors, L.P.
4718 Old Gettysburg Road
Mechanicsburg, PA 17055

John B. Frieling(4)...............................................             2,025,423                   10.8%
c/o Deerfield Capital, L.P.
20 North Main Street, Suite 120
Sherborn, MA 01770

Deerfield Partners, LLC.(5).......................................             1,425,423                    7.8%
20 North Main Street, Suite 120
Sherborn, MA 01770

Deerfield Capital, LP.(6).........................................             1,086,703                    6.0%
20 North Main Street, Suite 120
Sherborn, MA 01770

Robert Greene (7).................................................             1,289,351                    7.1%
c/o Robert Greene Communications, Inc.
210 West Market Street
Pottsville, PA 17901

Robert Davidoff(8)................................................               280,172                    1.5%
Carl Marks & Co., Inc.
135 East 57th Street
New York, New York 10022

AMRO International, S.A(9)........................................             1,936,147                    9.6%
Grossmuenster Platz 6
Zurich, Switzerland

Suburban Connect, LP(10)..........................................               964,588                    5.3%
C/O The Lenfest Group
1332 Enterprise Drive
West Chester, PA 19380

D. Brian Plunkett(11).............................................               366,762                    2.0%
c/o Aquis Communications Group, Inc.
1719A Route 10, Suite 300
Parsippany, NJ 07054

Brian M. Bobeck(12)...............................................               203,500                    1.1%
c/o Aquis Communications Group, Inc.
1719A Route 10, Suite 300
Parsippany, NJ 07054

David S. Laible(12)...............................................               203,500                    1.1%
c/o Aquis Communications Group, Inc.
1719A Route 10, Suite 300
Parsippany, NJ 07054

Keith J. Powell...................................................               104,167                       *
c/o Aquis Communications Group, Inc.
1719A Route 10, Suite 300
Parsippany, NJ 07054

Nick T. Catania(13)...............................................               300,000                    1.6%
3200 S. Stonegate Circle
New Berlin, WI 53151

All Directors and Officers as a group (8 persons).................             5,523,772                   30.4%

-----------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 18,158,767 shares of common stock outstanding as of March 25, 2002.

(2) Includes 187,500 shares of common stock issuable upon the exercise of vested options. Excludes the shares beneficially owned by Deerfield Partners LLC ("Deerfield Partners"), in which Mr. Egan has a 4% equity interest.

(3) Includes 95,568 shares held of record by Mr. Salerno and 187,500 shares of common stock issuable upon exercise of vested options. Mr. Salerno is the Managing Director of Select Capital, Inc., which in turn is the general partner of Select Paging Investors, L.P. Mr. Salerno disclaims beneficial ownership of the 898,958 shares of common stock owned by Select Paging Investors, L.P. and Select Capital, Inc.

(4) Includes 600,000 shares of common stock issuable upon exercise of vested options. Mr. Frieling is the Managing Director of Deerfield Partners, which in turn is the general partner of Deerfield Capital, L.P. ("Deerfield Capital" and together with Deerfield Partners, the "Deerfield Entities"). Deerfield Partners is the record holder of 338,720 shares and Deerfield Capital is the record holder of 1,086,703 shares. Mr. Frieling disclaims any beneficial ownership of the shares of common stock owned by the Deerfield Entities.

(5) Includes 338,720 shares held of record by Deerfield Partners and 1,086,703 shares held of record by Deerfield Capital, of which Deerfield Partners is general partner.

(6)      Includes 1,086,703 shares held of record by Deerfield Capital.

(7) The information included with regard to Robert Greene is derived solely from a Schedule 13D dated March 31, 1999. Aquis assumes no responsibility for the information contained in either Schedule.

(8) Includes 75,088 shares held of record and 117,584 shares held of record by CMNY Capital II, L.P., an entity in which Mr. Davidoff is a partner. Mr. Davidoff disclaims beneficial ownership of the shares owned by CMNY Capital II, L.P. Also includes 87,500 shares issuable upon the exercise of vested options.

(9) Represents 357,942 shares of common stock issuable upon exercise of a warrant to purchase Aquis common stock at a price of $3.16 per share, which warrant is exercisable on or before April 12, 2003, and 1,578,205 shares of common stock issuable upon conversion of a debenture issued under a Loan agreement by and between Aquis and AMRO International. Share number calculated on the basis of (i) an assumed conversion price of $0.045 as of June 4, 2001 and (ii) a waivable contractual limitation in the Loan Agreement which provides that AMRO may not hold more than 9.9% of Aquis' issued and outstanding common stock following such conversion, which limit has been waived, then the waiver was subsequently revoked, all at AMRO's election.

(10) Includes 319,518 shares issued to Suburban Connect, LP in May 2000 in connection with the purchase of paging assets and 645,071 shares representing the payment adjustment specified the related May 16, 2000 Asset Purchase Agreement.

(11) Includes options to purchase 366,762 shares of common stock. Does not include options to purchase 125,000 shares of common stock that may not vest before May 26, 2002.

(12) Includes options to purchase 203,500 shares of common stock for each of Messrs. Bobeck and Laible. Does not include options to purchase 125,000 shares that do not vest before May 26, 2002.

(13)     Includes options to purchase 300,000 shares of common stock.

(*)      Less than 1%.

         The terms of our agreement with AMRO could result in a change in control of Aquis. In the event that AMRO elected to convert its debenture into Aquis common shares while our share price is at current levels, it could acquire control of this company. However, FCC regulations limit the amount of stock that may be owned by foreign interests as discussed in Item 1. To the extent that the conversions referenced above exceed the permitted thresholds, any foreign acquirer of our common stock would jeopardize the ongoing ownership of our communications licenses, which are a key element of our business.

         If we were to draw down funds under our equity line of credit with Coxton just two or three draws at current share values could result in a change in control based on the number of shares outstanding on March 25 2002. We signed a common stock purchase agreement with Coxton Limited, a British Virgin Islands corporation, on April 9, 2000, establishing an equity line of credit or drawdown facility intended to enable us to sell our common stock for cash. In order for us to drawdown any of these funds, several key conditions were required: (1) a registration statement for any shares sold under this agreement must be effective, (2) there were to be no material adverse changes in our business, financial condition or prospects, (3) we may effect no business combinations or dispose of assets unless the other party agreed to honor the terms of our equity line of credit, and (4) our shares must continue to trade on the NASDAQ SmallCap Market or other principal market, which does not include the OTC market. With these and other conditions met, this facility provided that we could drawdown up to $20 million from Coxton at shares prices reflecting a discount to average market prices measured over a 22-day trading range. The agreement also imposed some limitations on us, most notably one which limits our ability to sell our securities at a discount to market prices for the shorter of a term that was to expire two years after the effective date of the registration statement registering shares under the Coxton agreement or 60 days after the full $20 million was drawn down. Coxton does have the right to terminate this facility in the event that our business experiences a material adverse change, if our shares are delisted from the NASDAQ SmallCap Market, or if we file for protection from our creditors. Coxton presently has the right to terminate based on our delisting, but has not elected to do so. We are continuing discussions in an effort to secure suitable terms for both parties under which this agreement might operate.


Item 13.  Certain Relationships and Related Transactions

         Deerfield Capital, LP, of which Mr. Frieling is a principal, and Deerfield Partners, LLC, of which Mr. Frieling is Managing Director, provided investment banking services to Aquis in connection with certain of its completed and proposed acquisitions. During 1999, Deerfield Capital and Deerfield Partners were paid a total of $411,000 in fees and expenses for such services. During 2000 and 2001, respectively, such payments totaled $67,674 and $26,250.

         In April 2000, Aquis and John X. Adiletta entered into a settlement agreement related to employment related claims brought by Mr. Adiletta. The terms of that settlement provide for a payment of $25,000, a credit of $75,000 against existing indebtedness owed to Aquis by Mr. Adiletta, stock valued at $400,000, forgiveness of $115,000 of debt under an existing promissory note secured by common stock owned by Mr. Adiletta, and the reinstatement of 55,000 stock options with an exercise price of $1.12 each under a previous Incentive Stock Option Agreement. The greatest amount of indebtedness due from Mr. Adiletta during the year ended December 31, 2000, was $125,000, which was due in payment for shares of Aquis common stock acquired by him. At April 16, 2001, the outstanding balance due under this 8% note, after the settlement, was $50,000. Due to non-payment of this note, Aquis filed a lawsuit to enforce collection. In response, Mr. Adiletta filed a counterclaim and third-party complaint on or about March 27, 2001 against Aquis, John B. Frieling, Brian Plunkett, Patrick Egan, Michael Salerno, and Robert Davidoff, in which Mr. Adiletta seeks unspecified damages for: (1) the alleged breach of the terms of a Settlement Agreement between Aquis and Mr. Adiletta; (2) alleged fraud in connection with this Settlement Agreement; (3) alleged breach of fiduciary duties arising out of the governance of Aquis; and (4) alleged negligence arising out of the governance of Aquis. This matter was settled on October 16, 2001 through the return of all Aquis common stock held by Mr. Adiletta and the termination of all option rights held by him in exchange for a cash payment to him of $117,500 and the forgiveness of the promissory note due from him in the then-remaining amount of $50,000.

         In April 2000, AMRO International, S.A. purchased from Aquis a debenture in the amount of $2 million, providing an interest rate of 11%. This debenture is convertible into Aquis common stock at AMRO's election. At December 31, 2001 accrued and unpaid interest totaled approximately $379,000. As a result of our defaults under our loan agreements with FINOVA and AMRO, we negotiated forbearance agreements with both lenders that expire, through various extensions, on March 31, 2002. Pursuant to its forbearance agreement, AMRO has agreed to refrain, under certain circumstances, from making demand for payment of our debt to them and to refrain from electing to convert this debt into Aquis common stock. Further details can be found in the discussion of liquidity and capital resources contained in our Management's Discussion and Analysis elsewhere in this document.

         In August 2000, we completed the sale of our Internet business assets to a private investment group headed by John V. Hobko, Aquis IP's former president, and John B. Frieling, who owned or controlled an approximate 13% interest in that investment group at that time. Mr. Frieling was also a director of Aquis, and was subsequently named as Chief Executive Officer of Aquis. The transaction was executed based on arms-length negotiations conducted by John Frieling and Michael Salerno, at the direction of Aquis' Board of Directors. We sold these assets on August 31, 2000 at an approximate purchase price of $2,970,000, inclusive of cash, a 10% note in the amount of $1,329,018 and the assumption of Aquis IP indebtedness. That note was paid down to about $950,000 through several periodic payments during the ensuing months. The maturity date of that 10% note, in the original face amount of $1,329,018, had been extended from October 31, 2000 to March 31, 2001 and finally to December 31, 2001. Pursuant to the modified payment terms of that final extension, we collected the remaining discounted balance of $625,000 in September 2001. We had initially acquired these assets through a stock purchase in June 1999 at a cost to Aquis of 1,150,000 shares of common stock valued at about $1,600,000, $275,000 of cash and assumed liabilities and transaction costs totaling approximately $245,000.

         On September 19, 2000, Mr. John B. Frieling, a director of Aquis, entered into an agreement establishing the economic terms of his employment as Aquis' Chief Executive Officer. Pursuant to the agreement, Aquis paid Deerfield Partners a monthly amount of $17,500 and, upon execution of that agreement, issued to Mr. Frieling options to purchase 300,000 shares of Aquis' common stock at a price of $0.9625 per share (110% of the closing price for Aquis' common stock on September 19, 2000). Options issued to Mr. Frieling for 150,000 shares vested immediately upon issuance, and options to purchase 25,000 shares of Aquis' common stock vested on the first day of each month, commencing October 1, 2000. Compensation for Mr. Frieling's services ceased to be paid effective during the second quarter of 2001. Subsequently, effective December 1, 2001, a new Executive Services Agreement was executed providing a renewable one-year term, a monthly salary of $15,000, compensation in the amount of $67,500 for services provided from the second quarter of 2001 through the effective date of the new agreement, and options to purchase 300,000 shares of our common stock at $0.03. These options, expiring on December 31, 2007, provide vesting for 150,000 at the time of grant and 25,000 additional shares monthly until fully vested.

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

         Effective as of January 14, 2001, Keith J. Powell was employed as President of Aquis under terms of an offer letter that specified a base salary of $150,000, a $50,000 performance bonus measured by comparison of the Company's earnings for the fourth quarters of 2000 and 2001, and the grant of options to purchase 200,000 shares of Aquis' common stock at an exercise price of $0.125. Those options expire on January 14, 2011 and vest in equal amounts on January 15, 2002, 2003 and 2004. An additional option, expiring on November 21, 2011 to purchase 150,000 shares of our common stock was granted on November 21, 2001, vesting 25% on the grant date and in equal increments on each annual anniversary thereafter.

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

     10.57 Instruction to transfer agent regarding AMRO convertible debenture (15)

     10.58 Form of Draw Down Notice pursuant to Common Stock Purchase Agreement dated as of April 9, 2000 (15)

     10.59 Opinion of Buchanan Ingersoll, PC dated April 28, 2000 for benefit of Coxton Limited (15)

     10.60 Escrow Agreement dated as of March 31, 2000 among Aquis Communications Group, Inc., AMRO International, S.A. and Epstein Becker & Green, PC (15)

     10.61 Settlement Agreement, Mutual Release and Waiver of Claims Executed as of October 16, 2001 by and between Aquis Communications Group, Inc. and related parties and John X. Adiletta and Teleservices Group, Inc.(15)

     10.62 Asset Purchase Agreement by and between Alert Communications, L.L.C. and Aquis Wireless Communications, Inc. dated August 31, 2001 (16)

     10.63 Agreement Pending Purchase Consummation by and among Aquis Wireless Communications, Inc. and Alert Communications, L.L.C. dated as of August 31, 2001 (16)

     10.64 Escrow Agreement dated as of September 7, 2001 by and among Aquis Wireless Communications, Inc. Alert Communications, L.L.C. and Harris Bank Barrington, N.A. (16)

     10.65 Option to Purchase Common Stock of Aquis Communications Group, Inc. granted November 21, 2001 to John B. Frieling (17)

     10.66 Aquis Communications Group, Inc. 2001 Stock Incentive Plan adopted by resolution of the Board on November 21, 2001 (17)

     10.67 Executive Services Agreement as of December 1, 2001 by and between Aquis Communications Group, Inc. and John B. Frieling
                  (17)

     10.68 Second Amendment to Asset Purchase Agreement By and Between Alert Communications, LLC and Aquis Wireless Communications, Inc. dated January 16, 2002 (17)

     10.69 Term Sheet issued by FINOVA Capital, Inc. dated February 21, 2002 to Aquis Communications Group, Inc. (17)

     10.70 Amendment to February 21, 2002 Proposed Restructure Term Sheet from FINOVA Capital, Inc. to Aquis Communications Group, Inc. dated March 25, 2002 (17)

     16.1 Letter of PricewaterhouseCoopers LLP dated March 8, 2001 regarding change in certifying accountants (13)

     21.1         Subsidiaries of Registrant(15)

     23.1         Consent of Wiss & Co, LLP dated March 25, 2002(17)

     23.2         Consent of PricewaterhouseCoopers dated March 27, 2002(17)

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

(11) Incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2000.

(12) Incorporated by refernce to Aquis' Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(13) Incorporated by reference to Aquis' current report on Form 8-K dated March 5, 2001

(14) Incorporated by reference to Aquis' Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(15) Incorporated by reference to Aquis' Registration Statement on Form S-1, Amendment Number 2, filed with the Commission on August 24, 2001, Commission File number 333-46892

(16) Incorporated by reference to Aquis' Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(17)   Filed herewith



C.     REPORTS ON FORM 8-K

              Report on Form 8-K filed February 28, 2002 reporting information concerning the Company's negotiations to restructure its debt and equity.

              Report on Form 8-K filed March 12, 2001 reporting a change in certifying accountants from PricewaterhouseCoopers, LLP to Wiss & Company, LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2002

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


  Name                                          Title                                     Date
  ----                                          -----                                     ----

/s/ John B. Frieling
---------------------------
  John B. Frieling                 Chief Executive Officer and Director               March 28, 2002

/s/ D. Brian Plunkett
---------------------------
  D. Brian Plunkett                Chief Financial Officer                            March 28, 2002

/s/ Patrick M. Egan
---------------------------
  Patrick M. Egan                  Director                                           March 28, 2002

/s/ Robert Davidoff
---------------------------
  Robert Davidoff                  Director                                           March 28, 2002

INDEX TO FINANCIAL STATEMENTS
AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


Reports of Independent Accountants......................................     F-2
Consolidated Balance Sheets at December 31, 2001 and 2000...............     F-3
Consolidated Statements of Operations for the three years ended
     December 31, 2001, 2000, and 1999..................................     F-4
Consolidated Statements of Changes in Stockholders' Equity for
     the years ended December 31, 2001, 2000, and 1999..................     F-5
Consolidated Statements of Cash Flows for the three years ended
     December 31, 2001, 2000, and 1999..................................     F-6
Notes to Consolidated Financial Statements..............................     F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Aquis Communications Group, Inc:

         We have audited the accompanying consolidated balance sheets of Aquis Communications Group, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquis Communications Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses from operations at December 31, 2001 and 2000, had a working capital deficiency of $32,891,000, and is in default of the loan agreement with its senior and bridge loan lenders. These lenders have executed forbearance agreements, and the parties are negotiating to restructure the Company's debt and equity structure, but definitive agreements have not yet been executed. The Company's historical losses and illiquid financial position raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Wiss & Company LLP

Livingston, New Jersey
March 25, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Aquis Communications Group, Inc:

         In our opinion, the accompanying consolidated balance sheet of Aquis Communications Group, Inc. and Subsidiaries ("Company") as of December 31, 1999, the related statements of operations and cash flows for the year then ended and the related statements of stockholders' equity for the year ended December 31, 1999 present fairly, in all material respects, the financial position of the Company at December 31, 1999 the results of its operations and its cash flows for the year then ended, and the changes in stockholders' equity for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1999.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 28, 2000
Except for paragraph 4
of Note 10 for which the date
is April 12, 2000

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                                            December 31,
                                                                                                -----------------------------------
                                                                                                        2001           2000
                                                                                                ---------------     ---------------
ASSETS
Current assets:
  Cash and cash equivalents ................................................................    $         1,084     $           378
  Accounts receivable (net of allowances of $1,008 and $1,929, respectively) ...............              2,058               4,912
  Inventory, net ...........................................................................                442                 228
  Assets held for sale, net ................................................................              1,010                --
  Prepaid expenses and other current assets ................................................                328                 426
                                                                                                ---------------     ---------------
      Total current assets .................................................................              4,922               5,944
Property and equipment, net ................................................................              4,034               9,954
Intangible assets, net .....................................................................              2,216               6,976
Deferred charges and other assets ..........................................................                267                 264
                                                                                                ---------------     ---------------
        Total assets .......................................................................    $        11,439     $        23,138
                                                                                                ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt .....................................................    $        28,195     $        27,857
  Notes payable ............................................................................              2,000               2,000
  Accounts payable and accrued expenses ....................................................              2,938               6,537
  Accrued interest .........................................................................              3,932                 491
  Deferred revenue .........................................................................                476                 846
  Customer deposits ........................................................................                272                 380
                                                                                                ---------------     ---------------
      Total current liabilities ............................................................             37,813              38,111
Long term debt .............................................................................                541                --
                                                                                                ---------------     ---------------
Total liabilities ..........................................................................             38,354              38,111
                                                                                                ---------------     ---------------

Commitments and contingencies

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized, 15,000
  shares issued at December 31, 2001 and 2000 ..............................................              1,716               1,603
                                                                                                ---------------     ---------------

Stockholders' equity:
  Common stock, $0.01 par value, 75,000,000 shares authorized, 18,159,000 and
  17,611,000 issued and outstanding at December 31, 2001 and 2000, respectively ............                182                 176
  Additional paid-in capital ...............................................................             17,937              18,211
  Accumulated deficit ......................................................................            (46,750)            (34,913)
  Note receivable from stockholder .........................................................               --                   (50)
                                                                                                ---------------     ---------------
  Total stockholders' equity ...............................................................            (28,631)            (16,576)
                                                                                                ---------------     ---------------
          Total liabilities and stockholders' equity .......................................    $        11,439     $        23,138
                                                                                                ===============     ===============

   The accompanying notes are an integral part of these financial statements

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                             Years Ended December 31,
                                                                            -------------------------------------------------------
                                                                                 2001                2000                1999
                                                                            ---------------     ---------------     ---------------

Revenues:
  Paging services, rent and maintenance ................................    $        18,416     $        27,926     $        30,368
  Equipment sales ......................................................                447                 757                 791
                                                                            ---------------     ---------------     ---------------
       Total revenues ..................................................             18,863              28,683              31,159
                                                                            ---------------     ---------------     ---------------
Operating expenses:
  Cost of paging services exclusive of depreciation ....................              8,164              12,984              13,070
  Cost of equipment sold exclusive of depreciation .....................                448                 742                 947
  Selling and marketing ................................................              1,924               3,595               3,881
  General and administrative ...........................................              5,136               7,045               7,676
  Depreciation and amortization ........................................              6,889              10,450              10,878
  Provision for doubtful accounts ......................................                883               1,494                 919
  Provision for asset impairment .......................................              4,569               9,500                --
  Recovery of communications costs .....................................               (765)               --                  --
  Abandoned acquisition costs ..........................................               --                    57               1,692
                                                                            ---------------     ---------------     ---------------
       Total operating expenses ........................................             27,248              45,867              39,063
                                                                            ---------------     ---------------     ---------------
Operating loss .........................................................             (8,385)            (17,184)             (7,904)
Interest expense, net ..................................................             (3,909)             (6,670)             (3,004)
Gain on sale of assets .................................................                457                 116                  29
                                                                            ---------------     ---------------     ---------------

Loss before income taxes ...............................................            (11,837)            (23,738)            (10,879)
Provision for income taxes .............................................               --                  --                  --
                                                                            ---------------     ---------------     ---------------
NET LOSS ...............................................................            (11,837)            (23,738)            (10,879)
Preferred stock dividends ..............................................                113                 103                --
                                                                            ---------------     ---------------     ---------------

Loss attributable to common stockholders ...............................    $       (11,950)    $       (23,841)    $       (10,879)
                                                                            ===============     ===============     ===============

NET LOSS PER COMMON SHARE:
  Basic and diluted ....................................................    $         (0.66)    $         (1.38)    $          (.76)

Weighted average common shares outstanding .............................         18,015,000          17,354,000          14,233,000

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                           Common Stock                            Preferred Stock
                                                     Shares              Amounts             Shares             Amounts
                                                 ---------------     ---------------     ---------------     ---------------

Balance at December 31, 1998 ................             22,000     $          --                78,000     $         5,830

Shares issued in connection with the
  merger with Paging Partners March 31, 1999.         15,199,000                 152             (78,000)             (5,830)

Shares issued in SunStar acquisition ........          1,150,000                  12                --                  --
Reduction of note due from
  stockholder in connection with settlement
  of claim...................................               --                  --                  --                  --

Shares issued to Directors on
  December 15, 1999 .........................            180,000                   2                --                  --
Net loss ....................................               --                  --                  --                  --

                                                 ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1999 ................         16,551,000                 166                --                  --

Issuance of shares and reduction of
  note due from stockholder to settle claim..            133,000                   1                --                  --

Shares issued for legal services ............            275,000                   2                --                  --
Shares issued for options exercised .........            332,000                   4                --                  --
Value ascribed to the issuance of
  warrants in connection with the
  convertible debenture and equity line of
  credit.....................................               --                  --                  --                  --

Value of beneficial conversion
  feature of AMRO debenture .................               --                  --                  --                  --
Value ascribed to the issuance of
  shares for purchase of paging assets from
  Suburban...................................            320,000                   3                --                  --

Dividends accrued on 7.5% Redeemable
  Preferred Stock ...........................               --                  --                  --                  --
Value ascribed to options issued to
  former President ..........................
Costs incurred in connection with
  registration of common stock ..............               --                  --                  --                  --
Net loss ....................................               --                  --                  --                  --

                                                 ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2000 ................         17,611,000                 176                --                  --

  Shares issued in connection with
  third party professional services rendered.             36,000                --                  --                  --

Value ascribed to the issuance of
  shares for purchase of paging assets from
  Suburban...................................            645,000                   6                --                  --

Dividends accrued on 7.5% Redeemable
  Preferred Stock ...........................               --                  --                  --                  --
Costs incurred in connection with
  registration of common stock ..............               --                  --                  --                  --
Shares and note retired in connection
  with settlement with former President......           (133,000)               --                  --                  --

Net loss ....................................               --                  --                  --                  --

                                                 ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2001 ................         18,159,000     $           182                --                  --
                                                 ---------------     ---------------     ---------------     ---------------

                                                   Additional                                 Notes               Total
                                                    Paid-in            Accumulated         Receivable-        Stockholders'
                                                     Capital             Deficit           Stockholder           Equity
                                                 ---------------     ---------------     ---------------     ---------------

Balance at December 31, 1998 ................    $           221     $          (296)    $          (240)    $         5,515

Shares issued in connection with the
  merger with Paging Partners March 31, 1999.             11,313                --                  --                 5,635
Shares issued in SunStar acquisition ........              1,550                --                  --                 1,562
Reduction of note due from
  stockholder in connection with settlement
  of claim...................................               --                  --                   115                 115
Shares issued to Directors on
  December 15, 1999 .........................                111                --                  --                   113
Net loss ....................................               --               (10,879)               --               (10,879)

                                                 ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1999 ................             13,195             (11,175)               (125)              2,061

Issuance of shares and reduction of
  note due from stockholder to settle claim..                524                --                    75                 600
Shares issued for legal services ............                377                --                  --                   379
Shares issued for options exercised .........                376                --                  --                   380
Value ascribed to the issuance of
  warrants in connection with the
  convertible debenture and equity line
  of credit..................................              1,553                --                  --                 1,553

Value of beneficial conversion
  feature of AMRO debenture .................                222                --                  --                   222
Value ascribed to the issuance of
  shares for purchase of paging assets from
  Suburban...................................              1,595                --                  --                 1,598

Dividends accrued on 7.5% Redeemable
  Preferred Stock ...........................               (103)               --                  --                  (103)
Value ascribed to options issued to
  former President ..........................                693                                                         693
Costs incurred in connection with
  registration of common stock ..............               (221)               --                  --                  (221)
Net loss ....................................               --               (23,738)               --               (23,738)

                                                 ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2000 ................             18,211             (34,913)                (50)            (16,576)

  Shares issued in connection with
  third party professional services rendered.                  5                --                  --                     5

Value ascribed to the issuance of
  shares for purchase of paging assets
  from Suburban..............................                 (6)               --                  --                  --

Dividends accrued on 7.5% Redeemable
  Preferred Stock ...........................               (113)               --                  --                  (113)
Costs incurred in connection with
  registration of common stock ..............               (160)               --                  --                  (160)
Shares and note retired in connection
  with settlement with former President......               --                  --                    50                  50

Net loss ....................................               --               (11,837)               --               (11,837)

                                                 ---------------     ---------------     ---------------     ---------------
Balance at December 31, 2001 ................    $        17,937     $       (46,750)    $          --       $       (28,631)
                                                 ---------------     ---------------     ---------------     ---------------

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                           Years Ended December 31,
                                                                            -------------------------------------------------------
                                                                                 2001                2000                1999
                                                                            ---------------     ---------------     ---------------

Cash flows from operating activities:
  Net loss .............................................................    $       (11,837)    $       (23,738)    $       (10,879)
  Adjustments to reconcile net loss to net cash (used by)/provided by operating activities:
  Provision for asset impairment .......................................              4,569               9,500                --
  Depreciation and amortization ........................................              6,889              10,450              10,878
  Costs of abandoned business combinations .............................               --                    57               1,692
  Cost of beneficial conversion feature of convertible debenture .......               --                   222                --
  Senior loan costs and amortization of deferred financing costs .......                425               1,133                 141
  Stock-based compensation .............................................                  6                 693                 113
  Reduction of note due from stockholder ...............................                 50                  75                 115
  Provision for doubtful accounts ......................................                883               1,494                 919
  Gain on sale of property and equipment ...............................               (457)               (116)                (29)
  Warrants expensed in connection with debenture and line of credit ....               --                 1,553                --
  Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable ...............................................              1,121              (1,538)             (3,479)
     Inventory .........................................................             (1,109)               (959)               (135)
     Prepaid expenses and other current assets .........................               (219)                775                  15
     Accounts payable and accrued expenses .............................                866                (665)              5,579
     Deferred revenues and customer deposits ...........................               (384)               (668)               (287)
                                                                            ---------------     ---------------     ---------------
  Net cash (used by) provided by operating activities ..................                803              (1,732)              4,643
                                                                            ---------------     ---------------     ---------------
Cash flows from investing activities:
  Business acquisitions ................................................               --                (2,454)            (18,940)
  Acquisition of property, equipment and licenses ......................               (537)             (1,258)             (2,275)
  Deferred business acquisition costs ..................................               --                   (57)             (2,230)
  Acquisition escrow deposits ..........................................               --                   200                (200)
  Sale of property and equipment .......................................                928               2,091                 345
                                                                            ---------------     ---------------     ---------------
  Net cash used by investing activities ................................                391              (1,478)            (23,300)
                                                                            ---------------     ---------------     ---------------
Cash flows from financing activities:
  Issuance of long term debt ...........................................               --                 4,450              26,615
  Proceeds from stock issued pursuant to options exercised, net ........               --                   158                --
  Repayment of notes payable to stockholders ...........................               --                   (75)               (520)
  Repayment of notes payable ...........................................               --                  --                (4,150)
  Repayment of long term debt ..........................................               (182)             (1,685)               (144)
  Repayment of capital lease obligation ................................                (18)               (233)             (1,506)
  Deferred financing costs .............................................               (127)               --                  (665)
  Common stock registration costs ......................................               (161)               --                  --
                                                                            ---------------     ---------------     ---------------
  Net cash provided by financing activities ............................               (488)              2,615              19,630
                                                                            ---------------     ---------------     ---------------
Net increase (decrease) in cash and cash equivalents ...................                706                (595)                973
Cash and cash equivalents - beginning of year ..........................                378                 973                --
                                                                            ---------------     ---------------     ---------------
Cash and cash equivalents - end of year ................................    $         1,084     $           378     $           973
                                                                            ===============     ===============     ===============

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)


1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

         Aquis Communications Group, Inc. (the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it operated three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states in the Northeast, Mid-Atlantic and Midwestern regions of the United States, as well as the District of Columbia as of the end of December 2001. The Company completed the sale of the assets of its Midwestern region during January 2002 when remaining escrowed proceeds were released upon settlement of all remaining contingencies. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements. Its customers include individuals, businesses, government agencies, hospitals and resellers.

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the merger with Paging Partners Corporation ("Paging Partners") on March 31, 1999. These statements also include the acquisition of the net assets of Bell Atlantic Paging, Inc. ("BAPCO" or the "Predecessor Company") on December 31, 1998 and the purchase of the paging assets of Suburban Paging in May 2000. Additionally included during Aquis' period of ownership are the Company's Internet operations beginning with its acquisition of SunStar Communications, Inc. in June 1999 through the date of sale on August 31, 2000, and its operations in the Midwest beginning with its purchase of paging assets of SourceOne Wireless in January 2000 and ending with their disposition subject to certain contingencies, including FCC license transfers, in October 2001. These acquisitions have been accounted for under the purchase method of accounting. All material intercompany accounts and transactions have been eliminated in consolidation.

         On March 31, 1999, Paging Partners Corporation merged with Aquis Communications, Inc. ("ACI", incorporated in late 1997 and first capitalized in January 1998) in a transaction accounted for as a reverse acquisition with ACI as the accounting acquirer. At that time, Paging Partners changed its name to Aquis Communications Group, Inc. (the "Company"). The historical financial statements prior to March 31, 1999, are those of ACI. ACI had no operating activities prior to the acquisition of BAPCO on December 31, 1998. The Statements of Changes in Stockholders' Equity prior to the date of the merger reflect that of ACI.

         Aquis' consolidated financial statements as of and for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Aquis incurred consecutive annual net losses of $10,879, $23,738 and $11,837 during each of the years in the three year period ended December 31, 2001. Aquis' deteriorating financial results have caused it to be in default of its agreement with its senior lender, and in January 2001 the Company failed to make a required principal repayment of $514 under that loan. Further, Aquis has not made any required interest payments on this debt since January 11, 2001. Aquis was originally required to pay that lender $2,056 of loan principal during the year ended December 31, 2001 and a $2,000 subordinated convertible note payable to AMRO International that matured in October 2001, also was not paid. The Company's principal source of liquidity at December 31, 2001 included cash and cash equivalents of about $1,084, and $1,010 due for the sale of the paging assets of its Midwest paging business. Aquis, at December 31, 2001 reported a working capital deficit of $32,891, consisting primarily of the debt due to its senior and junior lenders.

         In October 2000, NASDAQ notified Aquis that its securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The continuing effect of this change in trading markets was the reduction of trading volume and liquidity, and it has diminished the Company's ability to restructure its debt or raise additional equity, and has resulted in the technical and functional termination of the right or ability of Aquis to obtain any funding under its Common Stock Purchase Agreement with Coxton Limited.

         As noted, Aquis is in default of its loan agreements with FINOVA and AMRO International, although neither lender has yet demanded payment of the amounts due to them and both have executed forbearance agreements expiring on April 30, 2002, through various extension agreements. Aquis does not expect that its current cash and equivalents and the cash it expects to generate from operations will be sufficient to meet its existing, pre-restructured debt service, working capital and capital expenditure requirements. The conditions described above indicate that there is substantial doubt that Aquis can continue as a going concern. The Company's ability to continue as a going concern is dependent on the continued forbearance of its lenders from demanding immediate payment of their outstanding loans, its ability to generate sufficient cash from operations to meet operating obligations, aside from those under its debt agreements, in a timely manner, continuing supplies of goods and services from its key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. In the event that a restructuring cannot be completed and demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.

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

         Aquis presents depreciation and amortization expenses as a separate charge in its Statement of Operations. During the years ended December 31, 2001, 2000, and 1999, respectively, depreciation expenses totaling $3,614, $5,773, and $6,893 relating to communications infrastructure and leased pagers were so included.

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

Capitalized Software

         The cost to acquire computer software used in the Company's operations is capitalized and amortized over three years. Accumulated amortization totaled $306 and $165 at December 31, 2001 and 2000, respectively.

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

Concentration of Risk

         The Company utilizes one provider of nationwide paging services to fulfill the majority of its requirements for this service. Although there are a limited number of other nationwide carriers, Management believes that other carriers could provide similar services under comparable terms. However, a change in vendor or carrier could cause a delay in service provisioning or a possible loss of revenue, which could adversely affect operating results. The Company maintains its cash and cash equivalents in one commercial bank and one money market fund that invests primarily in high quality money market instruments, including securities issued by the US government. From time to time, such balances may exceed FDIC-insured limits. No single customer is large enough to present a significant financial risk to the Company.

Advertising Costs

         Costs associated with advertising in Yellow Pages or similar directories and other costs for such items as direct mail ads or promotional items are expensed when the ad is first published and circulated or when the expense is incurred for the direct mailing or promotional item. Total advertising expenses totaled $4, $479 and $118 in 2001, 2000, and 1999, respectively.

Long-Lived Assets

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset. During the years ended December 31, 2001 and 2000, Aquis recorded provisions for the impairment of the value of certain tangible and intangible assets. See note 7 for further discussion.

Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized under its stock-based compensation plans. Equity securities issued to non-employees are accounted for at fair market value. Employee compensation costs paid in stock charged against earnings totaled $693 in 2000 and $113 in 1999. Further, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits use of the pooling of interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including those recorded in past business combinations, no longer be amortized against earnings, but should instead be tested annually for impairment. Continued amortization is required for intangibles with finite lives, as is review for impairment in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Implementation of SFAS 142 is required on January 1, 2002. Since the Company has no recorded goodwill or other assets with indefinite lives, no impact on its consolidated financial position or results of operations is anticipated upon adoption.

         In October 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the Financial Accounting Standards Board. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of". It also superceded ABP Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 are to be applied prospectively and are effective for fiscal years beginning after December 15, 2001. Aquis does not expect the adoption of this Standard to have a material impact on its consolidated results of operations or financial position.

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

         The aggregate purchase price of $6,124, including transaction costs, was allocated to the net assets acquired based upon their estimated fair market values. The purchase price was determined by using the average quoted stock price of Paging Partners a few days before and after the date on which the terms of the Merger were agreed and announced. The costs of assets and liabilities recorded in connection with the purchase price allocation are based on estimated fair value, and included intangible assets of approximately $5,038, principally customer lists and FCC licenses.

         The results of operations included in the accompanying financial statements for the years ended December 31, 2001 and 2000 include Paging Partners' operations for 12 months. The following unaudited pro forma information presents a summary of the results of operations for prior periods as if the Paging Partners merger occurred on January 1, 1999.

                                                        For the Year Ended
                                                        December 31, 1999
                                                        -----------------

        Revenue.....................................       $   33,433
        Net loss....................................       $  (11,309)
        Net loss per common share...................       $    (0.72)

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

Effective on August 31, 2000 Aquis sold its Internet operations to a private group headed by the CEO and a Director of Aquis, along with the President of that operating subsidiary. At that time, the net assets totaled $1,400 net of $650 of current liabilities and included licenses, other intangibles and customer receivables. Including those assumed current liabilities, the purchase price was $2,966. Cash of $987 was received along with a 10% note maturing on December 31, 2000 in the face amount of $1,329 in consideration of the non-cash portion of the purchase price. In September, 2001, in accordance with the payment terms of an amendment to the note due from the buyers of the Company's Internet asssets, a payment of $625,000 was received in full satisfaction of the outstanding amounts due to Aquis under that note. The maturity date of this note had been extended from December 31, 2000 to March 31, 2001 and was extended again to December 31, 2001. The final modification provided for full satisfaction of this note at graduated discounted payment amounts through December 31, at which date the full undiscounted amount was due. Gain on the sale of the underlying assets was booked only upon collection of the Note Receivable. Revenues and expenses realized from Internet operations totaled $513 and $1,395, respectively, during Aquis' ownership period in 2000, and those losses led to the decision to sell this operation. Results of operations for this Internet business have been included in the accompanying financial statements during Aquis' ownership from July 1, 1999 through August 31, 2000.


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

         As part of the business plan developed in consideration of its lack of liquidity and the requirements of its lenders, Aquis signed a letter of intent dated June 7, 2001 for the sale of its Midwest paging operations. On August 31, 2001, a related Asset Purchase Agreement was executed which provided for a purchase price of $1.1 million in cash to be paid in exchange for the customer receivables, the customer lists, all equipment and FCC licenses used in that operation and specified contract rights under leases and other operating agreements. Also effective on that date the parties executed an Agreement Pending Purchase Consummation under which the buyer, on the closing date, would assume operational management of the business while Aquis would continue to maintain the licensed communications facilities. A related Escrow Agreement was funded on October 18, 2001. Release from escrow of the proceeds to Aquis was held pending the FCC's approval of the transfer of the related communications licenses. Such release was authorized in January 2002. FINOVA has agreed to release the liens it holds on these assets and allow Aquis to retain the proceeds for use in accordance with its business plan.

         In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", Aquis evaluates the recoverability of the carrying value of its long-lived real and intangible assets based on related estimated undiscounted cash flows. In connection with this sale of assets, Aquis has written down the related net assets by $2,271 during the year ended December 31, 2001 to their estimated realizable value of $1,010, net of transaction costs. The estimated net realizable value of $1,010 is included in the accompanying balance as "Assets held for sale, net". During the years ended December 31, 2001 and 2000, respectively, results of operations of these assets included revenues of about $1,171 and $3,054, a net loss in 2001 (before asset impairment charges) of $550, and net income of $325 in 2000, net of depreciation and amortization charges of approximately $610 and $705.


Acquisition Efforts Abandoned:

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

6. PROPERTY AND EQUIPMENT:

         As of December 31, 2001 and 2000, property and equipment consists of the following:

                                                                                                     December 31,
                                                                                         -----------------------------------
                                                                                               2001                2000
                                                                                         ---------------     ---------------

        Rental pagers (3 years) ...............................................          $        10,036     $         9,363
        Paging network equipment (7 years) ....................................                    7,414              10,686
        Data processing equipment (2-5 years) .................................                    1,121               1,169
        Furniture, fixtures and office equipment (5 years) ....................                      327               1,003
        Leasehold improvements (various) ......................................                      439                 437
        Other .................................................................                       17                  17
                                                                                         ---------------     ---------------
                                                                                                  19,355              22,675
        Less accumulated depreciation .........................................                   15,321              12,721
                                                                                         ---------------     ---------------
                                                                                         $         4,034     $         9,954
                                                                                         ===============     ===============

        As of December 31, 2001, Aquis has reclassified property and equipment used in its Midwest operations and subject to sale, as further discussed in Note 5 above, to current assets being held for sale. Proceeds held in escrow pending FCC approval of license transfers were released to Aquis in January 2002. The Company wrote these assets down by $2,271 to their net realizable value as of December 31, 2001.

7. INTANGIBLE ASSETS:

         Intangible assets consist of the following as of December 31, 2001 and 2000:

                                                                                                     December 31,
                                                                                         -----------------------------------
                                                                                               2001                2000
                                                                                         ---------------     ---------------

        FCC licenses and State certificates (10 years) ........................          $         2,022     $         4,524
        Customer lists (3 years) ..............................................                    6,235               6,216
                                                                                         ---------------     ---------------
                                                                                                   8,257              10,740
        Less accumulated amortization .........................................                    6,041               3,764
                                                                                         ---------------     ---------------
                                                                                         $         2,216     $         6,976
                                                                                         ===============     ===============

         Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements as described in more detail elsewhere herein, Aquis recognized charges for impairment of the carrying value of its FCC licenses and State certificates in the amount of $2,298 and $9,500 at December 31, 2001 and 2000, respectively. The amount of these impairments was based on the excess of the net book value of those intangible assets and the amount of the estimated annual cash flows during their estimated remaining useful lives discounted to net present value using a discount rate of 20%. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets.

8. DEFERRED CHARGES:

         At December 31, 2001 and 2000, deferred charges consisted of the following:

                                                                                                     December 31,
                                                                                         -----------------------------------
                                                                                               2001                2000
                                                                                         ---------------     ---------------

        Deferred financing costs ..............................................          $           127               $ -0-
        Deferred acquisition costs ............................................                      -0-                 -0-
        Unamortized software and other costs ..................................                      140                 264
                                                                                         ---------------     ---------------
                                                                                         $           267     $           264
                                                                                         ===============     ===============


         Deferred financing costs of $127 were capitalized during the current year in connection with investment banking services rendered in the Company's efforts to restructure its debt and equity positions. Deferred financing costs of $1,648 were written off during the year ended December 31, 2000 as the result of the Company's default under its loan agreements and its lenders' rights to make demand for payment of outstanding balances due to them. Deferred acquisition costs of $182 were written off during the same period due to the cessation of negotiations with potential business combination partners. Also recognized during this period was a recovery of costs previously incurred in connection with the attempted acquisition of the assets of Francis Communications.

9.  COMMITMENTS AND CONTINGENCIES:

         The Company leases facilities and equipment used in its operations. Many lease agreements include renewal options with Consumer Price Index related rent escalations. At December 31, 2001, the aggregate future minimum rental commitments under non-cancelable operating leases were as follows:

         Years
         -----
         2002...................................................................         $         2,065
         2003...................................................................                   1,762
         2004...................................................................                     857
         2005...................................................................                     645
         2006...................................................................                     281
         Thereafter.............................................................                       2
                                                                                         ---------------
                                                                                         $         5,612
                                                                                         ===============

         Rent expense was $3,069, $3,894, and $2,874 for 2001, 2000, and 1999,
respectively.

         Pursuant to a certain obligation assumed through the Paging Partners merger, the Company was committed to a significant supplier of telephony services for a minimum annual usage and services volume valued at $240. Thereunder, and subject to attainment of the minimum volume, the Company received certain significant discount pricing from this provider. The Company has historically exceeded that minimum commitment level. Commitments under this contract expired during the third quarter of 2000. There were no such purchase commitments subsequently.

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

         Various legal proceedings, claims and investigations related to services, contracts and other matters involving the Company are discussed below:

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

Fone Zone Communication Corp

         On February 18, 2000, Fone Zone Communication Corp. ("Fone") filed a lawsuit in the Supreme Court of the State of New York in Queens County. The Company, on March 23, 2000, had the venue of this action moved to the U.S. District Court for the Eastern District of New York. Fone, a former reseller of the Company's paging services and of the service of Paging Partners before its merger with the Company, is seeking $1,000 in alleged damages as a result of the termination of its service and solicitation of its customers by the Company. The Company discontinued service to Fone as the result of Fone's severe delinquency and ultimate failure to pay for such services. Management believes it will be able to recover the fully-reserved unpaid charges from Fone through its counterclaim and that the claims initiated by Fone are without sufficient grounds to support its claims. Aquis will continue to vigorously defend this action. Management does not expect the outcome of this lawsuit to have a material effect on its results of operations, cash flows or financial position.

Arbitration of Employment and Other Claims

         On December 23, 1999, the Company's former President, Mr. John X. Adiletta, who was also a Director and a Founder of the Company, filed for arbitration under the Rules of the American Arbitration Association. This former officer's claims were related to an alleged breach of an employment agreement, to wrongful discharge and to wrongful termination of health and welfare benefits including incentive stock options. On April 4, 2000, the parties settled these claims before this matter proceeded to arbitration. Accordingly, the Company provided this individual a payment of $25, a credit of $75 against his existing indebtedness to the Company, shares of the Company's common stock valued at $400, forgiveness of $115 of a note receivable from him, and agreed to replace 55,000 of the 485,000 options previously held by him, valued at $127. Accordingly, $742 has been charged against earning in the accompanying financial statements the period ended December 31, 1999.

         In August 2000, Aquis received correspondence from legal counsel to Mr. Adiletta in which Mr. Adiletta claimed that Aquis was in breach of its obligation under the Securities Act of 1933 to register the shares underlying certain options granted to him previously as contemplated by the terms of the settlement agreement. Mr. Adiletta also requested that he be permitted to submit a bid for the purchase of certain of the assets of Aquis' Internet related business operations conducted by Aquis IP Communications, Inc., which assets were at the time of the letter from Mr. Adiletta the subject of a signed Asset Purchase Agreement with the investment group headed by Mr. John Hobko, then President of Aquis IP Communications, Inc., and Mr. John B. Frieling, a director of Aquis. Aquis commenced an action to collect the proceeds due under a promissory note due to the Company for the purchase of certain Aquis securities issued to Mr. Adiletta. Mr. Adiletta, on or about March 27, 2001, filed a counterclaim and third-party complaint against Aquis, its Board of Directors, CEO and CFO in which unspecified damages were sought for the alleged breach of the terms of a Settlement Agreement between himself and Aquis, alleged fraud in connection with that settlement, alleged bread of fiduciary duties and negligence arising out of the governance of Aquis. On October 16, 2001 Aquis and Adiletta executed a new settlement agreement under which each agreed to release and waive all claims that were or could have been asserted against one another. In addition, Aquis paid Mr. Adiletta $117,500 and forgave all outstanding amounts due under the promissory note due to Aquis, and, Mr. Adiletta surrendered all common shares and options to purchase Aquis shares owned by him and agreed to refrain from acquiring any direct equity holdings in Aquis.


10. LONG-TERM DEBT:

         On October 23, 1998, ACI entered into a five-year term loan agreement (the "Senior Loan Agreement") with FINOVA Capital Corporation ("FINOVA") structured to provide a $30,000 credit facility. That agreement specified a term of five years, and required graduated increasing quarterly principal repayments ranging from .5% to 3.5% of outstanding principal beginning on July 1, 2000, with the balance due on December 31, 2003. Loan interest was set at a rate based on Citibank, N.A.'s corporate base rate plus 175 basis points. The Company also had the right to elect to have interest on a part of the FINOVA loan based on a London Inter-Bank Official Overnight Rate plus 450 basis points. This term loan, now classified as currently payable due to Aquis' defaults, is collateralized by all of the Company's assets, presently owned and acquired subsequently, and all issued and outstanding equity interests in the Company's operating subsidiaries. The loan agreement also contains various covenants, including restrictions on capital expenditures and compliance with certain financial ratios. Beginning in 1999 and continuing forward, the Company was not in compliance with certain ratios under this loan agreement.

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

         On September 27, 2000, the Company and FINOVA agreed to modify the terms of its Senior Loan Agreement, as amended. These modifications permit Aquis to retain all proceeds from the sale of its Internet operations and gives Aquis an option to reduce the scheduled principal payment due on July 1, 2001 from $514 to $200 in exchange for payment of a fee of $75. Financial ratio covenants related to the amount of senior and total debt outstanding and to its debt service coverage were also relaxed from original levels through September 30, 2001. The maximum permitted leverage ratios were increased by amounts ranging from 33% to 75% of original limits. Minimum required coverage ratios were relaxed by 34% to 54% of original requirements. In exchange, Aquis has agreed to pay quarterly fees of $75 if original financial ratios are not maintained. Further, additional contingent fees of up to $250 per quarter will be added to the principal balance due at final maturity if Aquis is unable to meet the financial ratios as amended in April, 2000. The Company paid a fee of $100 in order to secure these modifications. Finally, a principal payment of $2,000 would be required on or before December 31, 2000 in order to avoid the assessment of a $500 fee and an interest rate increase of 2%. That fee, at the Company's election, would also be added to the principal balance otherwise payable at the maturity date of this loan. Aquis has not made the specified principal payment of $2,000, nor has the scheduled quarterly principal payment due on January 2, 2001 of $514 been made. The Company and its lender are discussing alternatives for the Company's failure to make the scheduled principal payment and the Company's projected non-compliance with amended financial covenants at December 31, 2001. As the result of the defaults under the FINOVA and AMRO agreements, all debt has been classified as current at December 31, 2000 and 2001.

         At December 31, 2000, the balance of the Senior Loan outstanding was $26,749 and is subject to floating interest rates. Of that total, $1,200, the SourceOne portion, carried an interest rate of 13.5% at that time. The balance was subject to a rate of 11.25%. These rates were each expected to increase by an additional 2% due to the non-payment of the specified $2,000 principal payment due on December 31, 2000. The remaining balance of long term debt outstanding consisted principally of borrowings made pursuant to the bridge loan of April 2000 and to the Installment Loan, discussed below.

         As of December 31, 2000, Aquis was in default of its agreements with FINOVA and AMRO. Neither lender had demanded repayment of the balances due at that date. However, neither lender had waived their right to do so. On April 18, 2001 and June 7, 2001, Aquis executed forbearance agreements with AMRO International and FINOVA Capital, respectively, in response to these defaults. Pursuant to these forbearance agreements, FINOVA and AMRO agreed not to demand payment of outstanding amounts due until December 31, 2001, or if earlier, until re-established financial targets are not met. In April 2001 as part of its forbearance agreement, AMRO also agreed to refrain from converting its debenture into shares of Aquis common stock, and subsequently extended that term of forbearance to December 31, 2001. Under certain circumstances specified in that agreement with AMRO, such as the enforcement of any other party's rights against Aquis in the event of default under another material contract, and certain other circumstances, the termination date of that forbearance agreement may be accelerated. In connection with that agreement with AMRO, Aquis is working with a financial consultant specializing in the management of distressed businesses. In May 2001, AMRO revoked its April 2, 2001 written election to waive the provisions contained in the debenture that limited its right to acquire a number of Aquis shares that might cause its beneficial ownership of Aquis common stock to exceed 9.9%. With an agreement in place with AMRO, Aquis and FINOVA executed a forbearance agreement on June 7, 2001 related to Aquis' senior loan which is also set to expire on December 31, 2001. Both FINOVA and AMRO have extended their forbearance agreements through April 30, 2002. These forbearance agreements were based in part on business plans intended to improve Aquis' financial performance and its ability to pay its lenders. The underlying goals are expected to be achieved through salary reductions, targeted cutbacks and normal attrition, along with consolidation of its communications networks, sales of non-core paging properties and equipment and marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of its paging industry competitors on two-way and other advanced services. In this regard, Aquis signed an Asset Purchase Agreement related to the sale of its paging operations in the Midwest and has deposited proceeds from the sale of these Midwest paging assets during January 2002 totaling $1,010. Aquis has reduced its workforce by about 39% since December 31, 2000. It has also collected the remaining $625 balance due for the sale of its Internet assets per the discounted payment terms provided in the June 2001 modifications negotiated with respect to the related note, and has settled certain claims under the Telecommunications Act of 1996 with one of its suppliers in the net amount of $765. These initiatives allowed Aquis pay down amounts due to its general creditors and to invest in paging equipment to better supply its core markets.

         Following extensive negotiations with its lenders, Aquis and FINOVA signed a non-binding term sheet in February 2002, amended in March 2002, under which a capital structure is proposed that calls for Aquis' Senior and Subordinated Lenders to exchange about $27,000 of the debt due to them for preferred stock that would convert into a combined equity position of 89.99%. The remaining debt due to FINOVA of about $9,000 would be payable over four years, with an additional $2,000 discount available if the initial $7,000 of debt payments are made by September 30, 2005. The remaining debt due to AMRO of $1,000 would accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, under this proposal, the holders of the preferred stock outstanding as of December 31, 2001 would exchange those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at their face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. This proposal is subject to a number of conditions, including but not limited to FINOVA's completion of due diligence, execution of definitive agreements by all affected parties, and approval for the transfer of control of the FCC licenses.

         Management can provide no assurance that the restructuring will be completed as currently proposed, or to the degree that may be required by its creditors, or to the extent necessary to ensure an ability to continue as a going concern. In the event that demand is made for payment in full of the existing outstanding debt, management does not believe that Aquis' resources will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.

         At December 31, 2001 the balance of the Senior Loan outstanding was $30,732, including accrued interest and $1,000 of loan fees. This debt is subject to interest rates set at Citibank, N.A.'s published base rate plus 6% as amended by the June 7, 2001 Forbearance Agreement. At December 31, 2001, that rate approximated 10.75%. The remaining balance of Aquis' outstanding debt consisted principally of borrowings made pursuant to the bridge loan of April 2000 and to the Installment Loan, discussed below. This also included a note payable to a key vendor and customer in the amount of $500, dated November 1, 2001, bearing interest at 6%. The entire principal balance of $500, together with interest accrued from the date of the note is due and payable on November 1, 2004. If not paid on that due date, interest subsequent to that date will accrue at 12% until paid in full. This note resulted from the settlement of disputes between the parties arising from conflicting interpretations of various contractual obligations, and also included mutual releases of all claims among the parties that existed on or before October 1, 2001.

         During the second quarter of 1999, the Company refinanced the capital lease obligations that were assumed as a result of the merger with Paging Partners. Terms of the new obligation (the "Installment Loan") included a principal amount of $1,300, a 60-month repayment schedule, an interest rate indexed to the yield for five year Treasury Notes, and is collateralized by the underlying equipment. At December 31, 2001, principal of $919 was outstanding. As the result of its default under its senior term loan, Aquis is also in default of this debt agreement, which has also been classified as currently payable.

11. RELATED PARTY TRANSACTIONS:

         The Company was provided with various investment banking services by a firm with which a certain member of the Board of Directors was affiliated. Deerfield Capital, LP, of which Mr. Frieling is a principal, and Deerfield Partners, LLC, of which Mr. Frieling is Managing Director, provided investment banking services to Aquis in connection with certain of its completed and proposed acquisitions. During the years ended December 31, 2001, 2000 and 1999, respectively, Deerfield Capital and Deerfield Partners were paid $67, $26 and $411 in fees and expenses for such services.

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

         During 1999, the Company received $500 from a limited liability company in which a minority member is a partnership whose managing partner is also a member of the Company's Board of Directors. These funds represented earnest money for the sale of the Company's Internet subsidiary. The sale was completed on August 31, 2000 as described in Note 5.

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


12. NOTES RECEIVABLE FROM STOCKHOLDERS:

         One of ACI's founding shareholders and a former President acquired shares of the Company's Series A Preferred Stock. As part of that purchase, a note for $240 was executed that was to be repaid in four equal annual installments commencing on May 15, 2000. The note provided interest at a rate of 8%, and all interest was due with the final payment on May 15, 2003. On April 4, 2000, in connection with the settlement of certain claims made by this officer in relation to the end of his relationship with the Company, an agreement was reached under which the face amount of this $240 note was reduced to $125, and subsequently that note was reduced to $50 as of December 31, 2000. Subsequently, as further discussed in note 9 above, this note was forgiven as part of the settlement of various matters involving Aquis and this former officer.


13. INCOME TAXES:

         At December 31, 2001, the Company had Federal net operating loss carryforwards for tax purposes of approximately $30,000 that expire between 2009 and 2016. Approximately $8,550 of this total consists of pre-acquisition losses that are subject to restrictions imposed by Section 382 of the Internal Revenue Code that limit utilization of such carryforwards to about $300 annually.

         The provision for income taxes is summarized as follows:



                                                                                2001                2000                1999
                                                                          ---------------     ---------------     ---------------

        Federal:
          Current ...................................................     $          --       $          --       $          --
          Deferred (benefit), net ...................................              (3,998)             (4,012)             (3,756)
          Valuation allowance .......................................               3,998               4,012               3,756
                                                                          ---------------     ---------------     ---------------
          Total Federal .............................................                --                  --                  --
                                                                          ---------------     ---------------     ---------------
        State:
          Current ...................................................     $          --       $          --       $          --
          Deferred (benefit), net ...................................              (1,118)               (945)               (898)
          Valuation allowance .......................................               1,118                 945                 898
                                                                          ---------------     ---------------     ---------------
          Total State ...............................................                --                  --                  --
                                                                          ---------------     ---------------     ---------------
        Total provision for income taxes ............................     $          --       $          --       $          --
                                                                          ===============     ===============     ===============

         Significant components of deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                                                                   2001                2000
                                                                                              ---------------     ---------------
        Deferred tax assets:
          Allowance for doubtful accounts ...............................................     $           465     $           813
          Depreciation and impairment provisions ........................................               3,767               1,673
          Net operating loss carryforwards ..............................................              12,817               9,327
          Settlement reserve ............................................................                --                   170
                                                                                              ---------------     ---------------
          Total deferred tax assets .....................................................              17,049              11,983
          Deferred tax liabilities-amortization of intangibles ..........................                (951)             (1,001)
                                                                                              ---------------     ---------------
          Net deferred tax assets before valuation allowance ............................              16,098              10,982
          Valuation allowance ...........................................................             (16,098)            (10,982)
                                                                                              ---------------     ---------------
        Net deferred tax asset ..........................................................     $          --       $          --
                                                                                              ===============     ===============

         A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows:

                                                                                2001                2000                1999
                                                                          ---------------     ---------------     ---------------

        Tax (benefit) at Federal statutory rate .....................               (34.0)%             (34.0)%             (34.0)%
        State income taxes, net of Federal tax benefit ..............                --                  --                  --
        Permanent differences .......................................                  .3%                7.0%                0.4%
        Valuation allowance .........................................                33.7%               27.0%               33.6%

        Effective tax rate ..........................................                --                  --                  --


         As of December 31, 2001, the Company recorded no deferred tax asset. The future expected benefit from the realization of the net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31, 2001. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

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

         In connection with the purchase of paging assets from SourceOne on January 31, 2000, 15,000 shares of the Company's 7.5% Redeemable Preferred Stock were issued at an agreed value of $1,500. The rights and preferences of this 7.5% Redeemable preferred stock provide those shareholders with cumulative dividends, whether or not declared by the board of directors, at an annual rate of $7.50 per share. Dividends on any shares of stock having rights junior to the 7.5% Redeemable Preferred Stock are prohibited until all accumulated dividends have been paid on the 7.5% Redeemable preferred stock. As of December 31, 2001, cumulative accrued and unpaid dividends totaled $216. In the event of liquidation, dissolution, or winding up, the holders of Series A Preferred Stock will be entitled to receive out of the assets available for distribution prior to and in preference to the holders of common stock, an amount equal to $100.00 per share, plus all accrued and unpaid dividends, subject to adjustment. Redemption was required for all of the 7.5% Redeemable preferred stock outstanding on January 31, 2002 at a redemption price equal to 100% of the then existing applicable liquidation preference, plus accrued and unpaid dividends to the date of redemption, subject to the legal availability of funds. As a result of Aquis' illiquid financial condition and its defaults under its debt agreements with its Senior and Subordinated lenders, these shares have not been redeemed and accordingly, these shareholders have the right to elect two directors to the Board. Unless otherwise required by law, the holders of 7.5% Redeemable Preferred Stock have no right to vote on matters coming before Aquis' common stockholders.

15. STOCK OPTIONS:

         Through the merger with Paging Partners, the Company has a stock option plan (the "Plan"), as amended. Under this plan, options to purchase shares of the Company's common stock, intended to qualify as incentive stock options, may be granted to Aquis employees. A total of 1,500,000 shares of common stock had been reserved for issuance under the amended Plan. Options are exercisable for terms of six months to ten years from the date granted. Aquis also established an Aquis Communications Group, Inc. 2001 Stock Incentive Plan (the "2001 Plan") in November 2001 for purposes similar to those of the initial plan. Either Incentive Stock Options or Non-Qualified Stock Options may be granted under the 2001 Plan, under which the number of shares which may be issued is 2,000,000. Employees, directors and consultants are eligible for grants under this 2001 Plan. Details, including option grants on November 21, 2001 to purchase 1,080,000 shares under the 2001 Plan, are as follows (shares and prices are stated at original amounts before effect of the share conversion effected through the merger):

                                                                                         Number              Option
                                                                                       of Shares          Price Range
                                                                                    ---------------     ---------------

        1999
        Outstanding, January 1 ................................................             352,150          $0.88-4.19
        Granted ...............................................................           1,209,946          $1.00-1.38
        Exercised .............................................................              (2,500)              $0.88
        Cancelled .............................................................            (523,683)         $0.88-1.38

        Outstanding, December 31 ..............................................           1,035,913        $0.88-4.1875

        Exercisable, December 31 ..............................................             460,150        $0.88-4.1875


        2000
        Outstanding, January 1 ................................................           1,035,912          $0.88-4.19
        Granted ...............................................................           2,345,000       $0.2344-1.625
        Exercised .............................................................            (331,800)       $0.875-1.875
        Cancelled .............................................................            (739,500)     $0.9375-4.1875

        Outstanding, December 31 ..............................................           2,309,612        $0.2344-3.00

        Exercisable, December 31 ..............................................           1,284,602          $0.75-3.00


        2001
        Outstanding, January 1 ................................................           2,309,612        $0.2344-3.00
        Granted ...............................................................           1,580,000        $0.03-$0.125
        Exercised .............................................................                --                  --
        Cancelled .............................................................            (160,850)        $0.03-$3.00

        Outstanding, December 31 ..............................................           3,728,762          $0.03-3.00

        Exercisable, December 31 ..............................................           2,168,760          $0.75-3.00

         In consideration of the merger at March 31, 1999, options deemed exercisable as of December 31, 1998 include options that actually become exercisable on February 13, 1999 and options that become exercisable upon a change in control.

         As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted. Accordingly, no compensation cost has been recognized for the grant of these options in the accompanying financial statements.

         In the following table, the fair value of stock options issued to Employees during 2001 and 2000 is based on the Black-Scholes pricing model with the following assumptions: the price of the stock at the time of grant, risk free interest rates ranging from 4.57% to 5.81%, no dividend yield, 100% volatility and a weighted average expected life of the options of nine to ten years. Had compensation cost been determined on the basis of FASB Statement No. 123, net loss and loss per share would have been reduced as follows:

                                                                                          2001                2000
                                                                                    ---------------     ---------------

        Net Loss Attributed to Common Stockholders:
          As reported .........................................................     $       (11,950)    $       (23,841)
          Pro forma ...........................................................     $       (11,987)    $       (24,965)
        Net Loss per Common Share:
          As reported .........................................................     $         (0.66)    $         (1.38)
          Pro Forma ...........................................................     $         (0.67)    $         (1.44)

         In connection with the employment of a former President and CEO, and pursuant to his employment agreement dated January 4, 2000, the Company issued an option to purchase 900,000 shares of the Company's common stock. The option was to vest ratably on, or around, June 30, 2000, January 2, 2002 and January 2, 2003. Vesting rights were subsequently modified in April 2000 to allow the first 300,000 options, which specified an exercise price of $0.75, to vest on the earlier of June 30, 2000 or the date of funding of the convertible debenture acquired by AMRO; that debenture was funded in April 2000 and vesting was accordingly accelerated. For these 300,000 options, compensation expense was recognized in the amount of $693, based on the excess of the fair market value of the Company's common stock over the exercise price on the date his option agreement was amended to permit him to vest in options that would have otherwise expired unvested. No expense has been recognized in connection with the remaining 600,000 due to their cancellation as the result of the end of his employment by Aquis.

         In connection with the employment of the Company's current President, 200,000 options were granted on January 15, 2001 providing an exercise price of $0.125 and an expiration date of January 11, 2011. Vesting is set to occur ratably over three years beginning January 15, 2002.

16. WARRANTS:

         Aquis issued warrants to AMRO, Coxton and Ladenburg, Thalmann & Co. in connection with obtaining the bridge loan from AMRO and the equity line of credit from Coxton. In exchange for the funding and agreements gained in those transactions, and in addition to other compensation, those parties received the following warrants:

                                                        Options to          Date Options         Date of
                                                         Purchase              First           Expiration of
                                                      Shares of Stock       Exercisable           Options         Exercise Price
                                                      ---------------     ---------------     ---------------     ---------------

         AMRO International, S.A                              357,942      April 12, 2000      April 12, 2003     $         3.163
         Coxton, Limited                                      600,000         May 3, 2000         May 3, 2003     $         2.300
         Ladenburg, Thalmann & Co.                            300,000         May 3, 2000         May 3, 2003     $         2.300


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


18. SUPPLEMENTAL CASH FLOW DATA:

         The tables below provides supplemental information to the consolidated statements of cash flows:

                                                                               2001                2000                1999
                                                                          ---------------     ---------------     ---------------

        Cash paid for interest .....................................      $           290     $         3,500     $         2,586
        Cash paid for taxes ........................................      $          --       $          --       $          --
        Liability assumed in connection with purchase of assets ....      $            79     $          --       $          --

Business Acquisitions

         During the year ended December 31, 2000, Aquis purchased paging assets of SourceOne Wireless and Suburban Paging. In 1999, the Company used cash of $18,940 for business acquisitions in connection with the final cash payment made for the December 31,1998 BAPCO assets purchase and for Paging Partners and SunStar transactions:

                                                                                                             BAPCO,
                                                                                      SourceOne         Paging Partners
                                                                                         And              and SunStar
                                                                                       Suburban           Transactions
                                                                                    ---------------     ---------------

        SourceOne, Suburban & BAPCO purchase price,
         fair values for Paging Partners and SunStar assets ...................     $         8,816     $        40,620
        Note issued to Bell Atlantic Mobile ...................................                --                (4,150)
        Liabilities assumed ...................................................              (1,801)             (3,262)
        Exchange of common stock ..............................................              (1,598)             (7,197)
        Exchange of preferred stock ...........................................              (1,500)               --
        Transaction costs paid or accrued .....................................              (1,223)             (1,535)
        Cash paid at closing - BAPCO ..........................................                --                (5,366)
        Cash acquired - Paging Partners and SunStar ...........................                (240)               (170)
                                                                                    ---------------     ---------------

        Net cash paid .........................................................     $         2,454     $        18,940
                                                                                    ===============     ===============

         Gross cash paid in connection with the SourceOne purchase in January 2000 was $2,894. Excluding cash acquired in the Paging Partners and SunStar transactions, cash paid in conjunction with those two transactions in 1999 totaled $575.

19.  QUARTERLY FINANCIAL RESULTS (UNAUDITED):

         Quarterly financial information for the years ended December 31, 2001 and 2000 is summarized below:

                                                          First              Second               Third              Fourth
                                                         Quarter             Quarter             Quarter             Quarter
                                                     ---------------     ---------------     ---------------     ---------------

Year ended December 31, 2001:
  Total revenues ................................    $         5,220     $         4,920     $         4,619     $         4,104
  Operating loss ................................             (1,578)             (3,891)(a)            (439)             (2,477)(b)
  Net loss attributed to common shareholders ....             (2,572)             (4,902)               (988)             (3,488)
  Net loss per share (basic and diluted) ........              (0.15)              (0.27)              (0.05)             (0.019)
Year ended December 31, 2000:
  Total revenues ................................    $         8,111     $         7,877     $         6,995     $         5,700
  Operating loss ................................             (2,051)(b)          (1,437)               (914)            (12,782)
  Net loss attributed to common shareholders ....             (2,861)             (2,384)               (885)            (17,711)(c)
  Net loss per share (basic and diluted) ........              (0.17)              (0.14)              (0.05)              (1.02)

-----------

(a) Operating loss for the second quarter of 2001 includes a non-recurring charge of $2,576 to provide for the estimated impairment of Midwest paging system assets based on their estimated sale price. This provision was revised and adjusted down in subsequent quarters to $2,271 as negotiations proceeded to conclusion.
(b) Operating loss for the fourth quarter of 2001 includes a charge of $2,298 to reflect an impairment of the Company's FCC licenses based on the net present value of cash flows expected over the remaining life of these assets.
(c) Operating loss for the first quarter includes the cost of options issued to the Company's former President of $693.
(d) Net loss during the fourth quarter includes a write off of deferred financing costs in the amount of $1,648 as the result of the Company's default under its loan agreements, and the write-off of acquisition costs previously capitalized in the amount of $182 resulting from the end of negotiations related to those targeted business combinations. Also charged to fourth quarter earnings was a provision for asset impairment of $9,500 and the estimated cost of warrants issued in connection with the bridge loan and equity line of credit in the amount of $1,553.

20. VALUATION AND QUALIFYING ACCOUNTS:

         The allowance for doubtful accounts in 2001 was reduced in connection with collections of receivables from customers and as the result of the reclassification of the receivables and related allowance from Midwest paging operations to their status of held for sale at December 31, 2001. No allowance for inventory obsolescence is presented in 2000 or 2001 as the result of the Company's policy to exclude obsolete pagers from its periodic inventory valuations.

                                                         Balance at         Charges to          Deductions          Balance at
                                                         Beginning          Costs and            and Other             End
                                                          of Year            Expenses           Adjustments           of Year
                                                      ---------------     ---------------     ---------------     ---------------

Allowance for doubtful accounts:
  1999 ..........................................                 490                 919                 470                 939
  2000 ..........................................                 939               1,494                 504               1,929
  2001 ..........................................               1,929                 883               1,804               1,008

Allowance for inventory obsolescence:
  1999 ..........................................                 185                --                   185                --
  2000 ..........................................                --                  --                  --                  --
  2001 ..........................................                --                  --                  --                  --


21.  SUBSEQUENT EVENTS:


         The Company continues to be in default on its senior and junior debt covenants. Aquis did not make the scheduled principal repayment to FINOVA of $514 in January 2001, and made none of the monthly interest or principal payments required for any period subsequent to December 31, 2000. The Company is also in default under terms of its agreement with AMRO International. Aquis is currently renegotiating the terms of its senior and junior debt agreements and is seeking additional funds to finance business operations, but a successful conclusion to these efforts cannot be assured. A non-binding term sheet outlining proposed terms for the restructuring of the Company's debt and equity has been signed by FINOVA and Aquis. A detailed examination of this proposal is being conducted by FINOVA's representatives at this time. See also Notes 1 and 10 to these financial statements for discussion of going concern matters and further information about this proposed restructuring.

                                  Exhibit Index
                                  -------------

Exhibit
Number                   Description
------                   -----------
                  (Referenced to Item 601 of Regulation S-K)

10.65 Option to Purchase Common Stock of Aquis Communications Group, Inc. granted November 21, 2001 to John B. Frieling

10.66 Aquis Communications Group, Inc. 2001 Stock Incentive Plan adopted by resolution of the Board on November 21, 2001

10.67 Executive Services Agreement as of December 1, 2001 by and between Aquis Communications Group, Inc. and John B. Frieling

10.68 Second Amendment to Asset Purchase Agreement By and Between Alert Communications, LLC and Aquis Wireless Communications, Inc. dated January 16, 2002

10.69 Term Sheet issued by FINOVA Capital, Inc. dated February 21, 2002 to Aquis Communications Group, Inc.

10.70 Amendment to February 21, 2002 Proposed Restructure Term Sheet from FINOVA Capital, Inc. to Aquis Communications Group, Inc. dated March 25, 2002

23.1     Consent of Wiss & Co, LLP dated March 25, 2002

23.2     Consent of PricewaterhouseCoopers dated March 27, 2002