Form 10-Q
period 2002-03-31
AQUIS COMMUNICATIONS GROUP INC
filed 2002-05-20
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to ________________________
Commission File Number: 000-33343

                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                  22-3281446
----------------------------------------------            ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No.)

1719A Route 10, Suite 300, Parsippany, NJ                 07054
----------------------------------------------            ----------------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (973) 560-8000

                                 Not Applicable

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes |X| No |_|

As of April 30, 2002 there were 18,158,767 shares of the Registrant's Common Stock outstanding.

                          INDEX TO FINANCIAL STATEMENTS
                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES






Part I   Financial Information:

Item 1 - Financial Statements
         Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 ...........................................    3
         Consolidated Statements of Operations for the Three Month Periods ended March 31, 2002 and 2001................    4
         Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2002 and 2001................    5
         Notes to Consolidated Financial Statements.....................................................................    6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..........................   11

Item 3 - Quantitative and Qualitative Disclosures About Market Risks....................................................   20


Part II  Other Information:

Item 1 - Legal Proceedings..............................................................................................   21

Item 2 - Changes in Securities and Use of Proceeds......................................................................   21

Item 3 - Default Upon Senior Securities.................................................................................   21

Item 4 - Submission of Matters to a Vote of Security Holders............................................................   22

Item 5 - Other Information..............................................................................................   22

Item 6 - Exhibits and Reports on Form 8-K...............................................................................   22

Signatures..............................................................................................................   23

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                                      March 31,       December 31,
                                                                                                        2002             2001
                                                                                                   ---------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................................................         $1,646           $1,084
  Accounts receivable (net of allowances of $866 and $1,008, respectively)........................          1,816            2,058
  Inventory, net..................................................................................            476              442
  Assets held for sale, net.......................................................................              _            1,010
  Prepaid expenses and other current assets.......................................................            640              328
                                                                                                   ---------------  ---------------


      Total current assets........................................................................          4,578            4,922
Property and equipment, net.......................................................................          3,802            4,034
Intangible assets, net............................................................................          2,058            2,216
Deferred charges and other assets.................................................................            449              267
                                                                                                   ---------------  ---------------

      Total assets..............................................................................          $10,887          $11,439
                                                                                                   ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt............................................................        $28,195          $28,195
  Notes payable...................................................................................          2,000            2,000
  Accounts payable and accrued expenses...........................................................          2,800            2,938
  Accrued interest................................................................................          4,660            3,932
  Deferred revenue................................................................................            558              476
  Customer deposits...............................................................................            253              272
                                                                                                   ---------------  ---------------
      Total current liabilities...................................................................         38,466           37,813

Long term debt....................................................................................            535              541
                                                                                                   ---------------  ---------------
Total liabilities.................................................................................         39,001           38,354
                                                                                                   ---------------  ---------------
Commitments and contingencies

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized, 15,000 shares issued
  at March 31, 2002 and December 31, 2001.........................................................          1,744            1,716
                                                                                                   ---------------  ---------------

Stockholders' equity:
  Common stock, $0.01 par value, 75,000,000 shares authorized, 18,158,767 issued and outstanding
  at March 31, 2002 and December 31, 2001                                                                     182              182
  Additional paid-in capital......................................................................         17,838           17,937
  Accumulated deficit.............................................................................        (47,878)         (46,750)
                                                                                                   ---------------  ---------------
  Net stockholders' equity........................................................................        (29,858)         (28,631)
                                                                                                   ---------------  ---------------
      Total liabilities and stockholders' equity..................................................        $10,887          $11,439
                                                                                                   ===============  ===============



   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                  -------------------
                                                                                               2002              2001
                                                                                           -------------     -------------
Revenues:
  Paging services, rent and maintenance........................................                  $3,683            $5,089
  Equipment sales..............................................................                      62               131
                                                                                           -------------     -------------
       Total revenues..........................................................                   3,745             5,220
                                                                                           -------------     -------------
Operating expenses:
  Cost of paging services......................................................                   1,639             2,255
  Cost of equipment sold.......................................................                      30               167
  Selling and marketing........................................................                     407               583
  General and administrative...................................................                     957             1,352
  Depreciation and amortization................................................                     720             2,218
  Provision for doubtful accounts..............................................                     217               223
                                                                                           -------------     -------------
       Total operating expenses................................................                   3,970             6,798
                                                                                           -------------     -------------
Operating loss.................................................................                    (225)           (1,578)
Interest expense, net..........................................................                    (855)             (966)
Loss on sale of equipment......................................................                     (48)                -
                                                                                           -------------     -------------
Net loss.......................................................................                  (1,128)           (2,544)
Preferred stock dividends                                                                           (28)              (28)
                                                                                           -------------     -------------

Loss attributable to common stockholders                                                      $  (1,156)         $ (2,572)
                                                                                           =============     =============

NET LOSS PER COMMON SHARE:
  Basic and diluted............................................................                  $(0.06)           $(0.15)
Weighted average common shares outstanding.....................................              18,159,000        17,629,000













   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                              Three Months Ended March 31,
                                                                                            -------------------------------
                                                                                                 2002              2001
                                                                                            --------------     ------------
Cash flows from operating activities:
  Net loss......................................................................                 $ (1,128)         $(2,544)
  Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
  Depreciation and amortization.................................................                      720            2,218
  Stock-based compensation......................................................                        _                6
  Provision for doubtful accounts...............................................                      217              223
  Loss on sale of property and equipment........................................                       48                _
  Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable........................................................                       25              619
     Inventory..................................................................                     (255)            (358)
     Prepaid expenses and other current assets..................................                     (317)            (396)
     Accounts payable and accrued expenses......................................                      590              490
     Deferred revenues and customer deposits....................................                       63              (71)
                                                                                            --------------     ------------

  Net cash provided by (used by) operating activities...........................                      (37)             187
                                                                                            --------------     ------------


Cash flows from investing activities:
  Acquisition of property, equipment and licenses...............................                     (196)            (160)
  Sale of property and equipment................................................                    1,064              140
                                                                                            --------------     ------------
  Net cash used by investing activities.........................................                      868              (20)
                                                                                            --------------     ------------
Cash flows from financing activities:
  Repayment of long term debt...................................................                       (6)             (53)
  Deferred financing and stock registration costs...............................                     (263)             (40)
                                                                                            --------------     ------------
  Net cash (used by) provided by financing activities...........................                     (269)             (93)
                                                                                            --------------     ------------
Net increase (decrease) in cash and cash equivalents............................                      562               74
Cash and cash equivalents - beginning of period.................................                    1,084              378
                                                                                            --------------     ------------
Cash and cash equivalents - end of period.......................................                   $1,646             $452
                                                                                            ==============     ============






   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

1.  ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

         Aquis Communications Group, Inc. (the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it operated three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company ceased operations in the Midwest region concurrent with the sale of all paging assets there, which was fully consummated in January 2002 with the release from escrow of the proceeds due in connection with the settlement of all remaining contingencies between the parties. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements and resells cellular and two-way paging services. Its customers include individuals, businesses, government agencies, hospitals and resellers.

         The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of March 31, 2002 and December 31, 2001, and the consolidated results of operations and the related consolidated cash flows for the three months ended March 31, 2002 and 2001. The balance sheet for the end of the preceding fiscal year has been derived from the Company's audited balance sheet at December 31, 2001 contained in the Company's Form 10K and is provided for comparative purposes. All other financial statements are unaudited. In management's opinion, all adjustments have been made which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

         Aquis' consolidated financial statements as of and for the three months ended March 31, 2002 and as of and for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Aquis incurred losses attributable to common stockholders of about $1.2 and $2.6 million for the three months ended March 31, 2002 and 2001, respectively, and $12.0 and $23.8 million during each of the years ended December 31, 2001 and 2000, respectively. These results have caused it to be in default of its agreement with its senior lender, and in January 2001 the Company failed to make a required principal repayment of $514 and similar principal amounts payable in subsequent quarterly installments were also not paid. Further, Aquis has made none of the monthly interest payments required for any period subsequent to December 31, 2000, except for a payment of $156 made in March 2002. Aquis has also not paid a $2,000 convertible debenture payable to AMRO International that matured in October 2001 and is default of the terms of that agreement. AMRO has not exercised its right to convert that debt into common stock. Neither FINOVA nor AMRO has exercised their right to demand payment of the debts due them as the result of Aquis' defaults. The Company did not redeem its 7.5% Redeemable Preferred Stock on January 31, 2002 as required, under which the total obligation was $1,744 at March 31, 2002. The Company's principal source of liquidity at March 31, 2002 included cash and cash equivalents of about $1,646, at which date its working capital deficit totaled $33,888, primarily the result of the reclassification of its term debt to currently payable. These factors, along with our history of net losses and expectation of further losses in future periods raise substantial doubt about the Company's ability to continue as a going concern, and the auditors' opinion on Aquis' financial statements as of and for the years ended December 31, 2001 and 2000 is qualified as the result of these conditions. The Company's ability to continue as a going concern is dependent on the continued forbearance of its lenders from demanding immediate payment of their outstanding loans, its ability to generate sufficient cash from operations to meet operating obligations, aside from those under its debt agreements, in a timely manner, continuing supplies of goods and services from its key vendors, and an ongoing ability to limit or reduce operating costs and capital requirements. Forbearance agreements with Aquis' lenders expired on April 30, 2002. On May 20, 2002, Aquis' Board of Directors authorized Management to execute negotiated agreements with its lenders and preferred shareholders that are expected to result in the restructuring of its debt and equity. The Company anticipates that these agreements will be fully executed by all parties within approximately one week of the date of filing of this report with the SEC.

         Following extensive negotiations with our lenders, Aquis signed a term sheet in February 2002, amended in March 2002, under which Management proposed to FINOVA a capital structure that calls for these Senior and Subordinated Lenders to exchange about $24,800 of the debt and accrued unpaid interest due to them for warrants and preferred stock that would convert into a combined equity position of 89.98%. On May 20, 2002, Aquis' Board of Directors approved for final execution various agreements between the parties. These are expected to be fully executed by all parties within approximately one week of the date of filing of this report with the SEC. According to the terms of these agreements, the remaining debt due to FINOVA of about $9,000 will be payable over four years, with an additional $2,000 discount and a 5% equity position reduction available if the initial $7,000 of debt principal is paid in full by September 30, 2005. The remaining debt due to AMRO of $1,000 will accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, the holders of the preferred stock outstanding as of March 31, 2002 would exchange those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at their face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. On April 29, 2002, Aquis' investment banker presented their fairness opinion to the Company's Board of Directors, at which meeting the terms of this proposed restructuring were ratified by the Board. A fee of $175 was paid to our investment banker in connection with this opinion. This restructuring continues to be subject to certain conditions, including the FCC's approval of the transfer of control of the FCC licenses.

         No assurance can be provided that FCC approval will be granted or that all contingencies will be waived or satisfied so that this restructuring can be executed as contemplated by the agreements among the parties, or within an appropriate timeframe. In the event that the restructuring does not become effective and demand is made for payment in full of the outstanding debt, management does not believe that Aquis' resources or capabilities to generate liquid assets will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code. In the event of a bankruptcy filing, it is unlikely that any assets would remain for distribution to any creditors or equity holders other than our senior lender.

2.   MERGERS, ACQUISITIONS AND DISPOSITIONS:

 SourceOne Wireless:

         As part of the business plan developed in consideration of its lack of liquidity and the requirements of its lenders, Aquis signed a letter of intent dated June 7, 2001 for the sale of its Midwest paging operations. On August 31, 2001, a related Asset Purchase Agreement was executed which provided for a purchase price of $1.1 million in cash to be paid in exchange for the customer receivables, the customer lists, all equipment and FCC licenses used in that operation and specified contract rights under leases and other operating agreements. Also effective on that date the parties executed an Agreement Pending Purchase Consummation under which the buyer, on the closing date, would assume operational management of the business while Aquis would continue to maintain the licensed communications facilities. A related Escrow Agreement was funded on October 18, 2001, at which time Aquis had no further rights in the revenues and expenses of that operation and those were no longer recorded by the Company. Release from escrow of the proceeds to Aquis was held pending the FCC's approval of the transfer of the related communications licenses. Such release was authorized in January 2002 and proceeds of $1,010 were delivered to Aquis. FINOVA has agreed to release the liens it holds on these assets and allow Aquis to retain the proceeds for use in accordance with its business plan.

3.   INTANGIBLE ASSETS

         Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, its defaults under its loan agreements as described in more detail elsewhere herein, the declining paging market, the sale of its Midwest paging assets, and the decision to further consolidate its paging operations over time into its 900mHz network, Aquis recognized charges for impairment of the carrying value of its FCC licenses and State certificates, and its Midwest paging assets in amounts totaling $14,069 during 2000 and 2001. The amount of the losses was based on the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20% and the net realizable value of the Midwest assets sold. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets. Amortization expenses for the three month periods ended March 31, 2002 and 2001, as a result of these write downs, have declined from earlier comparative periods accordingly.

4.   DEFERRED CHARGES:

         The Company deferred approximately $192 of costs during the three months ended March 31, 2002 that were incurred in connection with the restructuring of its debt and equity. These were fees paid for investment banking, consultation and legal costs directly related to this effort. Such capitalized costs will be charged against earnings when the restructuring is completed and the related gain is recorded. Deferred financing costs of $1,648 were written off during the year ended December 31, 2000 as the result of the Company's default under its loan agreements and its lenders' rights to make demand for payment of outstanding balances due to them.

5.  LONG-TERM DEBT:

         All debt due to Aquis' institutional lenders is classified as currently payable due to defaults under loan agreements with FINOVA and AMRO. Aquis is operating at this time under the terms of expired forbearance agreements with those lenders, and restructuring and related agreements ratified by its Board of Directors on May 20, 2002. Upon final execution by all parties to these agreements and approval of the transfer of control of the Company's paging licenses by the FCC, and compliance with certain other conditions, the Company expects that its restructuring will be completed as planned and negotiated. Subject to these agreements, our lenders have not exercised their rights to demand payment of the debts due to them, but have not waived their rights to do so. Should such demand be made before all conditions to the restructuring are satisfied or waived, Aquis will be unable to satisfy such demand with existing resources and will consider its alternatives, including a voluntary filing for protection from its creditors under the US Bankruptcy Code. In the event of a bankruptcy filing, it is unlikely that any assets would remain for distribution to any creditors or equity holders other than our senior lender.

        At December 31, 2001 the balance of the Senior Loan outstanding was $30,732, including accrued interest and $1,000 of loan fees. This debt is subject to interest rates set at Citibank, N.A.'s published base rate plus 6% as amended by the June 7, 2001 Forbearance Agreement. At December 31, 2001, that rate approximated 10.75%. The remaining balance of Aquis' outstanding debt consisted principally of borrowings made pursuant to the bridge loan of April 2000 and to the refinanced Motorola capital lease obligation assumed by Aquis as part of the Paging Partners merger, the principal balance of which was approximately $919. Also outstanding at that date is a note payable to a key vendor and customer in the amount of $500, dated November 1, 2001, bearing interest at 6%. The entire principal balance of $500, together with interest accrued from the date of the note is due and payable on November 1, 2004. If not paid on that due date, interest subsequent to that date will accrue at 12% until paid in full. This note resulted from the settlement of disputes between the parties arising from conflicting interpretations of various contractual obligations, and also included mutual releases of all claims among the parties that existed on or before October 1, 2001. Except for a payment of approximately $196 made to FINOVA in late March 2002 covering $40 of legal costs incurred by them and the balance representing a payment of interest, Aquis made no other payments to these creditors during the three months ended March 31, 2002, and accordingly, as the result of accruing debt carrying costs, a total of $34,815 was due to FINOVA and AMRO at that date.

         Following extensive negotiations with its lenders, Aquis and FINOVA signed a non-binding term sheet in February 2002, amended in March 2002, under which a proposed capital structure calls for Aquis' Senior and Subordinated Lenders to exchange about $24,800 of the debt and accrued interest due to them for preferred stock that would convert into a combined equity position of 89.99%. The execution of various agreements related to this restructuring was authorized by Aquis Board of Directors on May 20, 2002 and the proposed restructuring is expected to be signed by all parties within approximately one week of the date of filing of this report with the SEC. According to the terms of these agreements, the remaining debt due to FINOVA of about $9,000 will be payable over four years, with an additional $2,000 discount available if the initial $7,000 of debt payments are made by September 30, 2005. The remaining debt due to AMRO of $1,000 will accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, as a condition precedent to full consummation, the restructuring agreement contemplates that the holders of the preferred stock outstanding as of December 31, 2001 will exchange those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. This restructuring continues to be subject to a number of conditions, including the FCC's approval for the transfer of control of the FCC licenses. See also footnote entitled "Subsequent Events - Financial Restructuring.

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

7.   SUPPLEMENTAL CASH FLOW DATA:

         The tables below provides supplemental information to the consolidated statements of cash flows:

                                                                                                         March 31,
                                                                                                  2002             2001
                                                                                             ---------------   --------------
             Cash paid for interest.......................................................        $ 158            $ 295
             Cash paid for taxes..........................................................           $_               $_
             Note receivable accepted as partial consideration............................           $_               $_

8.   SUBSEQUENT EVENTS - FINANCIAL RESTRUCTURING:

         Definitive agreements effecting the restructuring of Aquis' debt and equity, subject to FCC approval for the change in control of the Company's paging licenses, were approved by Aquis Board of Directors on May 20, 2002. Final execution of these agreements by all parties is expected within approximately one week of the date of filing of this report with the SEC. Until those agreements are fully executed, Aquis will continue to be in default of its senior and junior debt covenants and is operating under the principles of the restructuring agreements and the terms of the expired forbearance agreements with FINOVA and AMRO. Under typically anticipated timeframes, FCC approval could be granted, if at all, during the third calendar quarter of 2002.

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

Organization and Basis of Presentation

         Aquis Communications Group, Inc. is a holding company, incorporated in the State of Delaware. Through our operating companies, we operated three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. We ceased operations in the Midwestern region concurrent with the sale of our paging assets there, which was fully consummated in January 2002 with the release from escrow of the proceeds due upon settlement of all remaining contingencies among the parties. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements and resell cellular service. Customers include individuals, businesses, government agencies, hospitals and resellers. Our financial statements are prepared on a going concern basis, although we are in default of our loan agreements with our senior and junior lenders. On May 20, 2002, our Board of Directors approved restructuring agreements with creditors that, upon FCC approval for the transfer of our paging licenses and satisfaction or waiver of other contingencies, are expected to result in the restructuring of our debt and equity and provide FINOVA, our senior lender, with control of Aquis though the issuance of stock and warrants.

         Aquis' consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred losses of about $11,950,000, $23,841,000 and $10,879,000 million during the years ended December 31, 2001, 2000 and 1999 respectively. During the quarter ended March 31, 2002, our net loss was $1,128,000. Our history of losses have caused us to be in default of our agreements with our senior lender, and in January 2001 and later periods we were unable to make required quarterly principal repayments under that loan, each in the amount of $514,000. Further, we have not made any required interest payments on this debt since January 11, 2001. We are also in default of our debt obligation due to our unsecured lender, AMRO International, S.A. A $2,000,000 convertible debenture payable to AMRO International was scheduled to mature in October 2001. AMRO has not elected to convert that instrument into Aquis common stock. We have been operating under terms of forbearance agreements with these lenders, the most recent of which expired on April 30, 2002. The Company's principal source of liquidity at March 31, 2002 included cash and cash equivalents of about $1,646,000, including the proceeds of $1,010,000 released from escrow in January 2002 by the buyer of our Midwest paging assets. At March 31, 2002 we had a working capital deficit of $33,888,000, primarily resulting from the classification of our debts due to FINOVA as a current liability due to our default thereunder. These factors raise substantial doubt about our ability to continue as a going concern, and our auditors' opinion on Aquis' financial statements as of and for the years ended December 31, 2001 and 2000 is qualified as a result of these conditions. Such qualification of the auditors' opinion for going concern issues is typically made when a company's history of operating losses is expected to continue and funding of those losses from outside sources is unlikely to be available. In such circumstances, a company's liabilities are unlikely to be discharged as they become due in the normal course of business.

         We are in default of our loan agreements with FINOVA and AMRO. Both lenders have refrained from demanding repayment of the balances due them and have executed forbearance agreements with us that expired on April 30, 2002. Our Board of Directors, on May 20, 2002, approved agreements that are expected to result in the restructuring of our debt and equity. We expect that all parties will fully execute these agreements within approximately one week of the date of filing of this report with the SEC. However, our defaults have not been waived and either lender may demand immediate payment of all amounts due them. The total due to FINOVA and AMRO was approximately $34,800,000, including accrued unpaid interest at March 31, 2002. We executed the initial forbearance agreements with AMRO International and FINOVA Capital on April 18, 2001, and June 7, 2001, respectively, in response to our defaults. Pursuant to these forbearance agreements, FINOVA and AMRO have not demanded payment of outstanding amounts due until December 31, 2001 and later extended that term to April 30, 2002. As written and amended, both lenders retained the right to accelerate the termination of their forbearance to a date prior to April 30, 2002 in the event that re-established financial targets were not met, or in the event of enforcement of any other party's rights against Aquis in the event of default under another material contract. AMRO has also refrained from converting its debenture into shares of Aquis common stock, as is its right under terms of that obligation. In May 2001, AMRO revoked its April 2, 2001 written election to waive the provisions contained in the debenture that limited its right to acquire a number of Aquis shares that might cause its beneficial ownership of Aquis common stock to exceed 9.9%. In connection with our agreement with AMRO, Aquis continues to work with a financial consultant specializing in the management of distressed businesses. Both forbearance agreements were based in part on business plans intended to improve our financial performance and our ability to pay our lenders. We reduced our operating structure and expenses under this plan through salary reductions, targeted cutbacks and normal attrition, along with consolidation of our communications networks, sales of non-core paging properties and equipment and have implemented marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of our paging industry competitors on two-way and other advanced services. Pursuant to this plan, we sold our paging operations in the Midwest for $1,010,000 and have reduced our workforce by about 40% since December 31, 2000. We also collected the remaining $625,000 balance due for the sale of our Internet assets in accord with the discounted payment terms provided in the June 2001 modifications to the related buyer's note, and we settled certain claims under the Telecommunications Act of 1996 with one of our service providers in the net amount of $765,000. These initiatives allowed Aquis to pay down amounts due to its general creditors and to invest in paging equipment to better supply its core markets.

         Following extensive negotiations with our lenders, we signed a term sheet in February 2002, amended in March 2002, under which we proposed to FINOVA a capital structure that calls for our Senior and Subordinated Lenders to exchange about $24,800,000 of the debt and accrued unpaid interest due to them for warrants and preferred stock that would convert into a combined equity position of 89.98%. Our Board of Directors approved various agreements between the parties on May 20, 2002 and full execution by our lenders and preferred shareholders is expected within approximately one week of the date of filing of this report with the SEC. Under these agreements, the remaining debt due to FINOVA of about $9,000,000 will be payable over four years, with an additional $2,000,000 discount and a 5% equity position reduction available if the initial $7,000,000 of debt principal is paid in full by September 30, 2005. The remaining debt due to AMRO of $1,000,000 will accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, the holders of the preferred stock outstanding as of December 31, 2001 would exchange those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300,000, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at their face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. On April 29, 2002, our investment banker presented their fairness opinion to Aquis' Board of Directors. This restructuring continues to be subject to a number of conditions, including the FCC's approval for the transfer of control of the our paging licenses.

General

         Aquis is a leading Northeastern United States provider of paging and other wireless messaging services and markets one-way paging service and equipment to customers directly and through resellers. Our subscribers either lease their pagers from us or purchase their device outright from us, commonly referred to as "COAM", or customer owned and maintained. We also offer a variety of messaging enhancements to paging subscribers, and resell two-way paging and cellular phone service on a small scale.

         We generate a substantial majority of our revenue from fixed periodic fees for paging services that are not generally dependent on usage. Usage sensitive charges consist primarily of charges for messages exceeding the number included in a customer's fixed monthly rate plan, fees charged to resellers for messages sent to the resellers' subscribers over Aquis' communication network on a per-character basis under a Telocator Networking Paging Protocol ("TNPP"), and Calling Party Pays, or CPP, services. We sold our CPP services in connection with the sale of our Midwest paging assets.

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

RESULTS OF OPERATIONS-THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

         Some of the following financial data is presented on a per subscriber or unit basis. Management believes that such a presentation is useful in understanding comparative results by providing a meaningful basis for comparison, given the differences in business management and in the number of subscribers of other paging companies.

Units in Service

         Units in service totaled 204,000 and 345,000 at March 31, 2002 and 2001, respectively. Approximately 31% of the decline during this period was the result of the sale of our Midwest paging assets and the 44,000 units serviced through that network. Also during that period, Verizon Wireless, one of our resellers, reduced its units in service with us from about 47,000 units to 24,000 units as the industry grew smaller and this segment of their paging business was de-emphasized. Our average monthly churn rates during the three months ended March 31, 2002 and 2001, were 5.9% and 3.5%, respectively. These rates were influenced by industry trends in a nationwide contracting paging market and our own limited ability to procure paging units, negatively affecting our ability to secure new subscribers or to replace those for our customers who have lost or damaged their paging units.

Revenues

         Service revenues for the three months ended March 31, 2002 and 2001, were $3,683,000 and $5,089,000, respectively, a decrease of approximately $1,406,000 or about 27.6%. Continuing churn, described above, and ongoing industry-wide pricing pressures were factors contributing to this result. The units disconnected by Verizon and those sold as part of the Midwest paging operations disposition were primarily reseller units producing low average monthly revenue per unit, or ARPU, and were the largest individual factors leading to the 117,000 unit decline in our reseller business during the periods reported. This decline in our reseller business brought our reseller base at March 31, 2002 to approximately 54% of our total subscriber base, compared to approximately 63% at March 31, 2001. Resellers purchase Aquis' services in bulk and maintain their own billing, collections and customer service organizations and are therefore provided rates lower than those made available to Aquis' direct subscribers.

         Revenues from sales of paging equipment declined from $131,000 during the first quarter of 2001 to $62,000 in 2002. Aquis continued its strategy of marketing lower-cost units at reduced sales prices in 2002, but, due to continued industry-wide weak demand and continuing competition from alternative technologies, fewer units were sold during the first quarter of 2002.

Cost of Equipment Sales

         The cost of equipment sold during the three months ended March 31, 2002 and 2001, respectively, was $30,000 and $167,000. The previously described low-cost pager strategy and weaker demand combined to produce this result.

Cost of Paging Services

         Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. Also included are technical operating expenses. Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering.

         Total services costs decreased to $1,639,000 in 2002 from $2,255,000 in 2001. Costs of third party paging carriers and dispatch service providers declined approximately 37.5%, or $278,000, to $464,000 from levels incurred during the three-month period ended March 31, 2001. This cost reduction was achieved in part as the result of the continued focusing of our sales efforts more strictly on units serviced by our own networks, in part as the result of the sale of our Midwest operations, and in part as a normal result of churn, discussed above. We also reduced service costs by about $320,000 through elimination of Midwest tower rents and employment costs of technical staff formerly employed there, to a lesser extent, through our continuing efforts to consolidate our paging networks.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs decreased from $583,000 in 2001 to $407,000 in 2002, or approximately 30%. This was primarily the result of the reduction of the sales organization, implemented during the three months ended March 31, 2001, and from lower total commissions resulting from lower sales volume and related weaker demand for paging services in recent periods. Also contributing to a lesser extent were cost savings associated with the closure of targeted satellite sales offices.

 General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased slightly as a percentage of service revenues to approximately 25.5% in 2002 from about 25.9% in 2001. Total costs declined during these periods by approximately $395,000. Staff reductions effected during the first quarter of 2001 provided much of the cost reductions, totaling about $200,000. Other reductions were derived from lower billing, data processing and postage costs as the result of the sale of our Midwest customer base and other subscriber reductions. Finally, lower professional fees were incurred during the current quarter as year-earlier business planning efforts were completed and the costs of certain public relations matters were curtailed.

Depreciation and Amortization

         Depreciation and amortization decreased to $720,000 in 2002 from $2,218,000 in the prior year three-month period. Amortization of intangible assets decreased significantly as a result of the asset impairment write downs recorded at December 31, 2000 and 2001. These write downs were made as the result of our ongoing losses, our forecast for continuing losses, our defaults under our loan agreements, our decision to continue paging operations through use of our 900mHz system and gradual phase-out of other frequencies, and the continuing shrinkage of the paging industry. Accordingly, through December 31, 2001, we recognized total cumulative provisions for impairment of the carrying value of our FCC licenses and State certificates in the amount of about $11,700,000. Also contributing to cost reductions of this type was the October 2001 sale of the Midwest paging operating assets, and certain other excess communications infrastructure equipment throughout 2001.

Interest Expense

         Net interest expense was $855,000 for the three months ended March 31, 2002, compared to $966,000 for the corresponding period in 2001. Gross interest expenses decreased, primarily the result of the accrual of a $250,000 charge at March 31, 2001, incurred in connection with our inability to meet specified debt leverage and coverage ratios required in our agreements with FINOVA at that time. A decline in the floating interest rate on our obligations to FINOVA during 2001 and 2002 also contributed to that decrease. Offsetting these reduced costs, interest income recognized in connection with the outstanding note due from SunStar for the sale of our internet assets totaled approximately $120,000 for the quarter ended March 31, 2001. No such interest was recognized subsequent to the collection of amounts due under that note in September 2001.

Income Taxes

         No provision for income taxes is reflected in either period as a result of the Company's net losses in both periods.

Liquidity and Capital Resources

         We are currently operating under the principles of a restructuring agreement approved by our Board of Directors on May 20, 2002 with our senior lender FINOVA Capital Corporation and our unsecured lender AMRO International. These agreements, upon FCC approval of the transfer of our paging licenses to FINOVA's control and satisfaction of other conditions precedent to completion and execution of the restructuring, provides for the restructuring of our debt and equity and results in FINOVA's acquisition of a controlling interest in Aquis common stock. Upon satisfaction or waiver of all contingencies, additional shares of Aquis common stock will become issuable to these creditors and a significant portion of our outstanding debt will be cancelled, as further discussed below.

         Our business plan requires capital to be available to service our restructured debt, to purchase paging equipment for new and existing subscribers, and to optimize, operate and maintain our communications networks. However, at March 31, 2002, December 31, 2001 and 2000, we had working capital deficits approximating $33 million, resulting primarily from the reclassification of our term debt to currently payable status as the result of our defaults under our loan agreements. Including accrued interest through March 31, 2002, we were indebted to FINOVA and AMRO for borrowed funds in the total amount of approximately $34.8 million. We have not been in compliance with debt covenants or debt service requirements related to our senior secured debt or our unsecured debt since 2000, and our lenders have not waived our defaults. Our principal source of liquidity at December 31, 2001 was $1,084,000 of cash and cash equivalents and $1,010,000 due us for the sale of our Midwest paging assets. At March 31, 2002, we held $1,646,000 of cash and equivalents, after having collected those proceeds from the sale of those Midwest assets and paying down some outstanding vendor invoices. We have experienced operating losses since our inception, although we have steadily been producing EBITDA since then. Our auditors' opinion on our financial statements as of and for the years ended December 31, 2001 and 2000 is qualified and states that there is substantial doubt about our ability to continue as a going concern, indicating our inability to meet our financial obligations as they become due in the normal course of business. These qualified opinions result from our defaults under our loan agreements with FINOVA and AMRO, our history of operating losses and expectations of further losses and our illiquid financial condition. Our defaults under our loan agreements result in violations of the terms of several of our other operating agreements. We are currently operating under expired forbearance agreements with both lenders, and the restructuring agreement with FINOVA. However, if our lenders made demand for repayment of all amounts due to them, we would be unable to meet that demand with existing resources. Alternatively, AMRO may elect to convert all or part of its debenture into common stock, which at current market values could result in a change in control of Aquis. Should AMRO elect to demand payment, FINOVA may be expected to do the same. We were required, but were unable, to redeem all of the outstanding 7.5% Redeemable Preferred Stock by January 31, 2002; at March 31, 2002, the balance required for such redemption was approximately $1,744,000. Our resources are insufficient at this time to enable us to redeem our preferred stock, and accordingly, these preferred stockholders have the right to appoint representatives to two seats on our Board of Directors. The de-listing of our common stock from the NASDAQ SmallCap Market in October 2000 technically and functionally terminated our equity line of credit provided under a Common Stock Purchase Agreement with Coxton Limited, eliminating this as a potential source of capital. Our common has traded on the OTC Bulletin Board since that time. These factors have prevented us from obtaining any additional significant funding that would enable us to meet our debt service requirements, to acquire sufficient pagers to fully meet demand for either new business or retention of existing subscribers who require replacement units from time to time, or to invest in marketing initiatives for paging or other communications services. Lacking sufficient assets and an available line of credit, in the event that FINOVA or AMRO demand immediate payment of amounts due to them, we would consider alternative responses, including a voluntary filing under the Bankruptcy Code. We are, however, continuing to work closely with our lenders toward satisfaction of the conditions precedent required to complete the restructuring of our debt and equity.

         Following extensive negotiations with our lenders, we signed a term sheet in February 2002, amended in March 2002, under which we proposed to FINOVA a capital structure that calls for our Senior and Subordinated Lenders to exchange about $24,800,000 of the debt due to them for warrants and preferred stock that would convert into a combined equity position of 89.98%. Our Board of Directors approved for execution various restructuring and related agreements between the parties on May 20, 2002. Full execution of these agreements is expected within approximately one week of the date of filing of this report with the SEC. Upon satisfaction of all contingencies, the remaining debt due to FINOVA of about $9,000,000 will be payable over four years, with an additional $2,000,000 discount and reduction of FINOVA's equity position by 5% available to us if the initial $7,000,000 of debt payments are made by September 30, 2005. The remaining debt due to AMRO of $1,000,000 will accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, the holders of the preferred stock outstanding as of December 31, 2001 will exchange those shares for shares of a new issue of preferred stock, redeemable and without conversion rights, valued at $300,000, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at its face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. This restructuring is subject to a number of conditions, including FCC approval for the transfer of control to FINOVA's interests of the FCC licenses. We have received our investment banker's fairness opinion in connection with this restructuring proposal, dated April 29, 2002. Their fee for this service has been paid in full.

         The forbearance and restructuring agreements that have been executed with our creditors were based in part on business plans and related projections, and included many facets:

o Staff and salary reductions through targeted cutbacks, normal attrition, compensation adjustments and the sale of non-core business operations. During 2001, we had reduced employment costs by about $1,425,000 from prior year levels, and the benefits of these cost reductions continue to effect 2002 results.

o Technical operations improvement plans included financial savings available through strategically targeted network consolidations involving co-locating some of our low- and high-band communications equipment, elimination of Midwest operating costs, and finalization of reciprocal compensation agreements currently being negotiated with some of our communications facilities providers. Sales of network equipment that may become non-essential as a result of these, or any other initiatives, are also planned. In this regard, compared to 2000 cost levels, during 2001, we reduced site leasing costs by nearly $650,000, and have cut interconnect and infrastructure communications expenses by a similar amount. In 2001, we also settled our claims with an interconnect services provider for $765,000. And, we sold some excess transmitting equipment at or around book value.

o The closure of targeted non-core remote sales offices was included in our plans. To date, we closed or sublet all except 2 of our remote locations, which will be retained. Reductions of the costs to lease, maintain and supply these sales locations compared to prior year levels reached $145,000 in 2001.

o The sale of our Midwest operations for cash. We sold those assets in October 2001 and received from escrow the proceeds of $1,010,000 in January 2002 following FCC approval to transfer the underlying FCC licenses and settlement of remaining disputes. FINOVA has approved our request to retain the proceeds for use in our operations and has released its existing liens on the underlying assets and the proceeds resulting from their sale.

o Collection of the proceeds of the note due to Aquis for the sale of our Internet assets was also a key element of our plan for 2001. Discounted proceeds of $625,000 were collected in September 2001 in accordance with the revised terms of the note tendered in that August 2000 sale.

o We earmarked a significant portion of the proceeds from the sales, collections and cost savings noted above for payments to our creditors. The funds raised from these initiatives, along with the conversion of $500,000 of invoices currently payable to one of our vendors to a long-term note has enabled us to reduce our total accounts payable and accrued expenses excluding interest from $6,537,000 at December 31, 2000 to $2,800,000 at March 31, 2002.

     Even with the successful completion of the initial phases of our plan, including execution of agreements effecting the restructuring of our debt and equity, subject to FCC approval for the transfer of control of our paging licenses, management can offer no assurance that our completed efforts to date will prove to be timely or sufficient to ensure our ability to continue as a going concern. We believe that our business plan as a niche one-way paging carrier in a declining industry that is moving toward other communications services is viable, yet our ability to execute this plan is heavily dependent on industry conditions and technological developments which are largely beyond our unilateral control. We have been unable to take full advantage of the financial and other difficulties experience by many of our competitors, including among others Arch Wireless and Metrocall, due to our own performance and the length of time it has taken to finalize the terms of our financial restructuring. Upon satisfaction of all contingencies, including FCC approval, and full consummation of the restructuring and change of control to FINOVA, we expect that our operating strategies and business plans will undergo further substantial changes, including further staff reductions, in an attempt to effect further improvements in Aquis' operating performance and financial results.

         Aquis believes that the restructuring agreement and underlying business plans provide our institutional lenders and existing preferred shareholders their best opportunity for maximum recovery of amounts due to them in the most rapid timeframe. Recovery available through restructuring in this manner is believed to exceed amounts that could become available pursuant to a liquidation under Chapter 7 of the Bankruptcy Code under current market conditions. This belief is based on the business plan, underlying assumptions and resulting financial projections prepared in connection with this restructuring and used in associated negotiations. Two key assumptions included in these projections, believed to be reasonable at this time, are that FCC approval will be provided during the quarter ended September 30, 2002, and that the paging industry will decline at a rate comparable to that of the past year. Readers are cautioned that these, and other, assumptions used in our projections are subject to uncertainty. These assumptions may or may not materialize, or unanticipated events or circumstances could occur that could adversely effect our projections and actual financial results. Accordingly, no assurances can be offered that our actual performance will correspond to our projections. However, based on the assumptions, which are believed to be reasonable, and resulting projected performance, management believes that projected operating results are attainable and that resulting cash flows will be sufficient to meet requirements under the restructuring plan.

         Aquis' operations used about $37,000 of net cash during the three months ended March 31, 2002, compared to production of about $187,000 of cash during the same period of 2001. Excluding the effects of changes in our working capital accounts, operations used $191,000 and 97,000 during the three-month periods ended March 31, 2002 and 2001, respectively. During the current reporting period, we used cash operationally and primarily to fund pager purchases of $255,000 and, excluding the effects of ongoing interest accruals, to pay down our debts to vendors by $138,000. The need to reduce outstanding accounts payables to vendors continued to be influenced by the declining telecommunications markets, and the financial failures of PageNet, and then TSR Wireless late in the year ended December 31, 2000, last year's bankruptcy filings by Arch Wireless, Inc. and Weblink Wireless, more recently Metrocall Inc.'s financial difficulties leading to its recent announcement of an expected late-May 2002 pre-negotiated filing with the Bankruptcy Court for its own financial reorganization. The uncertainty caused by these events resulted in increased pressure from our vendors to keep our accounts with them current.

         During the three months ended March 31, 2002 we realized proceeds from sales of assets totaling $1,064,000, primarily provided by the release from escrow of the proceeds from our sale of the Midwest paging assets. During the three months ended March 31, 2001, proceeds of$140,000 were derived primarily from the sales of excess paging equipment acquired from SourceOne. During both three-month periods, we invested cash in paging infrastructure, data processing equipment and software.

         Financing activities consumed $269,000 of cash during the three months ended March 31, 2002, primarily to pay fees incurred with our investment banker and other consultants in connection with our pending restructuring. During the same period in 2001, we paid down certain installment debt as well as fees incurred in connection with our registration of common stock in 2001.

         In the event that FCC approval is not granted in a timely manner or the restructuring cannot be effected for any other reasons, we do not expect that our current cash and equivalents and the cash we expect to generate from operations will be sufficient to meet our existing debt service, working capital or capital expenditure requirements under our existing debt and forbearance agreements or our current capital and operating needs. Even if the restructuring becomes effective as may be anticipated under typical conditions, our ability to continue as a going concern and successfully execute our one-way paging business plan is dependent on industry and technology factors that are beyond our control.

Seasonality

         Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 2002, substantially all of our debt carried floating interest rates. That debt totaled approximately $32,381,000 at that date, including capitalized interest. An interest rate increase or decrease of 2% on this floating rate debt would result in a change in annual interest expenses of about $650,000, or about $0.04 per share. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2002, Aquis had no other significant material exposure to market risk.

Part II Other Information

Item 1   Legal Proceedings.

The Company was a party to a legal proceeding involving a former reseller that was reported in its Annual Report on Form 10-K for the year ended December 31, 2001. Aquis settled that matter with a payment of $31,500 to the interests of Fone Zone in April 2002. There were no other significant developments related to legal proceedings involving the Company at May 14, 2001.

Item 2   Changes in Securities and Use of Proceeds.

On May 20, 2002, Aquis' Board of Directors approved agreements with its senior secured lender, its junior unsecured lender and its preferred stockholders, subject to FCC approval, that are expected to result in the restructuring of Aquis' debt and equity positions and the change in control of Aquis. Full execution by all parties to those agreements is expected within approximately one week of the date of filing of this report with the SEC. Certain contingencies beyond the control of the parties to those agreements remain to be satisfied, including approval for the transfer of control of Aquis' FCC licenses to FINOVA, which may be granted during the third calendar quarter of 2002. In exchange for the cancellation of a significant portion of outstanding loans due from Aquis to FINOVA, FINOVA is to receive instruments convertible into, or exercisable for, shares of Aquis common stock that will provide them with a controlling interest of 79.99% in the Company.

Item 3   Defaults Upon Senior Securities.

Aquis is operating subject to the principles of a restructuring agreement negotiated with its senior lender, FINOVA Capital Corporation, and approved by Aquis' Board of Directors on May 20, 2002. Under the terms of Forbearance Agreements noted below, as amended, and the principles embodied in the restructuring agreement, FINOVA has agreed not to require repayment of the outstanding loans due to them pending FCC approval of the transfer of control of Aquis' paging licenses to them unless a further event of default occurs. Prior to this, Aquis was in default of the provisions of its Amended and Restated Loan Agreement with FINOVA Capital Corporation dated as of January 31, 2000 as amended by a First Amendment to Loan Instruments dated as of April 10, 2000, as further amended by a Second Amendment to Loan Instruments dated as of September 27, 2000, and as further amended by a Forbearance Agreement, a First Amendment and a Second Amendment to Forbearance Agreement dated in June 2001, December 2001 and March 2002. Principal payments of approximately $514,000 each were due quarterly in 2001, and interest payments were due monthly and were not paid. Aquis had also not met two financial covenants related to debt service coverage and debt leverage ratios. Until FCC approval is granted and other conditions precedent are satisfied or waived and the restructuring agreement takes effect, Aquis is indebted to FINOVA under its senior loan agreement and an installment obligation in principal amounts approximating $27,249,000 and $919,000, respectively. Related unpaid interest due under these obligations totaled approximately $4,213,000 at March 31, 2002.

Aquis is also in default of a Loan Agreement dated as of March 31, 2000 with AMRO International, S.A. as a result of its failure to make interest payments when due. The balance outstanding under the debt to AMRO at March 31, 2002 was approximately $2,434,000 including accrued interest of about $434,000. Principal and accrued but unpaid interest was payable to AMRO in October 2001 unless demand for payment was made pursuant to default provisions or conversion into Aquis' common stock was sooner elected by AMRO. Neither demand nor conversion has been made nor elected. Under the terms of a Forbearance Agreement dated April 13, 2001 that was subsequently amended, and the terms of the restructuring agreement, the debt due to AMRO will not be called due or converted into Aquis common stock pending FCC approval unless a further event of default occurs. Aquis is in default of the provisions of its Amended and Restated Loan Agreement with FINOVA Capital Corporation dated as of January 31, 2000 as amended, discussed above. If FINOVA exercises its rights under the terms of Aquis' forbearance agreement with its senior lender, AMRO will consequently be able to exercise its creditor's rights.

Aquis expects that definitive agreements with these two creditors and its preferred shareholders will be fully executed by all parties within approximately one week of the date of this filing with the SEC. Full consummation of the restructuring is pending FCC approval of the transfer of control of our FCC licenses.

Item 4   Submission of Matters to a Vote of Security Holders.  None

Item 5   Other Information. None

Changes in Executive Officers

Concurrent with the expected execution of the restructuring agreement with FINOVA, John B. Frieling will resign as Chief Executive Officer. Keith J. Powell has resigned as President and Chief Operating Officer, effective May 24, 2002.. Mr. Frieling will remain on the Board of Directors of the Company until the closing of the transactions contemplated by the restructuring agreement following FCC approval of the transfer of control of Aquis' communications licenses. The Board, in cooperation with FINOVA, is seeking and evaluating qualified candidates for that position.

Annual Meeting:

Aquis will hold its 2002 Annual Meeting of Stockholders during the third calendar quarter of 2002, subsequent to receipt of the anticipated approval from the FCC for the transfer of control of Aquis' FCC licenses. To be considered for inclusion in Aquis' proxy statement relating to the Annual Meeting, Aquis stockholder proposals must be received no later than May 25, 2002. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than June 25, 2002. All stockholder proposals should be marked to the attention of Secretary, Aquis Communications Group, Inc., 1719A Route 10, Suite 300, Parsippany, New Jersey 07054.

Additional Risk Factors:

Aquis has reached substantial agreement with its creditors regarding the restructuring of its debt and equity with its senior lender, FINOVA Capital Corporation, its junior unsecured lender, AMRO International, S.A., and its existing preferred stockholders. This will result in a change in control of Aquis upon FCC approval of the change in control of Aquis' FCC licenses. Such approval could be granted, if at all, during the third calendar quarter of 2002. If FCC approval is not granted, or if it is delayed beyond typical timeframes normally associated with such matters, implementation of portions of Aquis' business plans could also be delayed. If such delays are actually realized, Aquis' ability to continue to operate in the existing and foreseeable paging industry will continue to depend on its ability to ramp up paging sales to levels expected throughout the restructuring negotiations, to obtain paging devices at economically reasonable terms in the timeframes required, to generate sufficient cash from operations to pay its vendors in a timely manner, and to continue to timely match the size and cost of its operating infrastructure to the size and revenue streams provided by its subscriber base. If the paging marketplace is unable to support Aquis' sales efforts or cash flow requirements, the Company's liquidity may be further impaired, which could cause Aquis to become unable to meet projections and continue as a going concern.

Item 6   Exhibits and Reports on Form 8-K.

         (a) Exhibits

Exhibit No.:

         10.69 Term Sheet issued by FINOVA Capital, Inc. dated February 21, 2002 to Aquis Communications Group, Inc. (1)
         10.71 Amendment to February 21, 2002 Proposed Restructure Term Sheet from FINOVA Capital, Inc. to Aquis Communications Group, Inc. dated March 25, 2002(1)

(1) Incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2001.

         (b) Reports on Form 8-K:

         In a report on Form 8-K dated February 28, 2002, Aquis reported entering into a term sheet with its senior lender that set forth the terms of the restructuring of its debt and equity, subject to final negotiations, third party approvals, and other conditions. No other reports on Form 8K were filed during the current year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                   Name                                       Title                                 Date
                   ----                                       -----                                 ----

           /s/ John B. Frieling
----------------------------------------
             John B. Frieling                   Chief Executive Officer and Director            May 20, 2002


          /s/ D. Brian Plunkett
----------------------------------------
            D. Brian Plunkett                   Chief Financial Officer                         May 20, 2002
