Form 10-Q
period 2002-06-30
AQUIS COMMUNICATIONS GROUP INC
filed 2002-08-12
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________
Commission File Number: 000-33343

                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                         22-3281446
-----------------------------------------        ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

1719A Route 10, Suite 300, Parsippany, NJ        07054
-----------------------------------------        ------------------------------
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


                                 Yes |X| No |_|

As of July 31, 2002 there were 18,158,767 shares of the Registrant's Common Stock outstanding.

                          INDEX TO FINANCIAL STATEMENTS
                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES



Part I   Financial Information:

Item 1 - Financial Statements:
          Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 ...........................................    3
          Consolidated Statements of Operations for the Three and Six Month Periods ended June 30, 2002 and 2001........    4
          Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2002 and 2001..................    5
          Notes to Consolidated Financial Statements....................................................................    6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..........................   12

Item 3 - Quantitative and Qualitative Disclosures About Market Risks....................................................   18


Part II  Other Information:

Item 1 - Legal Proceedings..............................................................................................   19

Item 2 - Changes in Securities and Use of Proceeds......................................................................   19

Item 3 - Default Upon Senior Securities.................................................................................   19

Item 4 - Submission of Matters to a Vote of Security Holders............................................................   19

Item 5 - Other Information..............................................................................................   19

Item 6 - Exhibits and Reports on Form 8-K...............................................................................   19

Signatures..............................................................................................................   20


-------------------------------------------------------------------------------

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                                  June 30,       December 31,
                                                                                                    2002             2001
                                                                                                  --------         --------
                                                                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..............................................................        $  1,278         $  1,084

  Accounts receivable (net of allowances of $767 and $1,008, respectively) ...............           1,320            2,058
  Inventory, net .........................................................................             587              442
  Assets held for sale, net ..............................................................              --            1,010
  Prepaid expenses and other current assets ..............................................             590              328
                                                                                                  --------         --------
      Total current assets ...............................................................           3,775            4,922
Property and equipment, net ..............................................................           3,594            4,034
Intangible assets, net ...................................................................           1,945            2,216
Deferred charges and other assets ........................................................             873              267
                                                                                                  --------         --------
        Total assets .....................................................................        $ 10,187         $ 11,439
                                                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long term debt ...................................................        $    747         $ 28,195
  Notes payable ..........................................................................              --            2,000
  Accounts payable and accrued expenses ..................................................           2,528            2,938
  Accrued interest .......................................................................              20            3,932
  Deferred revenue .......................................................................             419              476
  Customer deposits ......................................................................             240              272
                                                                                                  --------         --------
      Total current liabilities ..........................................................           3,954           37,813

Long term debt ...........................................................................          35,552              541
                                                                                                  --------         --------
Total liabilities ........................................................................          39,506           38,354
                                                                                                  --------         --------
Commitments and contingencies

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized, 15,000 shares
  issued at June 30, 2002 and December 31, 2001 ..........................................           1,772            1,716
                                                                                                  --------         --------
Stockholders' equity:
  Common stock, $0.01 par value, 75,000,000 shares authorized, 18,158,767 issued and
  outstanding at June 30, 2002 and December 31, 2001, respectively .......................             182              182
  Additional paid-in capital .............................................................          17,809           17,937
  Accumulated deficit ....................................................................         (49,082)         (46,750)
                                                                                                  --------         --------
  Net stockholders' equity ...............................................................         (31,091)         (28,631)
                                                                                                  --------         --------
        Total liabilities and stockholders' equity .......................................        $ 10,187         $ 11,439
                                                                                                  ========         ========






              The accompanying notes are an integral part of these
                             financial statements.

--------------------------------------------------------------------------------

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)



                                                          Three Months Ended June 30,                Six Months Ended June 30,
                                                          ---------------------------               -------------------------
                                                            2002               2001                  2002                 2001
                                                       ------------         ------------         ------------         ------------

Revenues:
  Paging services, rent and maintenance ........       $      3,393         $      4,715         $      7,076         $      9,804
  Equipment sales ..............................                 68                  205                  130                  336
                                                       ------------         ------------         ------------         ------------
       Total revenues ..........................              3,461                4,920                7,206               10,140
                                                       ------------         ------------         ------------         ------------
Operating expenses:
  Cost of paging services excluding depreciation              1,596                2,161                3,235                4,416
  Cost of equipment sold excluding depreciation                  31                  170                   61                  337
  Selling and marketing ........................                369                  461                  776                1,044
  General and administrative ...................                912                1,325                1,867                2,677
  Depreciation and amortization ................                603                1,894                1,323                4,112
  Provision for doubtful accounts ..............                221                  224                  438                  447
  Provision for asset impairment ...............                  _                2,576                    _                2,576
                                                       ------------         ------------         ------------         ------------
       Total operating expenses ................              3,732                8,811                7,700               15,609
                                                       ------------         ------------         ------------         ------------
Operating loss .................................               (271)              (3,891)                (494)              (5,469)

Interest expense, net ..........................               (908)                (983)              (1,765)              (1,949)
Loss on sale of assets .........................                (25)                   _                  (73)                   _
                                                       ------------         ------------         ------------         ------------
Net loss .......................................             (1,204)              (4,874)              (2,332)              (7,418)
Preferred stock dividends ......................                (28)                 (28)                 (56)                 (56)
                                                       ------------         ------------         ------------         ------------
Loss attributable to common stockholders .......       $     (1,232)        $     (4,902)        $     (2,388)        $     (7,474)
                                                       ============         ============         ============         ============

NET LOSS PER COMMON SHARE:
  Basic and diluted ............................       $      (0.07)        $      (0.27)        $      (0.13)        $      (0.42)
Weighted average common shares outstanding .....         18,159,000           17,970,000           18,159,000           17,798,000










              The accompanying notes are an integral part of these
                             financial statements.

--------------------------------------------------------------------------------

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        2002            2001
                                                                                       -------         -------
Cash flows from operating activities:
  Net loss ....................................................................        $(2,332)        $(7,418)
  Adjustments to reconcile net loss to net cash provided by (used by)
  operating activities:
  Depreciation and amortization ...............................................          1,323           4,112
  Provision for asset impairment ..............................................              _           2,576
  Senior loan costs and amortization of deferred financing costs ..............              _             425
  Loss on sale of assets ......................................................             73               _
  Stock-based compensation ....................................................              _               6
  Provision for doubtful accounts .............................................            438             447
  Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable ......................................................            300             904
     Inventory ................................................................           (608)           (456)
     Prepaid expenses and other current assets ................................           (262)           (328)
     Accounts payable and accrued expenses ....................................          1,255             402
     Deferred revenues and customer deposits ..................................            (89)           (196)
                                                                                       -------         -------
  Net cash provided by operating activities ...................................             98             474
                                                                                       -------         -------

Cash flows from investing activities:
  Acquisition of property, equipment and licenses .............................           (371)           (275)
  Sale of property and equipment ..............................................          1,176             263
                                                                                       -------         -------
  Net cash provided (used) by investing activities ............................            805             (12)
                                                                                       -------         -------

Cash flows from financing activities:
  Repayment of long term debt .................................................              _            (108)
  Repayment of capital lease obligation .......................................            (14)             (5)
  Deferred financing and stock registration costs .............................           (695)            (84)
                                                                                       -------         -------
  Net cash (used by) financing activities .....................................           (709)           (197)
                                                                                       -------         -------

Net increase (decrease) in cash and cash equivalents ..........................            194             265
Cash and cash equivalents - beginning of period ...............................          1,084             378
                                                                                       -------         -------

Cash and cash equivalents - end of period .....................................        $ 1,278         $   643
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

1.  ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

         Aquis Communications Group, Inc. (the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it operated three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company ceased operations in the Midwest region concurrent with the sale of all paging assets there, which was fully consummated in January 2002 with the release from escrow of the proceeds due in connection with the settlement of all remaining contingencies between the parties. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements and resells cellular and two-way paging services. Customers include individuals, businesses, government agencies, hospitals and resellers. Aquis' financial statements are prepared on a going concern basis, although at June 30, 2002 and for prior periods Aquis was in default of its loan agreements with its senior and junior lenders. Final and definitive agreements were executed with key creditors on July 1, 2002 that, subject to FCC approval for the transfer of control of Aquis' paging licenses and satisfaction or waiver of other contingencies, effect the restructuring of Aquis' debt and equity and provide FINOVA, a senior lender, with control of Aquis though the issuance of stock and warrants. That required approval from the FCC was granted and this restructuring transaction closed on August 12, 2002.

         The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of June 30, 2002 and December 31, 2001, and the consolidated results of operations and the related consolidated cash flows for the three and six month periods ended June 30, 2002 and 2001. The balance sheet at December 31, 2001 has been derived from the Company's audited financial statements at that date that are contained in the Company's Form 10K and is provided for comparative purposes. All other financial statements are unaudited. In management's opinion, all adjustments have been made which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

         Aquis' consolidated financial statements as of and for the periods ended June 30, 2002 and as of and for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Aquis incurred losses attributable to common stockholders of about $2.4 and $7.5 million for the six months ended June 30, 2002 and 2001, respectively, and $12.0 and $23.8 million during each of the years ended December 31, 2001 and 2000, respectively. These results have caused it to be in default of its agreement with its senior lender, and in January 2001 and subsequent periods the Company failed to make required quarterly principal repayments. Further, Aquis has made none of the monthly interest payments required for any period subsequent to December 31, 2000, except for a payment of $156 made in March 2002. Aquis has also not paid a $2,000 convertible debenture payable to AMRO International that matured in October 2001 and is default of the terms of that agreement. Neither lender exercised its rights under the loan agreements and AMRO did not exercise its right to convert its debenture into common stock. The Company also did not redeem its 7.5% Redeemable Preferred Stock on January 31, 2002 as required, under which the total obligation was $1,772 at June 30, 2002. The Company's principal source of liquidity at June 30, 2002 included cash and cash equivalents of about $1,278, at which date its working capital deficit totaled $35,204 prior to any effects of the restructuring, primarily the result of the inclusion of its term debt as a current liability. These factors along with Aquis' history of net losses and expectation of further losses in future periods raise substantial doubt about the Company's ability to continue as a going concern, and the auditors' opinion on Aquis' financial statements as of and for the years ended December 31, 2001 and 2000 is qualified as the result of these conditions. In early August 2002, Aquis was notified that FCC approval for the change in control of its paging licenses had been granted, and on August 12, 2002 the transaction for the restructuring of its debt and equity and for the change in control of the Company was closed. Aquis' ability to continue as a going concern continues to be dependent on factors beyond its unilateral control, including the ability to generate sufficient cash from operations to meet operating obligations in a declining industry, continuing supplies of goods and services from its key vendors, an ongoing ability to limit or reduce operating costs and capital requirements, and sufficient cash flows to allow it to service its debt as required under its restructured loan agreements. Prior to FCC approval, Aquis had operated under terms of preliminary restructuring agreements, forbearance agreements with its lenders and its loan agreements as amended.

--------------------------------------------------------------------------------

         Aquis' ability to continue as a going concern and successfully execute our one-way paging business plan is dependent on industry and technology factors that are beyond our control. The recent completion of the realignment of our debt and equity structure provides Aquis and its primary lender/equity holders with an attractive opportunity to maximize the return on invested funds, but does not guarantee future profitability or cash flows sufficient to allow for the effective or timely execution of Aquis' existing paging-based business plan.

2.   TROUBLED DEBT RESTRUCTURING

On July 1, 2002, the Company and its subsidiaries entered into agreements defining the final terms of its restructuring ("the restructuring") of debt with its principal lender FINOVA Capital Corporation ("FINOVA"), AMRO International, S.A. ("AMRO"), an unsecured lender, and the Company's present holders of its 7.5% Redeemed Preferred Stock. This transaction was subject to certain contingencies, including but not limited to FCC approval for the change in control of the Company's FCC licenses. See also Subsequent Events footnote.

The restructuring reduced the Company's outstanding debt, allows the payment of the restructured obligations in the normal course of business, provides Aquis' institutional lenders with equity in the Company, and resulted in a change of control of Aquis. The Company received approval by the Federal Communications Commission for the transfer of indirect control of Aquis' paging licenses and the transaction for this restructuring closed on August 12, 2002. FINOVA, the Company's senior secured lender, through an affiliate, Desert Communications I, LLC, acquired a 79.99% equity interest and voting control of Aquis, along with two secured notes in the total principal amount of $9,000,000. In exchange, all outstanding debt due to FINOVA was canceled. Simultaneously, AMRO, the Company's unsecured lender, acquired a 9.9% equity interest in Aquis and an unsecured subordinated note in the principal amount of $1,000,000 in exchange for the forgiveness of all obligations due under the 11% Convertible Debenture previously outstanding and the cancellation of all outstanding warrants held by it. The final component of this restructuring provides the current holders of Aquis' 7.5% Redeemable Preferred Stock with a new issue of non-convertible redeemable preferred stock in the face amount of $300,000.

The restructuring resulted in an extraordinary gain of approximately $20,000,000, net of income taxes that were calculated to be zero.


3.   MERGERS, ACQUISITIONS AND DISPOSITIONS:

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

4. INTANGIBLE ASSETS

         Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, its defaults under its loan agreements, the declining paging market, the sale of its Midwest paging assets, and the decision to further consolidate its paging operations over time into its 900mHz network, Aquis recognized charges for impairment of the carrying value of its FCC licenses and State certificates, and its Midwest paging assets in amounts totaling $14,069 during 2000 and 2001. The amount of the losses was based on the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20% and the net realizable value of the Midwest assets sold. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets. Amortization expenses for the periods ended June 30, 2002 and 2001, as a result of these write downs, have declined from earlier comparative periods accordingly.

--------------------------------------------------------------------------------

5.  DEFERRED CHARGES:

         The Company deferred into the third quarter of 2002 approximately $623 of costs incurred during the six months ended June 30, 2002 that were associated with the restructuring of its debt and equity. These were fees paid for investment banking, consultation and legal costs directly related to this effort. Such capitalized costs will be charged against earnings when the gain related to this restructuring is recognized during the quarter ended September 30, 2002.

6.  LONG-TERM DEBT:

         For periods prior to June 30, 2002, debt due to Aquis' institutional lenders was classified primarily as currently payable due to defaults under loan agreements with FINOVA and AMRO. However, in early August 2002, the required FCC approval for the change in control of Aquis' FCC licenses was granted, the restructuring transaction closed on August 12, 2002, the restructuring of Aquis' debt and equity became effective, and control of Aquis was transferred to FINOVA. See the proforma information presented in footnote 9 that depicts Aquis' financial position as if the restructuring was effected on June 30, 2002. In connection with Aquis' restructuring and in accordance with SFAS 6, "Classification of Short-Term Obligations Expected to be Refinanced", and SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company has presented as a current liability only those amounts due its institutional lenders that are expected to be repaid within 12 months of the balance sheet date. The remaining amount of debt, including accrued unpaid interest, due to FINOVA and AMRO has been reclassified to long term debt. Because the restructuring transaction closed after the balance sheet date, on August 12, 2002, recognition of the related gain will occur during the quarter ended September 30, 2002.

         Under the terms of the restructuring agreements and effective upon receipt of the FCC approval in early August 2002, Aquis' Senior and Subordinated Lenders exchanged their debt and accrued unpaid interest due to them for warrants and preferred stock that would convert into a combined equity position of 89.89%. FINOVA also received an interest-bearing note of about $9,000, payable over four years, with an additional $2,000 discount and a 5% equity position reduction available if the initial $7,000 of debt principal is paid in full by March 31, 2006. AMRO became holder of a 9.9% equity interest and its new note in the principal amount of $1,000 will accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, the holders of the preferred stock outstanding as of June 30, 2002 exchanged those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at its face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date.


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


8.     SUPPLEMENTAL CASH FLOW DATA:

         The tables below provides supplemental information to the consolidated statements of cash flows:

                                                         June 30,
                                                   2002             2001
                                              ---------------   --------------

Cash paid for interest.....................        $ 162            $ 279
Cash paid for taxes........................           $_               $_



9.       SUBSEQUENT EVENTS - FINANCIAL RESTRUCTURING:

         Final definitive agreements effecting the restructuring of Aquis' debt and equity were executed on July 1, 2002. In early August 2002, Aquis was notified that FCC approval for the change in control of the Company's paging licenses had been granted, and on August 12, 2002 the restructuring transaction closed, putting into effect the restructuring of Aquis' debt and equity and the change in control contemplated by the related agreements.

--------------------------------------------------------------------------------

         The following Unaudited Pro Forma Consolidated Balance Sheet (the "Pro Forma Balance Sheet") as of June 30, 2002 gives effect to the restructuring of the Company's debt and equity as if this transaction took place on that date. The Pro Forma Balance Sheet is based on the historical financial position of Aquis Communications Group, Inc. ("Aquis") as of June 30, 2002 and the terms specified in the restructuring agreements executed by Aquis and its creditors.

         The Pro Forma Financial Information is intended for informational purposes only and is not necessarily indicative of the future financial position or future results of operations that would have occurred had the transactions been consummated on the transaction date implicit in the Pro Forma Financial Information.

--------------------------------------------------------------------------------

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                 Historical       Pro Forma         Restructured
                                                                                   Aquis         Adjustments         Pro Forma
                                                                               ------------      ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents...................................................      $1,278          $(834)   (E)           $444
  Accounts receivable, net....................................................       1,320                                1,320
  Inventory, net..............................................................         587                                  587
  Prepaid expenses and other current assets...................................         590                                  590
                                                                               -----------                         ------------
      Total current assets....................................................       3,775                                2,941
Property and equipment, net...................................................       3,594                                3,594
Intangible assets, net........................................................       1,945                                1,945
Deferred charges and other assets.............................................         873           (750)   (A)            123
                                                                               -----------                         ------------
        Total assets..........................................................     $10,187                               $8,603
                                                                               ===========                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt........................................        $747                                 $747
  Accounts payable and accrued expenses.......................................       2,528            (29)   (A)          2,499
                                                                                                       834   (D)
                                                                                                     (834)   (E)
  Accrued interest............................................................          20                                   20
  Deferred revenue............................................................         419                                  419
  Customer deposits...........................................................         240                                  240
                                                                               -----------                         ------------
      Total current liabilities...............................................       3,954                                3,925

Restructured Senior Secured Promissory Note...................................                       8,651   (A)          8,651
Senior Secured Subordinated Note..............................................                       3,216   (A)          3,216
Unsecured Promissory Note.....................................................                       1,608   (B)          1,608
Long term debt................................................................      35,552        (35,025)  (A,B)           527
                                                                               -----------                         ------------
Total liabilities.............................................................      39,506                               17,927
                                                                               -----------                         ------------

Commitments and contingencies

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized,                           543   (C)
  15,000 shares issued at December 31, 2001...................................       1,772         (1,772)   (C)            543
                                                                               -----------                         ------------

Stockholders' equity:
  Common stock, $0.01 par value, 75,000,000 shares authorized, 18,158,767
  issued and outstanding at June 30, 2002 and December 31, 2001                        182           1,616  (A,B)         1,798
  Additional paid-in capital..................................................      17,809         (1,291)  (A,B)        16,518
  Accumulated deficit.........................................................    (49,082)          20,899  (A-D)      (28,183)
                                                                               -----------                         ------------
  Net stockholders' equity....................................................    (31,091)                              (9,867)
                                                                               -----------                         ------------
        Total liabilities and stockholders' equity............................     $10,187                               $8,603
                                                                               ===========                         ============
  Book value per share........................................................     $(1.71)                             $ (0.05)
                                                                               ===========                         ============
  Shares outstanding..........................................................  18,158,767                          179,773,589
                                                                               ===========                         ============

--------------------------------------------------------------------------------

                        AQUIS COMMUNICATIONS GROUP, INC.
             NOTES TO UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Aquis Communications Group, Inc. has executed agreements with its institutional lenders under which its obligations to those creditors will be restructured. Federal Communications Commission approval was granted and other specified conditions were met in early August, and the restructuring transaction closed on August 12, 2002. This restructuring provides for the issuance of Aquis common stock in exchange for significant reductions in Aquis' outstanding debt to its institutional lenders and holders of Aquis 7.5% Redeemable Preferred Stock.

Pro forma adjustments to the consolidated balance sheet as of June 30, 2002 reflecting the effects of this restructuring as if it had been consummated on that date are presented below. The amount of the restructured debt and the obligations under the new issue of preferred stock has been determined based on their face or stated values.

(A) Reflects the issuance of a 79.99% equity interest in Aquis common stock, warrants and two senior secured notes payable to FINOVA in exchange for the cancellation of all other outstanding debt due to Aquis' senior institutional lender. The new notes issued to FINOVA include a Restructured Senior Secured Promissory Note and a Senior Secured Subordinated Note in the principal amounts of $7,000,000 and $2,000,000, respectively. This equity interest is provided primarily (74.99%) through the issuance of Convertible Preferred Stock. An additional 5% is represented by Warrants exercisable at $0.01 and expiring ten years from the date of issue, or, if earlier, on the date that the Senior Secured Promissory Note is paid in full if prior to its maturity date. The issue date will coincide with the date of FCC approval.

         The Restructured Senior Secured Promissory Note matures on June 30, 2006, bears interest at the prime rate plus 3.5% but not less than a minimum of 9%, and requires quarterly payments of interest in arrears. This note also requires annual principal repayments in an amount that is the greater of $250,000 or 50% of Aquis' Excess Cash Flow, as defined.

         The Senior Secured Subordinated Note also matures on June 30, 2006. This note requires the accrual of interest at 15%, and provides that all accrued interest and the full amount of principal is due and payable on the maturity date, unless the Restructured Senior Secured Promissory Note is paid in full on or before March 31, 2006. If that note is paid in full at that date, then all amounts due under this Subordinated Note will be forgiven and the Warrants will be cancelled.

(B) Reflects the issuance of a 9.9% equity interest in Aquis common stock and an unsecured note payable to AMRO in exchange for cancellation of all payment obligations under the 11% Convertible Debenture held by AMRO.

         The Unsecured Promissory Note is issued in the principal amount of $1,000,000, bears interest at 10%, matures two years after the payment in full of the Senior Secured Promissory Note due to FINOVA, and carries no conversion rights. Payment of all interest accrued during the periods during which FINOVA's Senior Secured Promissory Note are outstanding is deferred until the maturity date of this Unsecured Promissory Note. Upon payment of FINOVA's note in full, quarterly interest payments are to begin.

(C) Reflects the exchange of all outstanding shares of Aquis' 7.5% Redeemable Preferred Stock for shares of a new issue of non-convertible Aquis 10% Redeemable Preferred Stock in the face amount of $300,000. This issue will be redeemable two years after the repayment of all amounts due to AMRO under terms of their restructured notes. Cash dividends accruing during the time that amounts are outstanding and due to FINOVA and AMRO are deferred to the maturity date of this preferred stock. Annual dividends are payable in cash during the two years following the retirement of the amounts due to AMRO.

(D) Reflects the accrual of estimated investment banking, legal, consulting fees and other costs to complete this restructuring. Total investment banking fees incurred for this transaction, including those accrued or previously paid, total approximately $947,000. The investment banking fees incurred are based on the total amount of debt restructured. Accordingly, as interest accrues each month subsequent to the date of the accompanying proforma balance sheet, the amount of this fee will also increase at the rate of 2% of such increase.

(E) Reflects use of cash required to pay accrued expenses associated with this restructuring.

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

Organization and Basis of Presentation

         Aquis Communications Group, Inc. is a holding company, incorporated in the State of Delaware. Through our operating companies, we operated three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. We ceased operations in the Midwestern region concurrent with the sale of our paging assets there, which was fully consummated in January 2002 with the release from escrow of the proceeds due upon settlement of all remaining contingencies among the parties. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements and resell cellular service. Customers include individuals, businesses, government agencies, hospitals and resellers. Our financial statements are prepared on a going concern basis, although as of June 30, 2002 we were in default of our loan agreements with our senior and junior lenders. We executed agreements with our key creditors on July 1, 2002 that, upon FCC approval for the transfer of control of our paging licenses and satisfaction or waiver of other contingencies, would result in the restructuring of our debt and equity and provide FINOVA, our senior lender, with control of Aquis though the issuance of stock and warrants. That required approval from the FCC was granted in early August 2002 and the restructuring transaction closed on August 12, 2002.

         Aquis' consolidated financial statements are, and historically have been, prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred losses of about $11,950,000, $23,841,000 and $10,879,000 million during the years ended December 31, 2001, 2000 and 1999 respectively. During the six months ended June 30, 2002, our net loss was $2,332,000. This history of losses caused us to be in default of our agreements with our senior lender, and in January 2001 and later periods we were unable to make required quarterly principal repayments under that loan nor did we make any significant interest payments on this debt since January 11, 2001. We were also in default of the terms of a $2,000,000 convertible debenture due to our unsecured lender, AMRO International, S.A., that matured in October 2001 but went unpaid and was not converted into Aquis common stock. We also did not redeem Aquis' 7.5% Redeemable Preferred Stock as was required in January 2002. We have historically experienced working capital deficits, and at June 30, 2002 before reflecting the proforma effects of the recently completed restructuring, we had a working capital deficit of $35,204,000, primarily resulting from the classification of our debts due to FINOVA as a current liability due to our default thereunder. These factors raised substantial doubt about our ability to continue as a going concern, and our auditors' opinion on Aquis' financial statements as of and for the years ended December 31, 2001 and 2000 was qualified as a result of these conditions.

         In response to our defaults, Aquis engaged the services of a financial consultant specializing in the management of distressed businesses, developed and largely implemented business plans intended to improve our financial performance and our ability to pay our lenders, and developed and negotiated a restructuring of our debt and equity. Accordingly, we reduced our operating structure and expenses through salary reductions, targeted cutbacks and normal attrition, along with consolidation of our communications networks, sales of non-core paging properties and equipment and have implemented marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of our paging industry competitors on two-way and other advanced services. Pursuant to this plan, we collected in January 2002 the proceeds from the sale of our paging operations in the Midwest of $1,010,000 and have reduced our workforce by about 44% since December 31, 2000. We also collected in 2001 the remaining $625,000 balance due for the sale of our Internet assets in accord with the discounted payment terms provided in the June 2001 modifications to the related buyer's note, and we settled certain claims under the Telecommunications Act of 1996 with one of our service providers in the net amount of $765,000. These initiatives allowed Aquis to pay down amounts due to its general creditors and to invest in paging equipment to better supply its core markets. Following extensive negotiations with our lenders, we signed a term sheet in February 2002, amended that in March 2002, executed various agreements with some of the affected creditors in May 2002, and executed the completed restructuring agreement with FINOVA on July 1, 2002. Having received FCC approval for the change in control of our paging licenses in early August 2002 and closing that transaction on August 12, 2002, Aquis' restructuring provides our Senior and Junior Lenders with warrants and preferred stock that convert into a combined equity position of 89.89% in exchange for all outstanding debt and accrued unpaid interest due to them. In addition, the agreements provide FINOVA with two notes totaling $9,000,000, payable over four years, with a $2,000,000 discount and a 5% equity position reduction available if, under specified conditions, the initial $7,000,000 of debt principal is paid in full by March 31, 2006. The agreements also provide AMRO with an equity position of 9.9% and a note in the amount of $1,000,000 that will accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000,000 and interest accrued through the date of full payment of FINOVA are due and payable two years after maturity of the FINOVA note. Finally, our agreements provide that the holders of the preferred stock outstanding as of June 30, 2002 exchange those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300,000, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue is redeemable at face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date.

--------------------------------------------------------------------------------

         Given the intensely price-competitive nature of the paging industry at this time and our expectation that such competition will continue for the foreseeable future, we can offer no assurance that the aforementioned operational efficiencies or the effects of the restructuring will guarantee Aquis' return to profitability.

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

         We generate a substantial majority of our revenue from fixed periodic fees for paging services that are not generally dependent on usage. Usage sensitive charges consist primarily of charges for messages exceeding the number included in a customer's fixed monthly rate plan, and fees charged to resellers for messages sent to the resellers' subscribers over Aquis' communication network on a per-character basis under a Telocator Networking Paging Protocol ("TNPP"). During periods prior to October 2001, usage sensitive charges were also made to subscribers using the "Calling-Party-Pays" service that we operated in connection with our Midwest paging operations, which we sold at that time.

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


RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001

Units in Service

         Units in service totaled 189,000 and 312,000 at June 30, 2002 and 2001, respectively. Approximately 36% of the decline during this period was the result of the October 2001 sale of our Midwest paging assets and the 44,000 units serviced through that network. Also during that period, Verizon Wireless, one of our resellers, reduced its units in service with us from about 47,000 units to 21,000 units as the industry grew smaller and this segment of their paging business was de-emphasized. Our average monthly churn rates during the six months ended June 30, 2002 and 2001 steadied at 5.2% during each period. These rates were influenced by industry trends in a nationwide contracting paging market and our own limited ability to procure paging units, negatively affecting our ability to secure new subscribers or to replace those for our customers who have lost or damaged their paging units.

--------------------------------------------------------------------------------

Revenues

         Service revenues for the six months ended June 30, 2002 and 2001, respectively, were $7,076,000 and 9,804,000. Service revenues for the respective three-month periods, were $3,393,000 and $4,715,000, a decrease of approximately $1,322,000 or about 28%. Continuing churn, described above, and ongoing industry-wide pricing pressures were factors contributing to this result. The units disconnected by Verizon and those sold as part of the Midwest paging operations disposition were primarily reseller units producing low average monthly revenue per unit, or ARPU, and were the largest individual factors leading to the 105,000 unit decline in our reseller business during the periods reported. This decline in our reseller business brought our reseller base at June 30, 2002 to approximately 51% of our total subscriber base, compared to approximately 64% at June 30, 2001. Resellers purchase Aquis' services in bulk and maintain their own billing, collections and customer service organizations and are therefore provided rates lower than those made available to Aquis' direct subscribers.

         Revenues from sales of paging equipment declined from $205,000 during the second quarter of 2001 to $68,000 during the corresponding quarter in 2002. Aquis continued its strategy of marketing lower-cost units at reduced sales prices in 2002, but due to continued industry-wide weak demand and continuing competition from alternative technologies, fewer units were sold during 2002.

Cost of Equipment Sales

         The cost of equipment sold during the six and three-month periods ended June 30, 2002 totaled $61,000 and $31,000, respectively. Costs during the respective six and three-month periods in 2001 totaled $337,000 and $170,000. The previously described low-cost pager strategy and weaker demand combined to produce this result, resulting in sales of about 9,500 fewer units during the comparative six month periods.

Cost of Paging Services

         Costs of paging services consists principally of technical operating expenses incurred to operate Aquis' paging network and, to a lesser extent, fees paid to third party carriers and message dispatch companies. Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering.

         Total six-month services costs decreased to $3,235,000 in 2002 from $4,416,000 in 2001. During the three-month periods, costs totaled $1,596,000 in 2002 compared to $2,161,000 in 2001. Costs of third party paging carriers and dispatch service providers declined approximately 39%, or $547,000, to $849,000 from levels incurred during the six-month period ended June 30, 2002 as compared to the year-earlier period. This cost reduction was achieved in part as the result of the continued focusing of our sales efforts more strictly on units serviced by our own networks, in part as the result of the sale of our Midwest operations, and in part as a normal result of the churn discussed above. We also reduced technical operating expenses by about $634,000 through elimination of Midwest tower rents and employment costs of technical staff formerly employed there and, to a lesser extent, through our continuing efforts to consolidate our paging networks.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs decreased for the six-month periods from $776,000 in 2002 to $1,044,000 in 2001, or approximately 26%. The decline for the three-month periods was approximately 20%. This was primarily the result of the reduction of the sales organization, implemented during the three months ended March 31, 2001, and from lower total commissions resulting from lower sales volume, selling prices and related weaker demand for paging services in recent periods. Also contributing to a lesser extent were cost savings associated with the closure of targeted satellite sales offices.



 General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs measured for six months decreased slightly as a percentage of service revenues to approximately 25.9% in 2002 from about 26.4% in 2001. Total costs declined during these periods by approximately $810,000. Cost reductions were primarily the result of staff reductions effected during the first quarter of 2001. Other reductions were derived from lower billing, data processing and postage costs as the result of the sale of our Midwest customer base and other subscriber reductions. Finally, lower professional fees were incurred during the current year to date as year-earlier business planning efforts were completed and the costs of certain public relations were curtailed and other matters requiring legal assistance were resolved.

--------------------------------------------------------------------------------

Depreciation and Amortization

         Depreciation and amortization decreased to $936,000 in 2002 from $2,775,000 in the prior year six-month period. Amortization of intangible assets also decreased significantly as a result of the asset impairment write downs recorded at December 31, 2000 and 2001. These write downs were made as the result of our ongoing losses, our forecast for continuing losses, our defaults under our loan agreements, our decision to continue paging operations through use of our 900mHz system and gradual phase-out of other frequencies, and the continuing shrinkage of the paging industry. Accordingly, through December 31, 2001, we recognized total cumulative provisions for impairment of the carrying value of our FCC licenses and State certificates in the amount of about $11,700,000. Also contributing to cost reductions of this type was the October 2001 sale of the Midwest paging operating assets, and certain other excess communications infrastructure equipment throughout 2001.

Interest Expense

         Net interest expense was $1,765,000 for the six months ended June 30, 2002, compared to $1,949,000 for the corresponding period in 2001. For the respective three-month periods, such costs totaled $908,000 and $983,000. Gross interest expenses decreased, primarily the result of the accrual of $500,000 during the six months ended June 30, 2001, incurred in connection with our inability to meet specified debt leverage and coverage ratios required in our agreements with FINOVA at that time. Also effecting this comparison was an increase in the interest rate applicable to our debt to FINOVA, which increased to the prime rate plus 6% as the result of our defaults and the forbearance agreements between the parties. Finally, interest income recognized in connection with the outstanding note due from SunStar for the sale of our Internet assets totaled approximately $144,000 for the six months ended June 30, 2001. No such interest income was recognized subsequent to the collection of amounts due under that note in September 2001.

Income Taxes

         No provision for income taxes is reflected in either period as a result of the Company's net losses in both periods.

Liquidity and Capital Resources

         Effective with the closing of the restructuring transaction on August 12, 2002 following notification in early August 2002 that the FCC had approved the change in control of our FCC licenses, our debt and equity structure was modified and FINOVA, our senior lender, gained control of Aquis through the resulting issuance of equity. These restructuring agreements provide our Senior and Junior Lenders with warrants and preferred stock that convert into a combined equity position of 89.89% in exchange for all outstanding debt and accrued unpaid interest due to them. In addition, the agreements provide FINOVA with two notes totaling $9,000,000, payable over four years, with a $2,000,000 discount and a 5% equity position reduction available if, under specified conditions, the initial $7,000,000 of debt principal is paid in full by March 31, 2006. The agreements also provide AMRO with an equity position of 9.9% and a note in the amount of $1,000,000 that will accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000,000 and interest accrued through the date of full payment of FINOVA are due and payable two years after maturity of the FINOVA note. Finally, our agreements provide that the holders of the preferred stock outstanding as of June 30, 2002 exchange those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300,000, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue is redeemable at face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. Before FCC approval was granted we operated under the terms of a restructuring agreement executed on May 20, 2002 with FINOVA and AMRO, and under forbearance agreements with those lenders.

         The restructuring and forbearance agreements that have been executed with our creditors were based in part on business plans and related projections, and included many facets:

o Staff and salary reductions through targeted cutbacks, normal attrition, compensation adjustments and the sale of non-core business operations. During 2001, we had reduced employment costs by about $1,425,000 from prior year levels, and the benefits of these cost reductions continue to effect 2002 results.

o Technical operations improvement plans included financial savings available through strategically targeted network consolidations involving co-locating some of our low- and high-band communications equipment, elimination of Midwest operating costs, and finalization of reciprocal compensation agreements currently being negotiated with some of our communications facilities providers. Sales of network equipment that may become non-essential as a result of these, or any other initiatives, are also planned. In this regard, compared to 2000 cost levels, during 2001, we reduced site leasing costs by nearly $650,000, and have cut interconnect and infrastructure communications expenses by a similar amount. In 2001, we also settled our claims with an interconnect services provider for $765,000. And, we sold some excess transmitting equipment at or around book value during 2001 and 2002.

--------------------------------------------------------------------------------

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

o We earmarked a significant portion of the proceeds from the sales, collections and cost savings noted above for payments to our creditors. The funds raised from these initiatives, along with the conversion of $500,000 of invoices currently payable to one of our vendors to a long-term note has enabled us to reduce our total accounts payable and accrued expenses excluding interest from $6,537,000 at December 31, 2000 to $2,528,000 at June 30, 2002.

         Even with the successful completion of the initial phases of our plan, including execution of agreements effecting the restructuring of our debt and equity and notification of the necessary FCC approval for the transfer of control of our paging licenses, management can offer no assurance that our completed efforts to date will prove to be timely or sufficient to ensure our ability to continue as a going concern. We believe that our business plan as a niche one-way paging carrier in a declining industry that is moving toward other communications services is viable, yet our ability to execute this plan is heavily dependent on industry conditions and technological developments which are largely beyond our unilateral control. We have been unable to take full advantage of the financial and other difficulties experience by many of our competitors, including among others Arch Wireless and Metrocall, due to our own performance and the length of time it has taken to finalize the terms of our financial restructuring. We expect that our operating strategies and business plans will undergo further substantial changes, including further staff reductions perhaps in additional to the 10% employee reduction implemented on August 2, 2002, in an attempt to effect further improvements in Aquis' operating performance and financial results.

         Aquis believes that the restructuring agreement and underlying business plans provide our institutional lenders and existing preferred shareholders their best opportunity for maximum recovery of amounts due to them in the most rapid timeframe. Recovery available through restructuring in this manner is believed to exceed amounts that could become available pursuant to a liquidation under Chapter 7 of the Bankruptcy Code under current market conditions. This belief is based on the business plan, underlying assumptions and resulting financial projections prepared in connection with this restructuring and used in associated negotiations. A key assumption included in these projections is that the paging industry will decline at a rate comparable to that of the past year. Readers are cautioned that these, and other, assumptions used in our projections are subject to uncertainty. These assumptions may or may not materialize, or unanticipated events or circumstances could occur that could adversely effect our projections and actual financial results. Accordingly, no assurances can be offered that our actual performance will correspond to our projections. However, based on the assumptions, which are believed to be reasonable, and resulting projected performance, management believes that projected operating results are attainable and that resulting cash flows will be sufficient to meet ongoing short-term requirements.

         Aquis' operations provided about $98,000 of net cash during the six months ended June 30, 2002, compared to production of about $474,000 of cash during the same period of 2001. However, excluding the effects of changes in our working capital accounts, operations used $498,000 of cash during 2002 and provided cash of $148,000 during the six-month period ended June 30, 2001. During the current reporting period, we used cash operationally and primarily to fund pager purchases totaling $608,000, and to acquire one-year maintenance contracts for the servicing of our paging infrastructure. Vendor payables and accruals were paid down by about $410,000 during the current six month period, while accrued but unpaid interest on our institutional debt increased by $1,665,000. The need to reduce outstanding accounts payables to vendors continued to be influenced by the declining telecommunications markets, and the financial failures of PageNet, and then TSR Wireless late in the year ended December 31, 2000, last year's bankruptcy filings by Arch Wireless, Inc. and Weblink Wireless, more recently Metrocall Inc.'s financial difficulties. The uncertainty caused by these events resulted in increased pressure from our vendors to keep our accounts with them current.

--------------------------------------------------------------------------------

         During the six months ended June 30, 2002 we realized proceeds from sales of assets totaling $1,176,000, primarily provided by the release from escrow of the $1,010,000 proceeds from our sale of the Midwest paging assets. During the six months ended in 2002, proceeds of $100,000 were also derived the sales of excess paging infrastructure equipment that became available as the result of our ongoing network conversion and consolidations. During both six-month periods, we invested cash in paging infrastructure, data processing equipment and software.

         Financing activities consumed $709,000 of cash during the six months ended June 30, 2002, primarily to pay fees incurred with our investment banker and other consultants in connection with our recently completed debt/equity restructuring. During the same period in 2001, we paid down certain installment debt as well as fees incurred in connection with our registration of common stock in 2001.

         Our ability to continue as a going concern and successfully execute our one-way paging business plan is dependent on industry and technology factors that are beyond our control. The recent completion of the realignment of our debt and equity structure provides Aquis and its primary lender/equity holders with an attractive opportunity to maximize the return on invested funds, but does not guarantee future profitability or cash flows sufficient to allow for the effective or timely execution of Aquis' existing paging-based business plan.

Seasonality

         Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

--------------------------------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         As of June 30, 2002, substantially all of our debt carried floating interest rates. That debt totaled approximately $33,124,000 at that date, including capitalized interest. An interest rate increase or decrease of 2% on this floating rate debt would result in a change in annual interest expenses of about $662,000. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2002, Aquis had no other significant material exposure to market risk.

--------------------------------------------------------------------------------

Part II Other Information


Item 1   Legal Proceedings.


The Company was a party to a legal proceeding involving a former reseller that was reported in its Annual Report on Form 10-K for the year ended December 31, 2001. As reported in May, Aquis settled that matter with a payment of $31,500 to the interests of Fone Zone in April 2002. There were no other significant developments related to legal proceedings involving the Company at August 12, 2002.


Item 2   Changes in Securities and Use of Proceeds.


On July 2, 2002, Aquis and its senior secured lender, its junior unsecured lender and its preferred stockholders executed final agreements, subject to FCC approval, resulting in the restructuring of Aquis' debt and equity positions and the change in control of Aquis. The final contingency, approval for the transfer of control of Aquis' FCC licenses to FINOVA, was satisfied when the FCC gave approval for this change in control in early August 2002. The restructuring transaction closed on August 12, 2002 pursuant to which FINOVA has acquired a controlling interest of 79.99% in the Company in exchange for the cancellation of a significant portion of outstanding loans due from Aquis to FINOVA.


Item 3   Defaults Upon Senior Securities.


Aquis was in default of its loan agreements with FINOVA and AMRO as of June 30, 2002. Before the restructuring was consummated, Aquis operated subject to the terms of a restructuring agreement executed with these lenders on May 20, 2002, and for some time before that operations were subject to terms of forbearance agreements and related amendments. Relief from Aquis' defaults under these agreements with both lenders and with the holders of our 7.5% Redeemable Preferred Stock was obtained when the restructuring of Aquis' debt and equity was consummated on August 12, 2002 through the closing of the restructuring transactions with these creditors.


Item 4   Submission of Matters to a Vote of Security Holders.  None


Item 5   Other Information. None


Item 6 Exhibits and Reports on Form 8-K.

(a)      Exhibits:

Exhibit Number:

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 12, 2002



         (b) Reports on Form 8-K:

         In a report on Form 8-K dated February 28, 2002, Aquis reported entering into a term sheet with its senior lender that set forth the terms of the restructuring of its debt and equity, subject to final negotiations, third party approvals, and other conditions.

         In a report on Form 8-K dated July 1, 2002, Aquis reported that definitive restructuring agreements had been executed with certain creditors that would result in exchange of a substantial majority of its outstanding debt for equity and notes and would result in a change in control of the Company, subject to FCC approval.

         No other reports on Form 8K were filed during the current year.

--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




                        Name                                                Title                                    Date
                        ----                                                -----                                    ----


               /s/ Eugene I. Davis
------------------------------------------------
                  Eugene I. Davis                    Chief Executive Officer, President and Director           August 12, 2002



             /s/  D. Brian Plunkett
------------------------------------------------
                 D. Brian Plunkett                   Chief Financial Officer                                   August 12, 2002



--------------------------------------------------------------------------------

                                  Exhibit Index



Exhibit Number                   Description
--------------                   -----------

(Referenced to                                            Page Number in Rule
 Item 601 of                                              0-3(b) Sequential
Regulation S-K)                                           Numbering System
                                                          Where Exhibit can be
                                                          Found



99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 12, 2002

--------------------------------------------------------------------------------