Form 10-Q
period 2002-09-30
AQUIS COMMUNICATIONS GROUP INC
filed 2002-11-14
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________
Commission File Number: 000-33343

                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                 22-3281446
--------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

1719A Route 10, Suite 300, Parsippany, NJ                                07054
----------------------------------------------                           ------------------------------------
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

                                 Yes |X| No |_|

As of October 31, 2002 there were 18,158,767 shares of the Registrant's Common Stock outstanding.

                          INDEX TO FINANCIAL STATEMENTS
                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


Part I   Financial Information:

           Item 1 - Financial Statements:
            Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 ......................................    3
            Consolidated Statements of Operations for the Three and Nine Month Periods ended September 30, 2002 and 2001..    4
            Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 2002 and 2001............    5
            Notes to Consolidated Financial Statements....................................................................    6

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.................    9

           Item 3 - Quantitative and Qualitative Disclosures About Market Risks...........................................   15

           Item 4 - Controls and Procedures...............................................................................   15

Part II  Other Information:

           Item 1 - Legal Proceedings.....................................................................................   16

           Item 2 - Changes in Securities and Use of Proceeds.............................................................   16

           Item 3 - Default Upon Senior Securities........................................................................   16

           Item 4 - Submission of Matters to a Vote of Security Holders...................................................   16

           Item 5 - Other Information.....................................................................................   16

           Item 6 - Exhibits and Reports on Form 8-K......................................................................   17

Signatures................................................................................................................   18

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                                      September 30,    December 31,
                                                                                                           2002            2001
                                                                                                      -------------    ------------
                                                                                                       (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ........................................................................   $        988    $      1,084
  Accounts receivable (net of allowances of $757 and $1,008, respectively) .........................            979           2,058
  Inventory, net of valuation allowance of $150 at September 30, 2002 ..............................            368             442
  Assets held for sale, net ........................................................................             --           1,010
  Prepaid expenses and other current assets ........................................................            424             328
                                                                                                       ------------    ------------
      Total current assets .........................................................................          2,759           4,922
Property and equipment, net ........................................................................          3,592           4,034
Intangible assets, net .............................................................................          1,844           2,216
Deferred charges and other assets ..................................................................             57             267
                                                                                                       ------------    ------------
      Total assets .................................................................................   $      8,252    $     11,439
                                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long term debt .............................................................   $        843    $     28,195
  Accounts payable and accrued expenses ............................................................          2,089           2,938
  Accrued interest .................................................................................             --           3,932
  Notes payable ....................................................................................             --           2,000
  Deferred revenue .................................................................................            451             476
  Customer deposits ................................................................................            227             272
                                                                                                       ------------    ------------
      Total current liabilities ....................................................................          3,610          37,813

Long term debt .....................................................................................         13,868             541
                                                                                                       ------------    ------------
Total liabilities ..................................................................................         17,478          38,354
                                                                                                       ------------    ------------

Commitments and contingencies

Series B Redeemable 10% Preferred Stock, $0.01 par value, 301 shares authorized,
  300.01 shares issued and outstanding at September 30, 2002 .......................................            540              --
                                                                                                       ------------    ------------

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized, 15,000 shares
  issued and outstanding at December 31, 2001 ......................................................             --           1,716
                                                                                                       ------------    ------------

Stockholders' equity:
  Series A Convertible Preferred Stock, $0.01 par value, 200,000 shares authorized,
  161,453.172 shares issued and outstanding at September 30, 2002 ..................................              2              --
  Common stock, $0.01 par value, 75,000,000 shares authorized, 18,158,767 issued and
  outstanding at September 30, 2002 and December 31, 2001, respectively ............................            182             182
  Additional paid-in capital .......................................................................         17,881          17,937
  Accumulated deficit ..............................................................................        (27,831)        (46,750)
                                                                                                       ------------    ------------
  Net stockholders' equity .........................................................................         (9,766)        (28,631)
                                                                                                       ------------    ------------
      Total liabilities and stockholders' equity ...................................................   $      8,252    $     11,439
                                                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)


                                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                                             ---------------------------------      --------------------------------
                                                                  2002               2001               2002               2001
                                                              ------------       ------------       ------------       ------------
Revenues:
  Paging services, rent and maintenance ................      $      3,257       $      4,569       $     10,333       $     14,373
  Equipment sales ......................................                69                 50                199                386
                                                              ------------       ------------       ------------       ------------
       Total revenues ..................................             3,326              4,619             10,532             14,759
                                                              ------------       ------------       ------------       ------------

Operating expenses:
  Cost of paging services excluding depreciation .......             1,570              1,932              4,805              6,348
  Cost of equipment sold excluding depreciation ........                29                 64                 90                401
  Selling and marketing ................................               377                421              1,153              1,465
  General and administrative ...........................               866              1,383              2,735              4,060
  Depreciation and amortization ........................               580              1,379              1,903              5,491
  Provision for doubtful accounts ......................               207                225                645                672
  Recovery of communications costs .....................              (222)                --               (222)                --
  Provision for asset impairment .......................                --               (346)                --              2,230
                                                              ------------       ------------       ------------       ------------
       Total operating expenses ........................             3,407              5,058             11,109             20,667
                                                              ------------       ------------       ------------       ------------

Operating loss .........................................               (81)              (439)              (577)            (5,908)

Interest expense, net ..................................              (730)              (977)            (2,493)            (2,926)
Gain(Loss) on sale of assets ...........................                (9)               457                (82)               457
                                                              ------------       ------------       ------------       ------------

Income (loss) before extraordinary item ................              (820)              (959)            (3,152)            (8,377)

Extraordinary item: gain on troubled debt restructuring             22,071                 --             22,071                 --
                                                              ------------       ------------       ------------       ------------

Net income (loss) ......................................            21,251               (959)            18,919             (8,377)
Preferred stock dividends ..............................               (13)               (29)               (69)               (85)
                                                              ------------       ------------       ------------       ------------

Income(Loss) attributable to common stockholders .......      $     21,238       $       (988)      $     18,850       $     (8,462)
                                                              ============       ============       ============       ============

NET INCOME (LOSS) PER COMMON SHARE, basic and diluted:
  Extraordinary item ...................................             $1.22                 --              $1.22                 --
  Attributable to common stockholders ..................             $1.17             $(0.05)             $1.04             $(0.47)

Weighted average common shares outstanding .............        18,159,000         18,292,000         18,159,000         17,962,000

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)


                                                                                                    Nine Months Ended September 30,
                                                                                                    -------------------------------
                                                                                                        2002                 2001
                                                                                                    ------------       ------------
Cash flows from operating activities:
  Net income (loss) ..........................................................................      $     18,919       $     (8,377)
  Gain on restructuring of debt and equity ...................................................           (22,071)                --
  Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
  Depreciation and amortization ..............................................................             1,903              5,491
  Provision for asset impairment .............................................................                --              2,230
  Senior loan costs and amortization of deferred financing costs .............................                --                425
  (Gain) Loss on sale of assets ..............................................................                82               (457)
  Stock-based compensation ...................................................................                --                  6
  Provision for doubtful accounts ............................................................               645                672
  Inventory valuation allowance ..............................................................               150                 --
  Note due for stock subscription forgiven ...................................................                --                 50
  Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable .....................................................................               434                882
     Inventory ...............................................................................              (847)              (823)
     Prepaid expenses and other current assets ...............................................              (101)              (239)
     Accounts payable and accrued expenses ...................................................             1,559              1,478
     Deferred revenues and customer deposits .................................................               (70)              (245)
                                                                                                    ------------       ------------
  Net cash provided by operating activities ..................................................               603              1,093
                                                                                                    ------------       ------------

Cash flows from investing activities:
  Acquisition of property, equipment and licenses ............................................              (482)              (447)
  Sale of property and equipment .............................................................             1,234                924
                                                                                                    ------------       ------------
  Net cash provided by investing activities ..................................................               752                477
                                                                                                    ------------       ------------

Cash flows from financing activities:
  Repayment of long term debt ................................................................                --               (163)
  Repayment of capital lease obligation ......................................................               (20)               (11)
  Deferred financing and stock registration costs ............................................            (1,431)              (174)
                                                                                                    ------------       ------------
  Net cash (used by) financing activities ....................................................            (1,451)              (348)
                                                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents .........................................               (96)             1,222
Cash and cash equivalents - beginning of period ..............................................             1,084                378
                                                                                                    ------------       ------------

Cash and cash equivalents - end of period ....................................................      $        988       $      1,600
                                                                                                    ============       ============

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

      Aquis Communications Group, Inc. (the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, it operated three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company ceased operations in the Midwest region concurrent with the sale of all paging assets there, which was fully consummated in January 2002 with the release from escrow of the proceeds due in connection with the settlement of all remaining contingencies between the parties. Aquis also resells nationwide and regional services, offers alpha dispatch, news and other messaging enhancements and resells cellular and two-way paging services. Customers include individuals, businesses, government agencies, hospitals and resellers. Aquis' financial statements are prepared on a going concern basis for all periods presented, although for prior periods Aquis was in default of its loan agreements with its senior and junior lenders. Final and definitive agreements were executed with key creditors on July 1, 2002, and approved by the FCC in August 2002. That approval effected the transfer of control of Aquis' paging licenses and the restructuring of Aquis' debt and equity. As a result, FINOVA, Aquis' senior secured lender, gained control of Aquis through our issuance of stock and warrants.

      The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of September 30, 2002 and December 31, 2001, and the consolidated results of operations and the related consolidated cash flows for the three and nine month periods ended September 30, 2002 and 2001. The balance sheet at December 31, 2001 has been derived from the Company's audited financial statements at that date, that are contained in the Company's Form 10K and is provided for comparative purposes. All other financial statements are unaudited. In management's opinion, all adjustments have been made which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

      Aquis' consolidated financial statements as of and for the periods ended September 30, 2002 and as of and for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the current period extraordinary gain of nearly $22.1 million resulting from the restructuring, Aquis incurred losses attributable to common stockholders of about $3.2 and $8.5 million for the nine months ended September 30, 2002 and 2001, respectively, and $12.0 and $23.8 million during each of the years ended December 31, 2001 and 2000, respectively. These historical losses caused defaults under Aquis' loan agreements and prevented the payment of principal and interest required under the terms of these agreements with FINOVA and AMRO International, S.A., an unsecured institutional lender. Neither lender exercised its rights under the loan agreements and AMRO did not exercise its right to convert its debenture into common stock. Aquis also did not redeem its 7.5% Redeemable Preferred Stock on January 31, 2002 as required, under which the total obligation reached $1,785 at the effective date of the restructuring. The Company's working capital deficit totaled $32,891 at December 31, 2001, primarily the result of the inclusion of its term debt as a current liability. At September 30, 2002 after effecting the restructuring of Aquis' debt and equity, that working capital deficit was reduced to $851. However, Aquis' history of losses and expectation of further losses in future periods along with the continuing working capital deficit continue to raise substantial doubt about the Company's ability to operate as a going concern. Accordingly, the auditors' opinion on Aquis' financial statements as of and for the years ended December 31, 2001 and 2000 has been qualified, and that qualification as to subsequent reporting periods may not change as a result of the restructuring, although it has significantly improved Aquis' financial position and liquidity. Aquis' ability to remain a going concern and to successfully execute its one-way paging business plan continues to be dependent on industry, technological and other factors beyond its unilateral control, including the ability to generate sufficient cash from operations to meet operating obligations in a declining industry, continuing supplies of goods and services from its key vendors, an ongoing ability to limit or reduce operating costs and capital requirements, and sufficient cash flows to allow it to service its debt as required under its restructured loan agreements.

2.   TROUBLED DEBT RESTRUCTURING

On July 1, 2002, the Company and its subsidiaries entered into agreements defining the final terms of its restructuring ("the restructuring") of debt with its principal lender FINOVA Capital Corporation ("FINOVA"), AMRO International, S.A. ("AMRO"), an unsecured lender, and the holders of Aquis 7.5% Redeemed Preferred Stock. In August 2002, Aquis was notified that FCC approval for the change in control of the Company's paging licenses had been granted, and on August 12, 2002 the restructuring transaction closed, putting into effect the restructuring of Aquis' debt and equity and the change in control contemplated by the related agreements.

The restructuring reduced the Company's outstanding debt significantly, provides for payment of the restructured obligations in the normal course of business, provides FINOVA and AMRO with equity in the Company, and thereby transferred control of Aquis. FINOVA, the Company's senior secured lender, through an affiliate, Desert Communications I, LLC, acquired a 79.99% equity interest and voting control of Aquis, along with two secured notes in the total principal amount of $9,000. In exchange, all then-outstanding debt due to FINOVA was canceled. Simultaneously, AMRO, the Company's unsecured lender, acquired a 9.9% equity interest in Aquis and an unsecured subordinated note in the principal amount of $1,000 in exchange for the forgiveness of all obligations due under the 11% Convertible Debenture previously outstanding and the cancellation of all outstanding warrants held by it. The final component of this restructuring provided the holders of Aquis' 7.5% Redeemable Preferred Stock with a new issue of non-convertible 10% redeemable preferred stock in the face amount of $300.

The restructuring resulted in an extraordinary gain of approximately $22,071, net of income taxes that were calculated to be zero. IRC section 108(a)(1)(B) excludes income from discharge of indebtedness to the extent of Aquis' insolvency. Net operating loss carryforwards are reduced by the income excluded as of the first day of the following year.

3.   MERGERS, ACQUISITIONS AND DISPOSITIONS:

  SourceOne Wireless:

As part of the business plan developed in consideration of its lack of liquidity and the requirements of its lenders, Aquis signed a letter of intent dated June 7, 2001 for the sale of its Midwest paging operations. On August 31, 2001, a related Asset Purchase Agreement was executed which provided for a purchase price of $1.1 million in cash to be paid in exchange for the customer receivables, the customer lists, all equipment and FCC licenses used in that operation and specified contract rights under leases and other operating agreements. Also effective on that date the parties executed an Agreement Pending Purchase Consummation under which the buyer, on the closing date, would assume operational management of the business while Aquis would continue to maintain the licensed communications facilities. A related Escrow Agreement was funded on October 18, 2001, at which time Aquis had no further rights in the revenues and expenses of that operation and those were no longer recorded by the Company. Release from escrow of the proceeds to Aquis was held pending the FCC's approval of the transfer of the related communications licenses. Such release was authorized in January 2002 and proceeds of $1,010 were delivered to Aquis. FINOVA released the liens it held on these assets and allowed Aquis to retain the proceeds for use in accordance with its business plan.

4. INTANGIBLE ASSETS

      Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, its defaults under its pre-restructuring loan agreements, the declining paging market, the sale of its Midwest paging assets, and the decision to further consolidate its paging operations over time into its 900mHz network, Aquis recognized charges for impairment of the carrying value of its FCC licenses and State certificates, and its Midwest paging assets in amounts totaling $14,069 during 2000 and 2001. The amount of the impairment charges was based on the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20% and the net realizable value of the Midwest assets sold. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets. Amortization expenses for the periods ended September 30, 2002 and 2001, as a result of these write downs, have declined from earlier comparative periods accordingly.

5.  DEFERRED CHARGES:

      The Company deferred into the third quarter of 2002 approximately $623 of costs incurred as of June 30, 2002 that were associated with the restructuring of its debt and equity. These were fees paid for investment banking, consultation and legal costs directly related to this effort. Total costs to complete the restructuring are estimated to be $1,394. Such capitalized costs were charged against the gain related to this restructuring, recognized in the net amount of $22,071 during the quarter ended September 30, 2002.

6.  LONG-TERM DEBT:

      For periods prior to the effective date of Aquis' restructuring, debt due to Aquis' institutional lenders was classified primarily as currently payable due to defaults under loan agreements with FINOVA and AMRO. However, in August 2002, the required FCC approval for the change in control of Aquis' FCC licenses was granted, the restructuring transaction closed on August 12, 2002, and control of Aquis was transferred to FINOVA. Recognition of the related extraordinary gain occurred during the quarter ended September 30, 2002.

      Under the terms of the restructuring agreements and effective upon receipt of the FCC approval in early August 2002, Aquis' Senior and Subordinated Lenders exchanged their debt and accrued unpaid interest due to them for warrants and preferred stock that could convert into a combined equity position of 89.89%. FINOVA received two interest-bearing notes; one in the amount of $7,000, payable over four years, and the other in the amount of $2,000 payable after the maturity of the Senior Secured Promissory Note of $7,000. The Senior Secured Subordinated Note of $2,000 may be cancelled if the $7,000 note is paid in full by March 31, 2006. FINOVA also received Aquis Series A Convertible Preferred Stock and Common Stock Purchase Warrants that could provide an equity interest of 79.99%. Warrants for the purchase of 5% would expire if the $7,000 note is paid in full by March 31, 2006, reducing FINOVA's equity interest to 74.99%.

      In exchange for its prior-issued warrants and its convertible debenture in the principal amount of $2,000, AMRO was issued Aquis Series A Convertible Preferred Stock and warrants that provide a 9.9% equity interest and a new note in the principal amount of $1,000 that will accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000 and interest accrued through the date of full payment of FINOVA will become due and payable two years after maturity of the FINOVA note. Finally, the holders of the prior-outstanding 7.5% redeemable preferred stock exchanged those shares for shares of a new issue, Series B Redeemable Preferred Stock, without conversion rights, valued at $300, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue will become redeemable at its face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date.

7.   NET LOSS PER COMMON SHARE:

      The Company has adopted Statement of Financial Accounting Standards
No. 128, "Earnings per Share", which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options, warrants, convertible securities or other contracts requiring the issuance of common stock were converted into common stock during the periods presented. The Company has not presented diluted EPS because the effect would be anti-dilutive to losses recognized before the extraordinary gain on restructuring.

8. SUPPLEMENTAL CASH FLOW DATA and OTHER INFORMATION:

      The tables below provides supplemental information to the consolidated statements of cash flows:

                                                                                                          September 30,
                                                                                                      2002             2001
                                                                                                  ------------      ------------
         Cash paid for interest ............................................................      $        170      $        285
         Cash paid for taxes ...............................................................               $ _                $_
         Vehicles acquired for debt ........................................................      $         54                $_
         Obligations cancelled in connection with restructuring ............................      $     38,265                $_
         Obligations incurred in connection with restructuring, including interest
           capitalized pursuant SFAS 15 totaling $4,320.7 ..................................      $     14,621                $_
         Value ascribed to stock and warrants issued in connection with restructuring ......      $        179                $_

During the quarter ended September 30, 2002, the Company settled its claims with one of its communications service providers that were made under the Telecommunications Act of 1996. This one-time item is included in the accompanying statement of operations under the caption "Recovery of communications costs".

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

Organization and Basis of Presentation

      Aquis Communications Group, Inc. is a holding company, incorporated in the State of Delaware. Through our operating companies, we operated three regional paging systems providing one-way wireless alpha and numeric messaging services in portions of sixteen states principally in the Northeast, the Midwest and the Mid-Atlantic regions of the United States, as well as the District of Columbia. We ceased operations in the Midwestern region concurrent with the sale of our paging assets there, which was fully consummated in January 2002 with the release from escrow of the proceeds due upon settlement of all remaining contingencies among the parties. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements and resell cellular service. Customers include individuals, businesses, government agencies, hospitals and resellers. Our financial statements are prepared on a going concern basis for all periods presented, although for prior periods we were in default of our loan agreements with our senior and junior lenders. We executed agreements with our key creditors on July 1, 2002 that, upon FCC approval for the transfer of control of our paging licenses and satisfaction or waiver of other contingencies, would result in the restructuring of our debt and equity and provide FINOVA, our senior secured lender, with control of Aquis though the issuance of stock and warrants. That required approval from the FCC was granted in early August 2002 and the restructuring transaction closed on August 12, 2002.

      Aquis' consolidated financial have historically been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the current period extraordinary gain of nearly $22.1 million resulting from the restructuring, we incurred losses attributable to common stockholders of about $3.2 and $8.5 million for the nine months ended September 30, 2002 and 2001, respectively, and $12.0 and $23.8 million during each of the years ended December 31, 2001 and 2000, respectively. These historical losses caused defaults under our loan covenant agreements and prevented the payment of principal and interest required under the terms of these agreements with FINOVA and our unsecured lender, AMRO International, S.A. Neither lender exercised its rights under the loan agreements and AMRO did not exercise its right to convert its debenture into common stock. We also did not redeem our 7.5% Redeemable Preferred Stock on January 31, 2002 as required, under which the total obligation reached $1,785 at the effective date of the restructuring. Aquis' working capital deficit totaled $32,891 at December 31, 2001 prior to any effects of the restructuring, primarily the result of the inclusion of our outstanding term debt as a current liability. At September 30, 2002 after effecting the restructuring of our debt and equity, that working capital deficit was reduced to $851. However, our history of losses and expectation of further losses in future periods along with the continuing working capital deficit continue to raise substantial doubt about the Aquis' ability to continue operations as a going concern. Accordingly, the auditors' opinion on Aquis' financial statements as of and for the years ended December 31, 2001 and 2000 has been qualified, and that qualification as to subsequent reporting periods may not change as a result of the restructuring, although it has significantly improved Aquis' financial position and liquidity. Our ability to remain a going concern and to successfully execute our one-way paging business plan continues to be dependent on industry, technological and other factors beyond our unilateral control. These factors may include the ability to generate sufficient cash from operations to meet operating obligations in a declining industry, availability of a continuing supply of goods and services from our key vendors, an ongoing ability to match the size of our operating cost structure and capital requirements to our revenue streams provided by a historically-declining customer base, and sufficient cash flows to support debt service requirements under our restructured loan agreements.

      Completion of the restructuring of our debt and equity is a key element in the viability and the development of our paging business. In order to attain this element, we had engaged the services of a financial consultant specializing in the management of distressed businesses, developed and largely implemented business plans intended to improve our financial performance and our ability to pay our lenders, and developed and negotiated the aforementioned financial restructuring. Under those plans, we reduced our operating structure and expenses through salary reductions, targeted cutbacks and normal attrition. We also consolidated our communications networks, reducing the number of leased communications sites from over 330 to about 225 during 2002 alone, and sold non-core internet and paging properties and equipment. Our marketing strategies were refocused toward the marketing opportunities in one-way paging resulting from the efforts of many of our paging industry competitors to market two-way and other advanced services. Pursuant to these plans, the initiatives of which are continuing, we collected in January 2002 the proceeds from the sale of our paging operations in the Midwest of $1,010,000 and have reduced our workforce by about 50% since December 31, 2000, providing significant employment cost reductions. We also collected in 2001 the remaining $625,000 balance due for the sale of our Internet assets. We also settled certain claims under the Telecommunications Act of 1996 with two of our service providers: one was settled in 2001 in the net amount of $765,000, and the other was settled during the third quarter of 2002 resulting in receipt of $260,000. These initiatives were intended, and did, allow us to pay down amounts due to general creditors and to invest in paging equipment to better supply our core markets.

      We plan to continue many of these elements as implementation and development of our business plans continues. We believe that our focus on the one-way paging market, particularly in targeted segments of that market, will be an important component of these plans for the foreseeable future. We have plans for further consolidation of our communications networks in targeted regions where systems utilization and other technical and economic considerations allow, and to sell off non-core equipment that may be made available as a result. Given the intensely price-competitive nature of the paging industry at this time and our expectation that such competition will continue for the foreseeable future, we can offer no assurance that the aforementioned operational efficiencies or the effects of the restructuring will guarantee Aquis' ability to achieve sustainable profitability.

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

RESULTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Units in Service

      Units in service totaled 178,000 and 290,000 at September 30, 2002 and 2001, a decline of about 38.6% including about 18,000 and 31,000 TNPP units respectively. Approximately 39% of the decline during this period was the result of the October 2001 sale of our Midwest paging assets and the 44,000 units serviced through that network. Also during that period, Verizon Wireless, one of our resellers, reduced its units in service with us from about 43,000 units to 20,000 units as the industry grew smaller and this segment of their paging business was de-emphasized. Our average monthly churn rates during the nine months ended September 30, 2002 and 2001 were 5.2% and 5.4% respectively. These rates were influenced by industry trends in a nationwide contracting paging market and our own limited ability to procure suitable paging units, negatively affecting our ability to secure new subscribers or to replace those for our customers who had lost or damaged their paging units.

Revenues

      Service revenues for the nine months ended September 30, 2002 and 2001, respectively, were $10,333,000 and $14,373,000, at decrease of about 28.1%. Service revenues for the respective three-month periods, were $3,257,000 and $4,569,000, a decrease of approximately $1,312,000 or about 28.7%. Continuing churn described above and ongoing industry-wide pricing pressures contributed to this result. The units disconnected by Verizon and those sold as part of the Midwest paging operations disposition were primarily reseller units producing low average monthly revenue per unit, or ARPU, and were the largest individual factors leading to the 97,500 unit decline in our reseller business during the periods reported. Our reseller business provided about 49 % of our total units in service at September 30, 2002, compared to approximately 64% at September 30, 2001. Resellers purchase Aquis' services in bulk and maintain their own billing, collections and customer service organizations and are therefore provided rates lower than those made available to Aquis' direct subscribers.

      Revenues from sales of paging equipment increased from $50,000 during the third quarter of 2001 to $69,000 during the corresponding quarter in 2002 due to an increase in unit volume sales during this quarter. Average unit sales revenue remained steady during the three-month periods. Aquis continued its strategy of marketing lower-cost units at reduced sales prices in 2002, but due to continued industry-wide weak demand and continuing competition from alternative technologies, about 8,900 fewer units were sold during the nine-month period in 2002.

Cost of Equipment Sales

      The cost of equipment sold during the nine and three-month periods ended September 30, 2002 totaled $90,000 and $29,000, respectively. Costs during the respective nine and three-month periods in 2001 totaled $401,000 and $64,000. We sold fewer units during the current year-to-date, and our overall unit costs have continued to decline since Motorola's decision to exit the pager manufacturing business.

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

      Total nine-month services costs decreased to $4,805,000 in 2002 from $6,348,000 in 2001. During the three-month periods, costs totaled $1,570,000 in 2002 compared to $1,932,000 in 2001. Costs of third party paging carriers and dispatch service providers declined approximately $750,000, to $1,217,000 during the nine-month period ended September 30, 2002 as compared to the year-earlier period. This cost reduction was achieved in part as the result of the continued focusing of our sales efforts more strictly on units serviced by our own networks, in part as the result of the sale of our Midwest operations, and in part as a normal result of the churn discussed above. We also reduced technical operating expenses by about $793,000 through elimination of tower rental costs; primarily those associated with our former Midwest operations. Employment costs for technical staff formerly employed in the Midwest were also eliminated as a result of that sale.

Sales and Marketing

      Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs decreased for the nine-month periods from $1,465,000 in 2001 to $1,153,000 in 2002, or approximately 21.3%. The decline for the three-month periods was approximately 10.5%. This was primarily the result of the reduction of the sales organization, implemented during the three months ended March 31, 2001, and from lower total commissions resulting from lower sales volume, selling prices and related weaker demand for paging services in recent periods. Also contributing to a lesser extent were cost savings associated with the closure of targeted satellite sales offices.

 General and Administrative

      General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs for the nine-month periods decreased slightly as a percentage of service revenues to approximately 26.5% in 2002 from about 28.2% in 2001. Total costs declined during these periods by approximately $1,327,000. Cost reductions were primarily the result of staff reductions made in 2001 and 2002. In addition, lower professional fees were incurred during the current year to date as year-earlier business planning efforts were completed, costs of certain public relations were curtailed and other matters requiring legal assistance were resolved. Other reductions were derived from lower billing, data processing and postage costs as the result of the sale of our Midwest customer base and other subscriber reductions

Depreciation and Amortization

      Depreciation and amortization decreased to $1,903,000 in 2002 from $5,491,000 in the prior year nine-month period. Amortization of intangible assets decreased significantly as a result of the asset impairment write downs recorded at December 31, 2000 and 2001. These write downs were made as the result of our ongoing losses, our forecast for continuing losses, our defaults under our loan agreements, our decision to continue paging operations through use of our 900mHz system and gradual phase-out of other frequencies, and the continuing shrinkage of the paging industry. Accordingly, through December 31, 2001, we recognized total cumulative provisions for impairment of the carrying value of our FCC licenses and State certificates in the amount of about $11,700,000. Also contributing to cost reductions of this type was the October 2001 sale of the Midwest paging operating assets, and certain other excess communications infrastructure equipment throughout 2001 and 2002.

Interest Expense

      Net interest expense was $2,493,000 for the nine months ended
September 30, 2002, compared to $2,926,000 for the corresponding period in 2001. For the respective three-month periods, such costs totaled $730,000 and $977,000. Gross interest expenses decreased, primarily the result of the accrual of $500,000 during the nine months ended September 30, 2001, incurred in connection with our inability to meet specified debt leverage and coverage ratios required in our agreements with FINOVA at that time. Also effecting this comparison was an increase in the interest rate applicable to our debt to FINOVA, which increased to the prime rate plus 6% as the result of our defaults and the forbearance agreements between the parties. Slightly offsetting these added costs were reductions in our costs of capital associated with our financial restructuring, effected in August 2002 and described in greater detail elsewhere in this report. This financial restructuring effected a net reduction in obligations due our senior and junior lenders and our preferred stockholders of about $23,644,000, effective August 12, 2002, significantly lowering Aquis' interest costs. Finally, interest income recognized in connection with the outstanding note due from SunStar for the sale of our Internet assets totaled approximately $168,000 for the nine months ended September 30, 2001. No such interest income was recognized subsequent to the collection of amounts due under that note in September 2001.

Income Taxes

      No provision for income taxes is reflected in either period as a result of the Company's net losses in both periods.

Liquidity and Capital Resources

      Effective with the closing of the restructuring transaction on August 12, 2002 following notification in early August 2002 that the FCC had approved the change in control of our FCC licenses, our debt and equity structure was modified and FINOVA, our senior lender, gained control of Aquis through the resulting issuance of equity. This restructuring provides our Senior and Junior Lenders with warrants and preferred stock that convert into a combined equity position of 89.89% in exchange for all outstanding debt and accrued unpaid interest due to them. In addition, FINOVA received two notes totaling $9,000,000, payable over four years, with a $2,000,000 discount and a 5% equity position reduction available if, under specified conditions, the initial $7,000,000 of debt principal is paid in full by March 31, 2006. AMRO has acquired rights to a common stock equity position that could total 9.9% through the issuance of stock and warrants and received a note in the amount of $1,000,000 that will accrue interest at 10% until the FINOVA debt is paid in full, at which time quarterly cash payments of current interest will be made. The principal balance of $1,000,000 and interest accrued through the date of full payment of FINOVA are due and payable to AMRO two years after maturity of the FINOVA note. Finally, the holders of Aquis' 7.5% Redeemable Preferred Stock exchanged those shares for shares of a new issue preferred stock, redeemable and without conversion rights, valued at $300,000, and accruing dividends at 10% through the date that the AMRO note is paid in full. This issue is redeemable at face value plus accrued unpaid dividends two years following repayment of the AMRO debt, with current cash dividends payable during that two year period leading to the redemption date. Before FCC approval was granted we operated under the terms of a restructuring agreement executed on May 20, 2002 with FINOVA and AMRO, and under forbearance agreements with those lenders.

      Our financial restructuring was based on the past and ongoing restructuring of our business operations. Operating results were, and will continue to be, favorably impacted by the following:

o Staff and salary reductions through targeted cutbacks, normal attrition, compensation adjustments and the sale of non-core business operations. During the nine months ended September 30, 2002, as compared to the corresponding period of 2001, employment costs for business operations declined to $2,701,000 from $3,475,000.

o Technical operations improvement plans included financial savings available through strategically targeted network consolidations involving co-locating some of our low- and high-band communications equipment, elimination of Midwest operating costs, and finalization of reciprocal compensation agreements with some of our communications facilities providers. Sales of network equipment that become non-essential as a result of these, or any other initiatives, are also contained in our business planning. In this regard, compared to 2001 cost levels, during 2002 we reduced site leasing costs by more than $430,000, and have also cut interconnect and infrastructure communications expenses. In 2001, we also settled claims with an interconnect services provider for $765,000; another such claim was settled for approximately $260,000 in 2002. And, we sold some excess transmitting equipment at or around book value during 2001 and 2002. Such practices are expected to continue as our network is optimized.

o Targeted non-core remote sales offices were closed or sublet. To date, we closed or sublet all except 2 of our remote locations, which will be retained.

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

o We earmarked a significant portion of the proceeds from the sales, collections and cost savings noted above for payments to our creditors. The funds raised from these initiatives, along with the conversion of $500,000 of invoices currently payable to a long-term note has enabled us to reduce our total accounts payable and accrued expenses excluding interest from $6,537,000 at December 31, 2000 to $2,089,000 at September 30, 2002.

      Even with the successful completion of the initial phases of our plan, including our financial restructuring, management can offer no assurance that our completed efforts to date will prove to be timely or sufficient to ensure our ability to continue as a going concern. We believe that our business plan as a niche one-way paging carrier in a declining industry that is moving toward other communications services is viable, yet our ability to execute this plan is heavily dependent on industry conditions and technological developments which are largely beyond our unilateral control. We have been unable to take full advantage of the financial and other difficulties experienced by many of our competitors, including among others Arch Wireless and Metrocall, due to our own performance and the length of time it has taken to finalize the terms of our financial restructuring. We expect that our operating strategies and business plans will continue to evolve in step with the paging industry, which continues to decline. Further staff reductions in addition to the 10% employee reduction implemented on August 2, 2002 are possible, in an attempt to effect further improvements in Aquis' operating performance and financial results.

      Aquis believes that the completed restructuring and underlying business plans provide our institutional lenders and existing preferred shareholders their best opportunity for maximum recovery of amounts due to them in the most rapid timeframe. A key assumption included in these projections is that the paging industry will decline at a rate comparable to that of the past year. Readers are cautioned that these, and other, assumptions used in our projections are subject to uncertainty. These assumptions may or may not materialize, or unanticipated events or circumstances could occur that could adversely effect our projections and actual financial results. Accordingly, no assurances can be offered that our actual performance will correspond to our projections. However, based on the assumptions, which are believed to be reasonable, and resulting projected performance, management believes that projected operating results are attainable and that resulting cash flows will be sufficient to meet ongoing short-term requirements.

      Aquis' operations provided about $603,000 of net cash during the nine months ended September 30, 2002, compared to production of about $1,093,000 of cash during the same period of 2001. However, excluding the effects of changes in our working capital accounts, operations used $522,000 of cash during 2002 and provided cash of $40,000 during the nine-month period ended September 30, 2001. During the current reporting period, our operations used cash to fund pager purchases totaling $847,000, and to acquire one-year maintenance contracts for the servicing of our paging infrastructure. Vendor payables and accruals were paid down by about $839,000 during the current nine-month period. Accrued but unpaid interest on our institutional debt increased by accruals of $2,370,000 through August 12, 2002, at which time our total obligation for interest of $6,302,000 was forgiven in connection with our debt restructuring. The need to reduce outstanding accounts payables to vendors continued to be influenced by the declining telecommunications markets, and the financial failures of several of our competitors. The uncertainty caused by these events resulted in increased pressure from our vendors to keep our accounts with them current.

      During the nine months ended September 30, 2002 we realized proceeds from sales of assets totaling $1,234,000, primarily provided by the release from escrow of the $1,010,000 proceeds from our sale of the Midwest paging assets. The balance was derived from sales of non-core communications equipment. During both nine-month periods, we invested cash in paging infrastructure, data processing equipment and software.

      Financing activities consumed $1,451,000 of cash during the nine months ended September 30, 2002, primarily to pay fees incurred with our investment banker and other consultants in connection with our financial restructuring. During the same period in 2001, we paid down certain installment debt as well as fees incurred in connection with our registration of common stock.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

      As of September 30, 2002, our $7,000,000 Senior Secured Promissory Note carried a floating interest rate that is 3.5% over the Citibank Corporate Base Rate, but not less than 9%. An interest rate increase or decrease of 2% over the minimum rate would result in a change in annual interest expenses of about $140,000. All other debt obligations at September 30, 2002 provide fixed interest rates. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2002, Aquis had no other significant material exposure to market risk.

Item 4 - Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Within 90 days before the filing date of this quarterly report (the "Evaluation Date") the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including, its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized and reported in a timely manner.

b) Changes in Internal Controls. The Company has reviewed its internal controls and there have been no significant changes in such internal controls or, to the Company's knowledge, in other factors that could significantly affect such controls, subsequent to the Evaluation Date.

Part II Other Information

Item 1  Legal Proceedings.

The Company was a party to a legal proceeding involving a former reseller that was reported in its Annual Report on Form 10-K for the year ended December 31, 2001. As reported in May, Aquis settled that matter with a payment of $31,500 to the interests of Fone Zone in April 2002. There were no other significant developments related to legal proceedings involving the Company at September 30, 2002.

Item 2  Changes in Securities and Use of Proceeds.

On July 2, 2002, Aquis and its senior secured lender, its junior unsecured lender and its preferred stockholders executed final agreements that resulted in the restructuring of Aquis' debt and equity positions and the change in control of Aquis upon FCC approval in August 2002. The restructuring transaction closed on August 12, 2002 pursuant to which FINOVA has acquired a controlling interest of 79.99% in the Company in exchange for the cancellation of a significant portion of outstanding loans due from Aquis to FINOVA. AMRO International, S.A. acquired interests totaling 9.9% in connection with this transaction. Such interests were acquired through the issuance of approximately 143,672 shares of Aquis Series A Convertible Preferred Stock, par value $0.01 to an affiliate of FINOVA and approximately 17,782 shares of the same issue to AMRO. These shares are each convertible into 1,000 shares of Aquis common without payment of any consideration to Aquis. In addition, Series A and B warrants, providing an exercise price of $0.01, were issued to FINOVA's affiliate for the purchase of 214,601,100 underlying shares of Aquis common stock, 22,394,842 of which will expire if Aquis pays off the Senior Secured Promissory Note by September 30, 2005. These warrants otherwise expire on August 12, 2012. Similar warrants for the purchase of 26,560,206 underlying shares were issued to AMRO, expiring at the same date in 2012.

Finally, holders of the 15,000 outstanding shares of Aquis 7.5% Redeemable Preferred Stock in the face amount of $1,500,000 exchanged those shares for
301.01 shares of Aquis Series B Redeemable Preferred Stock, accruing dividends at 10% of their face value $300,000, and redeemable in 2010. Accrued dividends under the 7.5% Redeemable Preferred Stock totaled $284,486 at the effective time of the restructuring and was cancelled as part of the exchange for the Series B Redeemable Preferred Stock.

Item 3  Defaults Upon Senior Securities.

Aquis was in default of its loan agreements with FINOVA and AMRO prior to the effective date of the financial restructuring. Relief from Aquis' defaults under these agreements with both lenders and with the holders of Aquis' 7.5% Redeemable Preferred Stock was obtained when the restructuring of Aquis' debt and equity was consummated on August 12, 2002 through the closing of the restructuring transactions with these creditors.

Item 4  Submission of Matters to a Vote of Security Holders.  None

Item 5  Other Information.

At the time of and in connection with the change of control effected by the financial restructuring, all individuals serving on the Board of Directors prior to August 12, 2002 resigned and were replaced by six representatives appointed by FINOVA and AMRO.

Mr. Alex E. Stillwell was appointed to succeed Mr. Eugene I. Davis as President and Chief Executive Officer of Aquis. Mr. Davis relinquished his duties as CEO at the completion of Aquis' restructuring and conclusion of a transition period, in October, 2002.

Item 6 Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Number:

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      In a report on Form 8-K dated February 28, 2002, Aquis reported entering into a term sheet with its senior lender that set forth the terms of the restructuring of its debt and equity, subject to final negotiations, third party approvals, and other conditions.

      In a report on Form 8-K dated July 1, 2002, Aquis reported that definitive restructuring agreements had been executed with certain creditors that would result in exchange of a substantial majority of its outstanding debt for equity and notes and would result in a change in control of the Company, subject to FCC approval, and included required proforma financial data therewith.

      In a report on Form 8-K dated August 27, 2002, Aquis re-filed those definitive restructuring agreements and financial data that had been originally filed on July 1, 2002.

      No other reports on Form 8K were filed during the current year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                        Name                                                Title                                    Date
                        ----                                                -----                                    ----
               /s/ Alex E. Stillwell
---------------------------------------------
                 Alex E. Stillwell                   Chief Executive Officer, President and Director          November 13, 2002


               /s/ D. Brian Plunkett
---------------------------------------------
                 D. Brian Plunkett                   Chief Financial Officer                                  November 13, 2002

                                 CERTIFICATIONS

I, Alex E. Stillwell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aquis Communications Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                 /s/ Alex E. Stillwell
                                              ------------------------------
                                              Name:  Alex E. Stillwell
                                              Title: Chief Executive Officer

                                 CERTIFICATIONS

I, D. Brian Plunkett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aquis Communications Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                                     /s/ D. Brian Plunkett
                                                 -------------------------------
                                                  Name:  D. Brian Plunkett
                                                 Title:  Chief Financial Officer

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


99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.