Form 10-K
period 2002-12-31
AQUIS COMMUNICATIONS GROUP INC
filed 2003-03-31
CIK 920854

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002 OR

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

                                 (973) 560-8000
               Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Securities Exchange Act of 1934
                                      None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark if the registrant is an accelerated filer (under Exchange Act Rule 12b-2) | | Yes |X| No

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 18, 2003, was approximately $5,448 based upon a last sales price on such date of $0.0003. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

As of March 18, 2003, there were 179,611,939 shares of the registrant's Common Stock outstanding.

                                     Part I

Item 1.  Business

General

         Aquis Communications Group, Inc. ("Aquis" or the "Company") was incorporated in Delaware in 1997. Through our operating subsidiary, Aquis Wireless Communications, Inc. ("Aquis Wireless"), we offer messaging services in a nine-state network that provides coverage from Boston to Virginia and Washington D.C., penetrating into New York, New Jersey, Connecticut, Pennsylvania, Maryland, Virginia, Delaware, Rhode Island, and Massachusetts utilizing our 900mhz and 150mhz paging systems. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements and resell cellular service. Customers include businesses, government agencies, hospitals, individual users and resellers. From its inception through March 2000, the Company experienced substantial growth primarily as a result of its strategy of acquiring similar businesses. Beginning in April 2000, the Company's strategy shifted from acquiring new businesses to focusing on internal growth, integrating its acquired operations and achieving operating efficiencies. As of February 28, 2003, Aquis employed 53 non-unionized full and part-time people, and believes that employee relations are good.

         The Company's business strategy is centered on maximizing utilization of its own paging networks. As a result, our reselling activities are becoming a smaller part of our targeted sales and service activities. However, on a supplemental basis, we expect to continue to provide and resell service to pagers that may operate in over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas through interconnect agreements with nationwide wireless messaging providers including Skytel, a division of MCI Worldwide, Metrocall, and Verizon Wireless Messaging Service (formerly AirTouch).

         Since beginning operations, Aquis' subscriber base increased to approximately 342,000 units in service as of December 31, 2000. However, as a result of subscriber attrition and slowing sales, our subscriber base has subsequently declined to approximately 170,000 units as of December 31, 2002. Initial growth was achieved through a combination of internal growth and a program of mergers and acquisitions. Later declines resulted primarily from industry-wide declines in paging users and Aquis' shortage of paging devices caused by our lack of capital. Between December 31, 2000 and December 31, 2002, the Company's end-user base declined from approximately 130,000 to 90,000 units in service and our indirect or reseller base declined from 212,000 to approximately 80,000. We believe that the decline in our customer base, and in the size of the paging industry in general, is largely attributable to the declining costs and technological advances provided by competing services provided by cellular phone, PCS, two-way paging and other mobile messaging services, and uncertainty regarding our long-term viability.

         Aquis has historically operated traditional paging systems that provide one-way wireless messaging services to numeric and alphanumeric paging devices. Such services are available at pricing that is lower than cellular or similar services, but that cost differential has declined over time as these alternative service providers have sought to gain market share through competitive pricing as well as through the offering of more technologically-advanced two-way voice communications. Our lower-cost numeric messaging service allows a user to receive a telephone number or other numerically coded data and to store several such data messages that can be recalled at the convenience of the user. Alphanumeric service adds text messaging capabilities and the ability to receive internet-routed messages. Aquis also offers messaging enhancements, such as voice mail service that can include a personalized greeting, message repeat and retention services that may help a user access messages that were sent at a time when the user's pager was turned off or was beyond the range of our transmitters, sports and/or weather information messaging, paging device maintenance and loss protection features that help preserve the value of a subscriber's investment in the device, and other value-added features.

         We believe that the paging and wireless messaging industry is likely to continue to consolidate as the overall paging marketplace declines. Due to our limited access to additional capital for business acquisitions, our ability to participate in this consolidation will be limited to transactions that will require minimal cash commitments, if any, and that ideally will improve the utilization of our own paging networks. Accordingly, our participation may necessarily be restricted to acquiring bases of subscribers from operators or sales organizations located within our regional service areas, primarily resellers, and that have decided to exit the paging services business. Based on preliminary estimates, we believe that some such opportunities presently exist, but on a limited basis only. We have experienced some interest from certain of our resellers in transferring their declining customer bases to us in exchange for a share of future collected revenues, allowing them to devote more attention to other business activities and allowing Aquis to prolong revenue streams from the underlying paging units by directly providing a higher level of support to those users.

         Aquis derives a majority of its revenues from fixed, periodic (primarily monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless messaging services. During the time that a subscriber continues to use our services, operating results benefit from this recurring revenue with minimal requirements for incremental selling expenses or fixed costs. The recurring monthly or other periodic service fee is typically based on several factors, including the type of service provided, primarily alpha or numeric, the geographical region of coverage, the number of paging units in service for a subscriber, and the period of the customer's service commitment. Our customers either purchase those units most typically from Aquis or lease them from us for a periodic fee. Devices that are leased by our subscribers require a capital outlay to be made by Aquis and accordingly generate slightly more recurring revenue than customer-owned units, which do not require such capital outlays. We also sell paging devices to resellers who then sell or lease those units to their own customers and provide all sales, billing, collections and other support services at their own cost. Since our resellers incur all costs associated with their end-users, eliminating such costs from Aquis' cost structure for those particular customers, we are able to charge lower recurring service rates to our resellers for these units.

Recent Developments

         On July 1, 2002, the Company, its subsidiaries and certain creditors entered into agreements that provided for the restructuring (the "Restructuring") of the Company's long term debt with its principal lender, FINOVA Capital Corporation ("FINOVA"). As further described below, under the terms of the Restructuring, the Company's outstanding long-term debt was reduced and the Company's institutional lenders were provided with equity in the Company that resulted in a change in control of the Company. FINOVA, through an affiliate, Desert Communications I, LLC, acquired a 79.99% equity interest and voting control of the Company, along with two secured notes in the total principal amount of $9,000,000. In exchange, all other existing outstanding debts due to FINOVA were cancelled. Simultaneously, AMRO International, S.A. ("AMRO"), the Company's unsecured lender, acquired a 9.9% equity interest in the Company and an unsecured subordinated note in the principal amount of $1,000,000 in exchange for the forgiveness of all obligations due under the 11% Convertible Debenture previously outstanding and the cancellation of all outstanding warrants held by AMRO. The final component of the Restructuring provided the previous holders of Aquis' 7.5% Redeemable Preferred Stock with a new issue of non-convertible redeemable preferred stock in the face amount of $300,000.

         Pursuant to the Restructuring, FINOVA exchanged all obligations due from Aquis under its Loan Agreement and Note dated December 31, 1998, as subsequently amended, and its Equipment Lease dated as of March 31, 1999, including accrued interest, fees and other cost reimbursements due it. In return, FINOVA received from Aquis:

         o A Restructured Senior Secured Promissory Note (the "Tranche A Note") in the amount of $7,000,000, maturing on June 30, 2006, bearing interest at the prime rate plus 3.5% but not less than 9%;

         o A Senior Secured Subordinated Note in the amount of $2,000,000 (the "Tranche B Note"), maturing on June 30, 2006, bearing interest at 15%, and providing that no payment of any amount under such note is required in the event that the Tranche A Note is paid in full under certain conditions not later than March 31, 2006;

         o Shares of Aquis' Senior Convertible Preferred Stock granting conversion rights into shares of Aquis common stock providing an equity interest of 74.99% on a fully diluted basis. These shares were subsequently converted into Aquis common stock in December 2002;

         o Warrants to purchase additional shares of Aquis common stock representing an additional 5% interest in the Company at an exercise price of $0.01 per share. These warrants consist of two series: Series A warrants that expire ten years after the date of grant and Series B warrants that expire ten years after the date of grant, or on the date that the Tranche A Note is paid in full on or before March 31, 2006;

         o Financial covenants including limits on capital expenditures and minimum operating profits. Minimum required operating profits are measured based on the ratio of the outstanding principal balance of the Tranche A Note to EBITDA. During the years 2002 through 2006, respectively, that ratio of debt to EBITDA may not exceed
              4.0 to 1, 2.35 to 1, 1.61 to 1, 1.07 to 1 and 0.68 to 1,
              respectively; and

         o    The right to appoint 3 members to the Board of Directors.

         AMRO exchanged all of its interests in its 11% Convertible Debenture, dated April 3, 2000, including $2,000,000 of principal and related accrued interest and the cancellation of all outstanding warrants held by it. In return, AMRO received from Aquis:

         o An Unsecured Promissory Note, without conversion rights, in the principal amount of $1,000,000, maturing two years subsequent to the Tranche A Note, currently on June 30, 2008, and bearing interest at 10% (the "AMRO Note");

         o Shares of Aquis' Senior Convertible Preferred Stock granting conversion rights into shares of Aquis common stock and warrants to purchase additional shares of Aquis common stock granting an exercise price of $0.01 and expiring ten years after the date of grant. This Preferred Stock was converted into common stock in December 2002. The stock and warrants provide an aggregate equity interest in the Company of 9.9% on a fully diluted basis; and

         o    The right to appoint 1 member to the Board of Directors.

         Previous holders of Aquis' 7.5% Redeemable Preferred Stock in the face amount of $1,500,000 plus unpaid accrued dividends executed agreements providing for the exchange of those securities for new securities. These holders received Aquis' non-convertible Redeemable Preferred Stock, with a face value of $300,000, accruing dividends at the annual rate of 10% and redeemable two years after the payment in full of the AMRO Note.

         These holders received no rights to appoint members to the Board of Directors. All of the previous members of the Board of Directors resigned from the Board effective upon the closing of the transactions contemplated by the Restructuring. Pursuant to the Restructuring, FINOVA appointed John B. Burtchaell, Jr., David A. Sands, and Thomas W. Parrish to the Board of Directors, and AMRO appointed Eugene I. Davis to the Board of Directors.

Marketing

         Aquis views traditional numeric and alphanumeric paging as the most cost-effective and reliable means of communicating messages over a regional area to either mobile or relatively-fixed location users. Although the price gap has continued to shrink between cellular, PCS, two-way and other messaging services, our traditional messaging alternative continues to be the low-cost leader. Additionally, we believe that paging network buildout and radio signal penetration provides a more thorough and extensive communications medium than that of those competing services. Furthermore, battery life may provide pagers with an advantage over other devices that may require more frequent attention to their power supply. Finally, we believe that pagers are more convenient and portable, and can be used in a less intrusive manner than cellphones in many applications.

         We market our wireless messaging products and services through a wholly-owned subsidiary, Aquis Wireless. Aquis Wireless employs a direct sales force that targets business accounts and, to a lesser and declining extent, markets services through an indirect distribution channel consisting primarily of resellers and also including agents. Resellers purchase airtime and resell this airtime to their own subscribers. Aquis Wireless provides one invoice to the reseller and the reseller invoices and collects from its subscribers on an individual basis. Our resellers are generally not exclusive distributors of our paging services and may provide services of other paging carriers. Agents offer a branded Aquis Wireless product and receive a commission or margin for doing so, and Aquis Wireless subsequently bills and collects from the subscriber for services sold by its agents.

         In past years, we grew our business by broadening our distribution network and expanding our target market to capitalize on the growing appeal of messaging and other wireless products and services. During this time, we emphasized a distribution channel including resellers that was characterized by lower average revenue per unit ("ARPU") and correspondingly lower operating costs. The decline in the paging industry during recent periods appears to be largely attributable to the reduction in the size of the consumer market for paging services. As a result of price competition from cellular and similar services and technological advances leading to size reductions and enhanced capabilities for the related communications devices, a significant portion of the paging marketplace has moved to these alternative services. Consequently, our target market emphasizes businesses, government agencies, the medical industry, and certain other commercial groups and organizations.

         Approximately 80% of our service revenues for 2002 were derived from direct subscribers, including those of our aforementioned target markets, with significant representation from medical and governmental users. We believe that these users view paging as an important wireless communications tool based on the following factors:

         o Coverage - paging typically provides stronger propagation and in-building penetration and rural coverage providing more reliable signal reception

         o Battery life - a single AAA or AA battery can power a paging device 24/7 for more than 4 weeks

         o    Cost - paging services can cost one-tenth of many cellular plans

         o Message delivery speed - most messages are delivered to the pager in less than 30 seconds

         Accordingly, our marketing strategy has become more centered on the medical, governmental and certain other targeted users that view paging services this way. Our initiatives include:

         o The hiring of a professional marketing consulting firm. These consultants have conducted market research and analysis of the Aquis brand within our targeted markets in order to provide a marketing strategy to pursue, acquire and support this group of potential subscribers and to further develop the Aquis brand name

         o Development of enhanced paging-related messaging services designed to increase the perception of the value that may be added through effective use of pagers

         o Increasing the number of direct business sales professionals from under 10 in 2002 to more than 20 in 2003 in an effort to more aggressively market our paging services.

         Additional marketing efforts include an inbound call center that accepts orders for products and services. We also maintain field offices in New Jersey and Virginia for sales and support functions. These two field offices are also available for subscribers to walk in and purchase products and services. Aquis Wireless also maintains an Internet site in which customers may purchase products and services. The web site also allows Aquis Wireless resellers an access point to maintain their accounts via web based technology and provides bill-paying capabilities.

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

         We currently purchase our pagers from foreign manufacturers as well as secondary market dealers that may supply Motorola and other products. We have conducted internal studies of pager performance in order to help determine the most reliable and cost-effective source of new and quality pre-owned pagers, and to identify the most reliable providers of repair services for our customers' damaged units. We believe that available supplies of suitable one-way and other paging devices is adequate for the foreseeable future.

         Our transmitters, terminals and other paging network equipment was purchased primarily from Motorola and Glenayre, which at the time were two of the most technologically advanced leaders in the paging infrastructure industry. Our paging networks are controlled through the use of satellites and land lines. Aquis' terminal equipment has a modular design, which permits significant future expansion by adding or replacing modules rather than replacing the entire system. Although Motorola and Glenayre have ceased their manufacture of one-way paging equipment, we believe that the existing secondary market for transmission equipment and paging terminals is sufficient to meet operating requirements for the foreseeable future. We have obtained a one-year software and systems maintenance and support agreement with Glenayre and expect that it can be renewed in 2003. We also believe that adequate support for existing paging infrastructure, whether manufactured by Glenayre, Motorola or others will continue to be available. Aquis believes that its historical investment in the most technologically advanced transmission equipment then-available reduces its cost of maintenance and system expansion over the long term and that its paging system equipment is among the most technologically sophisticated in the one-way paging industry.

Competition

         Wireless messaging is a highly competitive industry, resulting in competition based on price, paging system reliability and message delivery time, coverage area, paging device quality and customer service. The financial stability of the service provider has also become an issue that may have some impact on sales efforts. A number of technologies, including cellular telephone service, personal communications service ("PCS"), enhanced specialized mobile radio, low-speed data networks and mobile satellite services are technological competitors of wireless one- and two-way communications. Through our agreements with WebLink Wireless and BellSouth, Aquis offers two-way messaging services. Aquis believes that paging will remain one of the lowest cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems, allowing unlimited monthly paging services to be offered at flat monthly rates as much as 90% lower than some time-limited cellular or PCS calling plans.

         We recently commissioned a marketing study and evaluation that indicated that our strongest competitors in our regional marketplace are Arch Wireless and Metrocall. We also compete with Verizon Wireless Messaging, formerly AirTouch, WebLink Wireless, Skytel, a division of MCIWorldCom, and others. More localized privately owned providers covering smaller geographical areas also compete for customers within the Northeast and Mid-Atlantic markets in which we operate.

         The paging industry in general has steadily declined in recent years and many of our competitors have filed for bankruptcy protection and suffered other financial hardships, including Arch, Metrocall and Weblink among others. Although we have been able to complete a financial restructuring, and to make substantial gains in restructuring our operations, our own difficulties have prevented us from taking full advantage of our competitors' weaknesses. However, the bankruptcy filings of some of our competitors may provide a competitive advantage as our marketing and sales strategies are developed, particularly as compared to those that may be required to proceed through contentious and lengthy bankruptcy issues.

         Future technological developments in the wireless communications industry and the enhancement of current technologies will likely create new products and services that will compete with the paging services currently offered by Aquis. At this time, however, Aquis believes that its technological advantages include superior signal penetration into buildings, basements and other hard to reach areas resulting from the stronger transmitting power and higher-ground location of network transmitters. These characteristics also provide greater coverage area using fewer transmitters than required of cellular or PCS systems covering the same geography. Further, a less costly, smaller and more lightweight communications device and longer battery life are viewed as subscriber conveniences that are not matched by currently-available cellular or PCS handsets. Finally, much longer email and other text messages can be sent and received via paging technologies than through cellular or PCS systems, which continue to limit message size. Conversely, one significant disadvantage facing the paging industry is that its services are not designed to provide two-way voice communications. There can be no assurance that Aquis will not be adversely affected by developing technological advances.

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

         In order to transfer control of any construction permit or communications station license that is regulated by the FCC, its specific approval must be obtained. This includes the transfer of individual licenses as well as a bulk transfer of controlling interests in licenses as may be involved in the acquisition or disposition of another messaging company. Similarly, FCC approval is required when requests are made to use additional frequencies at existing locations, change service territory, provide new services, change ownership or control of the licenses, or modify the technical specifications of existing licenses or the conditions under which service is provided. The FCC has granted its approval for the change in control of our licenses that occurred as a result of our recently-completed financial restructuring. Aquis has not been denied any such request for which approval has been requested, and knows of no reason to believe that any such request will not be approved, but cannot provide assurance that all such future requests will be granted.

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

         Increased demand for telephone numbers, particularly in metropolitan areas, results in depletion of available telephone numbers. Plans to address this shortage have included elements that could impact Aquis' operations. Solutions being evaluated include the pooling of blocks of numbers for use by multiple carriers, the mandatory return of numbers previously allocated and assigned for use, and service-specific plans under which only specified services, such as voice and messaging services, would be assigned numbers in a new area code. Aquis cannot predict which of these alternatives will be implemented, if any, and can provide no assurance that the FCC or a governing state commission will not adopt a solution that will require Aquis to incur substantial expenses in order for it to obtain new telephone numbers for the use of its customers. Under currently existing circumstances, however, management believes that the quantity of numbers available to Aquis will be sufficient for the foreseeable future.

         Recent amendments to federal communications laws have attempted to increase competition in this industry by lowering or removing barriers to entry, imposing upon telecommunications carriers the duty to interconnect their communications facilities with those of other carriers. The FCC and the 9th Circuit Court of Appeals have interpreted this to mean that local telephone companies must compensate mobile wireless companies for calls originated by local telephone company customers that terminate on a mobile wireless company's network. The FCC has also ruled against the imposition of charges to mobile wireless companies for the use of interconnected facilities or phone numbers. These FCC interpretations and findings are subject to challenge in the courts, and Aquis cannot predict the outcome of these proceedings. Compensation may be determined at the federal or state level, or may be determined based on negotiations between the mobile wireless carriers and the local telephone companies that may be subject to the approval of regulatory authorities. Aquis is in negotiations with local telephone companies but its ability to negotiate refunds and/or future cost reductions related to call traffic terminated within its networks cannot be predicted. During 2002 we negotiated and received a payment of $260,917 from Verizon with respect to these interconnect charges. If these issues are decided in favor of the local phone companies, Aquis may be required to repay interconnect fees or cost reductions earned in the past as a result of the FCC and Circuit Court rulings.

         In order to assure the delivery of local phone service to high cost areas and to cover other specified costs and objectives, the FCC has required companies such as Aquis to contribute to a "Universal Service Fund." It has also determined that payphone providers must be compensated for calls to toll-free numbers that are made from payphones. Further, federal law requires that Aquis and others in its industry modify systems and services to the extent necessary to ensure that electronic surveillance or message interceptions can be performed. Because applicable industry technical standards have been established but not acknowledged by all regulatory agencies to date, Aquis cannot determine what compliance modifications or related costs might be required. Additionally, the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") imposed a structure of regulatory fees, which Aquis is required to pay with respect to its licenses. These fees are revised on an annual basis. Finally, the FCC is continuing to assess the manner in which carriers are permitted to market certain services. The outcome of this proceeding could result in higher costs to administer such marketing programs. There is no assurance that Aquis will be able to continue to pass these costs through to its customers.

         In addition to regulation by the FCC, messaging providers are also subject to regulation by state agencies in some states. However, Federal law preempts any state regulation in the case of rates charged to customers or the ability of a carrier to enter a market area. Under certain circumstances, states may petition the FCC for authority to regulate commercial mobile radio service rates. Past petitions seeking rate regulation authority have been denied by the FCC, although this does not guaranty that future filings will meet the same result. On the other hand, some states and localities continue to have authority over many facets of a carriers' operations, including oversight and approval requirements related to acquisitions of assets and license transfers, resolution of consumer complaints, construction and operation of radio transmitters that may be subject to zoning, land use, public health and safety, consumer protection and other legal requirements. Aquis believes that it has made all required filings and has complied with applicable regulations. It knows of no reason to believe that it will not continue to receive approvals as requested of any regulatory agency with oversight authority over its existing operations, although it cannot predict or provide any assurance to that effect.

Risk Factors

         This Section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report. If any of the following risks actually occur, Aquis' business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of Aquis' common stock could decline, and stockholders may lose all or part of their investment.

         Substantial Leverage. Even following the Restructuring, the Company maintains a significant amount of debt pursuant to the Tranche A Note, the Tranche B Note, and the AMRO Note (collectively, the "Notes"). The principal indebtedness under the Notes totals $10 million and the interest payable on the Notes for fiscal year 2003 is $615,938. The Tranche A Note (in the principal amount of $7 million) and the Tranche B Note (in the principal amount of $2 million) both mature on June 30, 2006. The AMRO Note (in the principal amount of $1 million) matures on June 30, 2008. Anticipated future cash flow from operations may not be sufficient to satisfy the Notes. If we are unable to generate sufficient cash flow, then the Company's ability to satisfy its obligations under the Notes will be contingent upon an additional refinancing or obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. If an event of default occurs under the Notes, the holders of the Notes have the right to exercise all remedies provided thereunder, including but not limited to, accelerating all indebtedness, substantially increasing the interest rate for such indebtedness, offsetting amounts in most of the Company's bank accounts, and selling all assets of the Company to repay such indebtedness.

         Auditor's Going Concern Qualification. We are required to meet certain financial covenants pursuant to the terms of the Notes. If we fail to meet these covenants, we will be in default and FINOVA will have the right to accelerate payment. The acceleration of payments due under the Notes, without refinancing, would have a material adverse effect on the Company's liquidity, business, financial condition and results of operations. The degree to which the Company is leveraged likely will impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy. As a result, the Company's independent auditors have added an explanatory paragraph to their unqualified opinion covering the Company's consolidated financial statements for the year ended December 31, 2002 that expresses substantial doubt as to the Company's ability to continue as a going concern. The unqualified opinion with an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern, as well as the uncertainty regarding the Company's ability to make payments under the Notes, extend or restructure the Notes, or obtain replacement financing, may impair the Company's business relationships and impair the Company's ability to receive trade credit from its vendors, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Significant Stockholder. FINOVA, through an affiliate, Desert Communications I, LLC, beneficially owns a 79.99% equity interest in the Company. Furthermore, pursuant to the Restructuring, FINOVA has the contractual right to appoint 3 of the 6 members of the Board of Directors. Accordingly, FINOVA has voting control of a majority of the Company's common stock and controls a significant part of the Board of Directors and, as a result, can control the direction and objectives of the Company. Furthermore, FINOVA may use this control to cause the Company to engage in transactions that FINOVA believes to be in its best interests. Such transactions may include, among others, a sale of substantially all of the Company's assets, a going-private transaction, a merger of the Company with another company or a liquidation of the Company. There can be no assurance that any control exerted by FINOVA over the Company will not conflict with the interests of the Company's minority stockholders.

         Declining Paging Market. During 2002, we experienced a net decrease in the number of paging units in service of approximately 51,000 resulting from connecting approximately 76,000 units while disconnecting 127,000 units. We believe that the demand for traditional paging services has declined industry-wide over the past three years and will continue to decline for the foreseeable future. Due to our high level of fixed costs, revenues lost as the result of subscription cancellations cannot be fully offset by expense reductions and therefore would adversely impact our cash flows. While we will make efforts to replace lost subscribers, the marketing and other expenses associated with adding subscribers and units in service is high and could adversely effect our cash flows.

         Limited Trading Market. In October, 2000, Nasdaq de-listed the Company's common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board. As a result of the de-listing, the liquidity of the Company's common stock and its price have been adversely affected, which may limit the Company's ability to raise additional capital and may adversely effect stockholders ability to realize value for their equity.

         Capital Constraints. The Company's ability to raise capital is limited by expected and historical losses, the indebtedness under the Notes, and the resulting going concern qualifications contained in the Company's audit opinion. The Company's assets already serve as collateral under the Tranche A Note, which severely limits the Company's ability to obtain capital from additional sources. Therefore, the Company may not be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available or are not available on favorable terms, the Company may not be able to effectively execute its business plan.

         Liquidation Value. A significant portion of Aquis' assets are intangible assets, consisting primarily of FCC licenses and certificates, and also including subscriber lists. At December 31, 2000, the Company wrote down the carrying value of its licenses by $9,500,000 to their estimated realizable value. The Company also wrote off all previously-deferred financing costs in the approximate amount of $1,650,000 as the result of defaults under the loan agreements that were eliminated pursuant to the Restructuring. The Company recognized the further impairment of its intangible assets at December 31, 2001 through an additional writedown of $2,298,000. At December 31, 2002, Aquis' total assets were approximately $7.6 million, with net intangible and deferred assets making up approximately 24% of that total. If the Company defaults under the Notes or the Company was otherwise required to liquidate, the holders of the Notes could proceed against Aquis' assets to satisfy the amounts payable under the Notes. The value of these assets are not expected to be sufficient to satisfy the Notes.

         Competition and Technological Advancements. The telecommunications industry is extremely competitive. Some of Aquis' competitors, which include local, regional and national paging companies, possess substantially greater financial, technical and other resources than the Company, and may therefore be better able to compete for subscribers in the one-way paging marketplace. Moreover, some of Aquis' competitors offer broader network coverage than that provided by Aquis' systems, and some follow a low-price discounting strategy to expand their market shares. In addition, advancements in wireless communications services such as cellular and PCS have created new and lower cost services that compete with Aquis' existing service offerings and have made Aquis' technology obsolescent for many applications and customers. Additional competition could result in accelerated reductions in Aquis' subscriber base, declining revenues and smaller operating margins. Narrowband PCS, providing advanced messaging capabilities, and broadband PCS, providing wireless phone service along with paging capabilities, likely will affect the Company's subscriber base as service becomes more prevalent and prices fall. The Company cannot provide any assurance that Aquis will be able to introduce new and competitive services in a timely fashion, if at all, nor can we represent that our margins, inventory costs or cash flows will be unaffected by these developments.

         Government Regulation. Aquis' business is dependent on FCC licenses that may not be renewed, resulting in a significant reduction in Aquis' business. Aquis' FCC licenses have varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. Renewals are typically granted by the FCC upon a demonstration of compliance with FCC regulations and of adequate service to the public. Although the Company is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, the Company cannot assure investors that any of its renewal applications will be free of challenge. There may be competition for the radio spectrum associated with the Company's FCC licenses at the time they expire, which could increase the chances of third party interventions in the renewal proceedings. The Company cannot assure investors that its applications for renewal of its FCC licenses will be granted. Future changes in the regulatory environment may adversely affect Aquis' business, making it harder or more expensive to run the business. The wireless communications industry is subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations that could potentially adversely affect the Company are proposed by federal and state legislators. The Company cannot assure investors that federal or state legislation or regulations will not be adopted that would adversely affect Aquis' business by making it harder or more expensive to conduct its operations.

         Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The Company's current financial results and capital constraints, among other factors, may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect its operating results.

Item 2.  Properties

         Aquis' principal office is located in approximately 17,400 square feet of leased space at 1719A Route 10, Suite 300, Parsippany, New Jersey. The fixed base payment on the lease, which expires July 31, 2006, is currently approximately $30,088 per month until expiration. In addition to fixed rent, the lease requires Aquis to pay a proportionate share of certain maintenance expenses and any increase in real estate taxes and insurance costs. Aquis has two options to renew the lease for consecutive five-year periods at the fair market value prevailing at the time of renewal. Aquis also leases a sales office in Virginia at a total monthly cost of approximately $4,000.

         As of March 18, 2003, Aquis leased approximately 315 locations, primarily for transmitters on commercial broadcast towers in the Northeastern and Mid-Atlantic regions of the United States. Space for paging terminals and storage areas were also leased. The rent payable for such leases, aggregated approximately $177,000 per month, as of that date. The Company believes that its facilities are adequate for its current requirements and that suitable additional or alternate facilities will be available when needed at commercially reasonable terms.

Item 3.  Legal Proceedings

         From time to time Aquis may be involved in various legal actions arising from the normal course of its business for which Aquis maintains insurance. Such claims customarily are handled by Aquis' insurance companies, and management believes the outcome will not have a material adverse effect on Aquis' financial position or results of operations. Aquis is not currently involved in any such significant legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2002 annual meeting of stockholders was held on December 11, 2002. At the meeting, the following nominees to the Company's board of directors were all approved by the stockholders: John B. Burtchaell, Jr., Eugene I. Davis, Richard Gdovic, Thomas W. Parrish, David A. Sands, and Alex E. Stillwell. The stockholders also approved the following proposals: (a) a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 75 million to 450 million shares ("Shares Increase"); (b) a proposal to approve an amendment to the Company's Certificate of Incorporation to eliminate the classification of the Company's board of directors into three different classes ("Board Classification"); and
(c) a proposal to ratify the reappointment by the Company's board of directors of Wiss & Company LLP as the Company's independent auditors for fiscal year 2002 ("Auditor Ratification"). No other matters were voted upon at the annual meeting.

         The following table sets forth the voting tabulation for the matters voted upon at the meeting:

                                                          Votes                    Votes             Votes
                                      Non-Votes            For                    Withheld         Abstained
                                      ---------            ---                    --------         ---------
ELECTION OF DIRECTORS:

  Mr. Burtchaell                    143,864,262            -0-                       N/A              N/A
  Mr. Davis                         143,864,262            -0-                       N/A              N/A
  Mr. Gdovic                        143,864,262            -0-                       N/A              N/A
  Mr. Parrish                       143,864,262            -0-                       N/A              N/A
  Mr. Sands                         143,864,262            -0-                       N/A              N/A
  Mr. Stillwell                     143,864,262            -0-                       N/A              N/A

SHARES INCREASE                     143,864,262            -0-                       N/A              N/A

BOARD CLASSIFICATION                143,864,262            -0-                       N/A              N/A

AUDITOR RATIFICATION                143,864,262            -0-                       N/A              N/A

                                     Part II

Item 5.  Market for Common Equity And Related Stockholder Matters

         Aquis common stock has traded over the counter on the OTC Bulletin Board under the symbol "AQIS.OB" since October 19, 2000 when the Company was notified that its stock was to be de-listed from the NASDAQ SmallCap market, where it had traded under the symbol "AQIS." Over the counter market quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions. The quarterly high and low closing bid prices for Aquis common stock for the past two years as reported by the National Association of Securities Dealers, Inc., are as follows:

Quarter                                    High   Low      Quarter                            High     Low
                                               2001                                                2002

First Quarter............................. 0.34   0.11     First Quarter..................... 0.02     0.01
Second Quarter............................ 0.125  0.03     Second Quarter.................... 0.03     0.01
Third Quarter............................. 0.06   0.03     Third Quarter..................... 0.03     0.01*
Fourth Quarter............................ 0.04   0.01     Fourth Quarter.................... 0.01     0.01*

* Low share prices at a fraction of $0.01 are not meaningful and rounded up accordingly

         On March 18, 2003, the closing price of Aquis common stock was $0.0003. As of that date, there were approximately 165 record holders of Aquis common stock. The number of record holders does not reflect the number of beneficial owners of Aquis common stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that there are approximately 4,250 beneficial holders of Aquis common stock.

Dividends

         Aquis has neither declared nor paid any dividends during its two most recent fiscal years. The payment of dividends is contingent upon Aquis' revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends is currently prohibited by the Notes. It is the present intention of Aquis' board of directors to retain its earnings, if any, for use in Aquis' business.

Recent Issuances of Unregistered Securities

         In connection with the Restructuring, on August 12, 2002, Aquis issued 143,671.59 shares of Aquis' Series A Convertible Preferred Stock to Desert Communications I, LLC, a wholly-owned subsidiary of FINOVA, (convertible into 143,671,590 shares of Aquis common stock), warrants to purchase 192,206,258 shares of Aquis common stock which expire August 12, 2012 and warrants to purchase 22,294,842 shares of Aquis common stock, which expire before the earlier of August 12, 2012 or the repayment by the Company of its obligations under the Tranche A Note. At the same time, Aquis also issued to AMRO 17,781.582 shares of Aquis' Series A Convertible Preferred Stock (convertible to 17,781,582 shares of Aquis common stock) and warrants to purchase 26,560,206 shares of Aquis common stock; which expires August 12, 2012. The exercise price of the warrants issued to each of FINOVA and AMRO is $0.01 per share. These securities were issued to FINOVA and AMRO in reliance upon Section 4(2) of the Securities Act of 1933, as amended. In December 2002, FINOVA and AMRO converted all of their Series A Convertible Preferred Stock into 143,671,590 and 17,781,582 shares, respectively, of Aquis common stock.

         The Equity Compensation Plan Information set forth in Item 12 of this Form 10-K is incorporated to this Item 5 by reference.

Item 6.  Selected Consolidated Financial Data

         The following table, as it relates to the 2002, 2001, 2000, 1999 and 1998 consolidated balance sheets and the statements of operations for 2002, 2001, 2000 and 1999, has been derived from the historical financial data of Aquis Communications Group, Inc. The statements as of and for the years ended December 31, 2002, 2001 and 2000 were audited by Wiss & Company LLP; those of prior periods were audited by PricewaterhouseCoopers LLP. The statement of operations data for 1998 was derived from the historical financial statements of Bell Atlantic Paging, Inc. and affiliated entities, combined and carved out to reflect results of operating only those assets purchased from Bell Atlantic and affiliates at December 31, 1998. Due to material uncertainties discussed elsewhere herein, the financial position and results of operations presented below are not necessarily indicative of the results to be expected for subsequent periods. Comparability and trends depicted by the data below are significantly affected by the March 31, 1999 merger with Paging Partners Corporation. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere herein.

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                 2002               2001              2000             1999          1998 (1)
                                                 ----               ----              ----             ----          --------
                                                                    (In Thousands, Except Per Share Amounts)
Statement of Operations Data:
Revenues .................................      $ 13,872          $ 18,863          $ 28,683          $ 31,159       $ 26,432

Depreciation and amortization ............         2,424             6,889            10,450            10,878          4,323
Costs of abandoned business combinations .             _                 _                57             1,692              _
Provision for asset impairment ...........             _             4,569(3)          9,500(2)              _              _
Other operating expenses, net ............         12,152           15,790            25,860            26,493         21,364
                                                --------          --------          --------          --------       --------
Operating (loss) income ..................          (704)           (8,385)          (17,184)           (7,904)           745
Other expenses, net ......................        (2,570)           (3,452)           (6,554)(4)        (2,975)             _
Provision for income taxes ...............             _              --                   _                 _           (296)
Extraordinary item, net of taxes .........        22,071(5)           --                   _                 _            682
                                                --------          --------          --------          --------       --------
Net (loss) income ........................        18,797           (11,837)          (23,738)          (10,879)         1,131
Preferred stock dividends ................           (69)             (113)             (103)             --             --
                                                --------          --------          --------          --------       --------

(Loss) income attributable to common
  stockholders ...........................      $ 18,728          $(11,950)         $(23,841)         $(10,879)      $  1,131
                                                --------          --------          --------          --------       --------

Net income (loss) per common share .......      $   0.82          $  (0.66)         $  (1.37)      $  (0.76)
Net loss per common share  before
   Extraordinary item ....................      $  (0.12)         $  (0.66)         $  (1.37)      $  (0.76)

Balance Sheet Data (period end):
Working capital (deficit) ................      $   (844)         $(32,891)         $(32,167)         $ (3,894)      $  1,014
Total assets .............................      $  7,627          $ 11,439          $ 23,138          $ 39,324       $ 32,335
Current maturities of long-term debt .....      $    912          $ 30,195          $ 29,857          $    508            $--
Long-term debt, less current maturities ..      $ 13,708          $    541               $--          $ 25,963       $ 18,535
7.5% Redeemable Preferred Stock ..........           $--          $  1,716(6)       $  1,603(6)            $--            $--
10% Redeemable Preferred Stock ...........      $    540(5)            $--               $--               $--            $--

-----------

(1) Reflects the results of operations of Bell Atlantic Paging, the Company's predecessor, for the years ended December 31, 1998 include certain revenues and expenses allocated by Bell Atlantic Corporation and its affiliates. The provision for income taxes was allocated to Bell Atlantic Paging as if it were a separate taxpayer. Also, certain employee benefit costs were allocated based on staffing levels. Accordingly, the results of operations and financial position of Bell Atlantic Paging may not be the same as would have occurred had Bell Atlantic Paging been an independent entity.

(2) As a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements, Aquis has recognized a provision for impairment of the carrying value of its FCC licenses and state certificates in the amount of $9,500 at December 31, 2000. The amount of the loss was based on the difference between the net book value of those intangible assets and the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20%. Management believes that the remaining adjusted value of these intangible assets to be representative of their fair value.
(3) Aquis has recognized a provision for the impairment of the value of its Midwest paging assets held for sale at December 31, 2001 based on the proceeds received for those assets in January 2002. We also recognized further impairment of $2,298 of our paging licenses based on current industry conditions and our estimates of future cash flows.
(4) Other expenses for 2000 include a write off of $1,648 of deferred financing costs resulting from Aquis' defaults and concurrent reclassification of its term debt to a currently payable status. Other expenses also include the ascribed value of warrants in the amount of $1,553 issued in connection with Aquis' bridge loan and its equity line of credit.
(5) Aquis completed agreements and obtained final approvals in August 2002 for the debt and equity restructuring that resulted in the cancellation of all prior existing Aquis obligations to our senior and junior lenders and our preferred stockholders, including accrued interest and dividends. In exchange, Aquis provided the affected creditors with convertible stock, warrants, notes and redeemable preferred stock. Accordingly, Aquis recognized an extraordinary gain on this troubled debt restructuring of $22,071. Aquis' senior lender, FINOVA Capital Corporation, gained control of the Company as a result of this transaction as discussed elsewhere in this report.
(6) Includes $1,500 at stated value and cumulative accrued dividends of $216 and $103 at December 31, 2001 and 2000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates," "may," "will," "likely," "could" and words of similar import. Such statements include statements concerning the Company's business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations, future compliance with covenants under the Tranche A Note, the Tranche B Note, and the AMRO Note, and legislative proposals for the communications industry. Such statements are subject to various risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

General

         The Company operates two regional one-way paging systems providing wireless alpha and numeric messaging services in portions of nine states, principally in the Northeast and the Mid-Atlantic regions of the United States, from Virginia to Boston and including the District of Columbia. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements and resell cellular service. Customers include businesses, government agencies, hospitals, individual users and resellers. Beginning in April 2000, the Company's strategy shifted from acquiring new businesses to focusing on internal growth, integrating its acquired operations and achieving operating efficiencies. In January 2002, we completed the sale of our paging assets in the Midwest region of the United States.

         On August 12, 2002, after receiving FCC approval, the Restructuring took effect resulting in the restructuring of our debt and equity and a change in control of Aquis. These agreements were the culmination of many months of negotiations necessitated by defaults under our loan agreements. Accordingly, our senior secured lender, FINOVA Capital Corporation, acquired control of Aquis through our issuance of convertible preferred stock and warrants as part of this restructuring transaction. As a result, prior members of the Board of Directors resigned and were replaced by appointees of FINOVA and AMRO International, S.A., an unsecured lender. In addition, AMRO acquired a non-controlling equity interest in our Company, and holders of our 7.5% Redeemable Preferred Stock exchanged those shares for shares of Aquis' Series B 10% Redeemable Preferred Stock. FINOVA and AMRO also received notes in the combined face amount of $10 million. In exchange, all prior existing Aquis obligations to these parties, including accrued interest and dividends, were cancelled, resulting in the recognition during 2002 of an extraordinary gain on this troubled debt restructuring of $22,071,000. Before recognition of this gain, results of operations for 2002 produced a loss of $3,274,000. See "Business - Recent Developments."

         We can provide no assurance that our recently completed restructuring of our debt and equity or of our operations, or our ability to effectively gain market share in a declining paging marketplace at sufficiently profitable margins will be adequate to ensure our ability to continue as a going concern. It is management's belief, however, that our business strategy and focus as a niche provider of one-way paging services in our Northeast and Mid-Atlantic regional marketplace, as well as the completion of our significant restructuring efforts without the need to seek bankruptcy protection, provides a basis for the continued development of our paging business.

Organization and Basis of Presentation

         Aquis' consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we incurred losses before extraordinary items of $3,274,000, $11,837,000, and $23,738,000 million, respectively, during that three year period. In addition, in October 2000, NASDAQ notified us that our securities would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of the change in trading markets caused or contributed to the reduction in trading volume and liquidity of our shares. This, coupled with our history of losses and continuing working capital deficits, diminished our ability to raise additional funding through debt or equity offerings, resulted in the technical and functional termination of the right or ability of Aquis to obtain funding under an equity line of credit agreement, impaired our liquidity, and led to our past defaults under our loan agreements with FINOVA. These conditions continue to limit our ability to obtain any significant third party funding.

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

RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 2002 AND 2001

Units in Service

         Units in service totaled 170,000 and 221,000 at December 31, 2002 and 2001, respectively. The overall net decline of 51,000 units represented 23.1% of those on service at the start of the year, compared to the prior year decline of 35.4%. The decline in 2002 included a net reduction of approximately 40,000 low-ARPU reseller units. Approximately 77,000 units were added during the year through our direct and indirect sales channels. The annual churn rate during the year ended December 31, 2002 dropped to 57.7% from the 2001 level of 62.3%. Approximately 52.7% of the units in service at December 31, 2002 were used by direct customers rather than resellers, compared to 45.2% at December 31, 2001.

Revenues

         Service revenues for the years ended December 31, 2002 and 2001 were $13,602,000 and $18,416,000, respectively, a decrease of approximately $4,814,000 or approximately 26.1%. A significant part, or approximately $2,318,000, of this decline is attributed to the reduction of our reseller business, primarily due to the aforementioned loss of 40,000 low-ARPU reseller units. Resellers purchase Aquis' services in bulk and are therefore provided rates lower than those made available to Aquis' direct subscribers. The balance of the revenue decline primarily was the result of the loss of approximately 11,000 units from the direct customer base and the lower average ARPU from all such units on service during 2002 resulting from ongoing price competition in the paging marketplace. Partially offsetting these negative influences on overall service revenues was the shift toward a higher proportion of higher-rate direct customers comprising our overall customer base and a rate increase during the latter part of 2002. Approximately 95% of the total service revenues recognized in 2002, compared to 94% in 2001, were derived from fixed periodic fees from paging services that are not dependent upon usage. The increased flat rate weighting resulted from lower usage-sensitive revenues primarily resulting from our sale of the Midwest paging operations and lower billings for paging overcalls due to competitive pressures and a smaller subscriber base.

         Revenues from sales of paging equipment declined to $270,000 in 2002 compared to $447,000 in 2001. Our sales volume has declined, as has that of the paging industry in general primarily due to competition from new technology. Also, lower sales revenues were realized as consumer demand for less costly equipment continued throughout the year, and is expected by management to continue for the foreseeable future. Accordingly, Aquis continues to market lower-cost units at reduced sales prices, continuing its long-term strategy.

Cost of Equipment Sales

         The cost of equipment sold during fiscal year 2002 totaled $108,000 compared to $448,000 in 2001, a decline of $340,000, or 75.9%. Continuing consumer demand for lower-cost pagers and demand for rental units were the primary factors to the cost reduction. Management believes that these factors are consequences of a weak paging industry. We have continued to resist subsidizing sales of pagers to new subscribers in exchange for market share.

Cost of Paging Services

         Cost of service consists of Aquis' technical operating expenses and of fees paid to third party carriers and message dispatch companies. Total services costs decreased to $6,238,000 in 2002 compared to $8,164,000 in 2001. Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $4,710,000 and $5,682,000 during the years ended December 31, 2002 and 2001, respectively. In addition to technical cost reductions of about $602,000 realized in connection with the sale of our Midwest paging operations, our cost reduction initiatives included ongoing tower site consolidation which concurrently helped drive down interconnect costs. Our program of negotiating site lease renewals directly with site owners, rather than their agents, also helped reduce lease costs during the year.

         Costs of third party paging carriers and dispatchers declined by approximately 38.5% to $1,527,000 for 2002. Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. The decreases are the expected result of the decline of the overall subscriber base and the sales strategies we utilize that encourage growth of units serviced by Aquis' owned and operated paging networks.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs decreased from $1,924,000 in 2001 to $1,526,000 in 2002, or approximately 20.7%.
Approximately $55,000 of cost reductions were effected as the result of our sale of the Midwest paging assets. Other cost reductions resulted from a 22% decline in the average size of the sales staff through attrition and targeted downsizing. Sales commission costs also declined as the result of our lower sales volume, as did office rental expenses resulting from the closure or subletting of several of our remote sales offices during 2001 and 2002.

General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased from $5,136,000 in 2001 to $3,685,000 in 2002, or approximately 28.3%.
Approximately $212,000 of the expense reduction was effected as the result of our sale of our Midwest paging operations.

         Overall costs were reduced 12.8% as the result of employment cost reductions unrelated to the Midwest operations sale. Targeted staff reductions and attrition of approximately 26% effected in stages during 2002, along with management-level salary reductions contributed to these expense reductions that represented an employment cost reduction of 25.8% excluding effects of the Midwest operations sale. In addition, total expenses in 2001 included costs to settle certain employment and other claims made by Aquis' first President and a founder in the approximate amount of $168,000. Legal costs related to this and other matters settled prior to 2002 also aided the 2002 cost reduction, as did elimination of costs for third-party public relations services and business planning initiatives that concluded in 2001. Lower telephone costs and lower billing and data processing costs resulting from the smaller subscriber base requiring less customer support, due in part to the sale of the SourceOne accounts also provided cost savings.

Depreciation and Amortization

         Depreciation and amortization decreased from $6,889,000 in 2001 to $2,424,000 in 2002. Amortization of FCC licenses decreased significantly as the result of the $4,569,000 and $9,500,000 impairment provisions recognized in 2001 and 2000, respectively. Depreciation also declined, primarily as the result of the disposal of the Midwest region assets and other paging assets.

Provision for Asset Impairment

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," Aquis periodically prepares cash flow projections in order to evaluate the recoverability of the net book value of its fixed and intangible assets. These projections are based on various operating assumptions believed to be reasonable, as well as operating trends actually experienced. As the result of this evaluation as of December 31, 2002, management believes that no further impairment writedown is required based on the trends, operating plans and assumptions deemed reasonable in its current operating environment. If trends or operating assumptions change and effect Aquis' cash flow estimates, we may be required to record additional impairment charges related to the book value of our long-lived assets in future periods.

         As a result of the Company's ongoing losses, its forecast for continuing losses, and its prior defaults under its loan agreements, Aquis recognized a provision for impairment of the carrying value of its FCC licenses and state certificates in the amount of $2,298,000 at December 31, 2001. The amount of these impairments was based on the excess of the net book value of those intangible assets over the amount of the estimated annual cash flows projected through December 31, 2008 discounted to net present value using a discount rate of 20%. We also recorded an additional provision for the impairment of the carrying value of our Midwest paging assets in the amount of $2,271,000 based on the proceeds received in January 2002 upon completion of that transaction.

Interest Expense

         Net interest expense was $2,488,000 in 2002 compared to $3,909,000 in 2001. This occurred primarily as the result of our financial restructuring effected on August 12, 2002. That restructuring effected a reduction of the carrying value of our interest-accruing debt obligations from over $35 million to $10 million. It also required the application of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", which required that the debt recorded in connection with this particular transaction must include all obligations for future cash payments of both principal and interest. In addition, interest costs in 2001 were higher due to costs associated with the debt due to FINOVA, bearing a premium of an added 2% imposed as a result of our inability to make an optional $2,000,000 principal payment in December 2000. We also incurred fees of approximately $250,000 as the result of a failure to meet certain financial covenants with our senior lender.

Income Taxes

         No provision for income taxes is reflected in either period as a result of the Company's net losses in both periods.


RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 2001 AND 2000

Units in Service

         Units in service totaled 221,000 and 342,000 at December 31, 2001 and 2000, respectively, a decline of 35.4%. Approximately 44,000 units, or 36.4% of this decline was a result of the October 2001 sale of our Midwest paging assets. Approximately 135,000 units were added during the year through our direct and indirect sales channels. The annual churn rate during the year ended December 31, 2001, excluding the effects of the units transferred via the sale of assets noted above, reached 62.3%.

Revenues

         Service revenues for the years ended December 31, 2001 and 2000 were $18,416,000 and $27,926,000, respectively, a decrease of approximately $9,510,000 or approximately 34%. The decrease in service revenues was attributable to three primary factors: the churn and the October sale of our Midwest paging subscribers described above, industry-wide pricing pressures, and a change in the mix of direct subscriber and reseller units. The sale of our Internet operations in August 2000 also contributed approximately $513,000 to the revenues earned in 2000. Churn and price competition influenced the reduction in average monthly revenue per paging unit from approximately $6.05 in 2000 to approximately $5.10 in 2001. In addition, during 2001, the portion of Aquis' average subscriber base represented by the less lucrative reseller units increased from approximately 62% to 73%. Resellers purchase Aquis' services in bulk and are therefore provided rates lower than those made available to Aquis' direct subscribers. Finally, approximately 94% of the total service revenues recognized in 2001 were derived from fixed periodic fees from paging services that are not dependent upon usage, which is an increase from the proportion earned from flat fees in 2000. The increased flat rate weighting resulted from several factors, including lower usage-sensitive CPP revenues primarily resulting from subscriber attrition and ultimate termination of this service and lower billings for paging overcalls due to competitive issues.

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

Cost of Paging Services

         Cost of service consists principally of fees paid to third party carriers, and, to a lesser extent, to message dispatch companies. Also included are technical operating expenses. Total services costs decreased to $8,164,000 in 2001 from $12,984,000 in 2000. Costs of third party paging carriers and dispatchers declined by approximately 52% to $2,482,000 and costs incurred to provide Internet services were eliminated entirely with the August 2000 sale of that operation. Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. The decreases are primarily attributable to the decline of the subscriber base.

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

General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased from $7,045,000 in 2000 to $5,136,000 in 2001. Total costs for the year ended December 31, 2000 included $693,000 resulting from the issuance of options pursuant to an employment agreement with Aquis' former President. Total costs for the year ended December 31, 2001 included the costs of a settlement of certain employment and other claims made by Aquis' first President and a founder, settled in the approximate amount of $168,000.

         Overall costs were reduced an additional 6.3% as the result of targeted salary reductions and staff attrition and reductions of approximately 50% implemented in stages during the course of the 30 months ended December 31, 2001. The overall cost decrease was also achieved through lower customer call center and related telephone costs, lower billing and data processing costs resulting from the smaller subscriber base and elimination of the added costs incurred in 2000 in connection with the conversion of the customer bases acquired from SourceOne and Suburban Paging.

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

Provision for Asset Impairment

         As a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements, Aquis recognized a provision for impairment of the carrying value of its FCC licenses and state certificates in the amounts of $4,569,000 and $9,500,000 at December 31, 2001 and 2000, respectively. The amount of these impairments was based on the excess of the net book value of those intangible assets over the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20%. The resulting adjusted carrying value, net of accumulated amortization totaling $2,216,000 at December 31, 2001 is believed by management to approximate the realizable value of these assets based on current economic conditions and expectations based thereon. Additional write-downs to estimated fair value may occur in future periods based on economic conditions existing then.

Interest Expense

         Net interest expense was $3,909,000 in 2001 compared to $6,670,000 for the 12 months ended December 31, 2000. Our cost of capital decreased primarily as the result of full amortization in 2000 of $1,648,000 of previously deferred financing costs due to our defaults under our loan agreements with FINOVA and AMRO. Net expenses were also greater in 2000 due to our recognition of the value ascribed to the warrants, estimated at $1,553,000, issued to AMRO and Coxton in connection with the equity line of credit provided by Coxton and the convertible debenture purchased from us by AMRO. Interest expense in 2000 also included approximately $222,000 related to the beneficial conversion feature granted to AMRO International in connection with the bridge loan provided in April 2000. Offsetting these expense reductions in 2001 were higher interest costs associated with the debt due to FINOVA, bearing a premium of an added 2% imposed as a result of our inability to make an optional $2,000,000 principal payment in December 2000.

Income Taxes

         No provision for income taxes is reflected in either period as a result of the Company's net losses in both periods.

Liquidity and Capital Resources

         Effective on August 12, 2002, our debt and equity structure was significantly modified, at which time a change in control of Aquis was also effected. As a result, we recognized a gain on this restructuring transaction in the amount of $22,071,000, net of transaction costs, and an improvement in our working capital deficit. This measure of Aquis' liquidity improved from a deficit of $32,891,000 at December 31, 2001 to a deficit of $844,000 at December 31, 2002, primarily through the cancellation of our then-existing senior and junior debt obligations. The financial obligations that were issued to our creditors in connection with our restructuring transaction also reduced and delayed the required cash outflows for payments of principal, interest, preferred stock dividends and preferred stock redemption payments in future periods, enhancing Aquis' ability to meet such requirements by more closely aligning those requirements with current financial expectations. However, Aquis was not able to meet one of the financial covenants specified in its restructured loan agreements as of and for the period ended December 31, 2002. Accordingly, Aquis requested a waiver of this covenant violation and FINOVA granted a waiver of this default as of that date. The terms of the Restructuring are set forth in "Business - Recent Developments."

         The Restructuring involved both our debt and equity and our operations. These efforts were necessitated by Aquis' history of losses, an illiquid financial position, a lack of available funding, and defaults under our loan agreements. Our defaults included both financial covenant shortfalls and failures to meet debt repayment requirements. In January 2001 and later periods we were unable to make required quarterly principal repayments, each in the amount of $514,000, under the senior loan obligation due to FINOVA. Further, we did not make any required interest payments on this debt between February 2001 and March 2002, inclusive. We were also in default of our debt obligation due to AMRO. A $2,000,000 note payable to AMRO was scheduled to mature in October 2001, unless sooner converted to common stock, or demand made for payment due to Aquis' default, at AMRO's election. As the result of our defaults, we negotiated forbearance agreements with these lenders under which we were able to continue operations while working to complete the restructuring of our debt and equity that went into effect on August 12, 2002. Concurrent with the efforts to restructure our balance sheet, we restructured our operations.

         As we restructured our operations, operating expenses were reduced through salary reductions, targeted cutbacks and normal attrition. We began, and continue to consolidate our communications networks. We sold non-core paging properties and equipment and developed marketing strategies intended to exploit the marketing opportunities in one-way paging resulting from the refocusing of many of our paging industry competitors on two-way and other advanced services. We recently engaged a firm of marketing professionals to help strengthen our abilities to sell into our very competitive paging markets and to develop the Aquis brand and image. More specifically, we sold our paging operations in the Midwest for $1,010,000 and have reduced our workforce by approximately 49% since December 31, 2000. We also collected the remaining $625,000 balance due for the sale of our Internet assets in accord with the discounted payment terms provided in the June 2001 modifications to the related buyer's note, and we settled certain claims in 2001 and 2002 under the Telecommunications Act of 1996 with communications services suppliers for over $1,000,000. These initiatives allowed Aquis to pay down amounts due to its general creditors and to invest in paging equipment to better supply its core markets.

         Aquis' operating activities provided approximately $914,000 and $803,000 of net cash during the years ended December 31, 2002 and 2001, respectively. Excluding the effects of changes in our working capital accounts, operations generated $200,000 and $528,000 in 2002 and 2001, respectively. During the respective current and prior reporting periods, we used cash to fund pager purchases of $1,020,000 and $1,109,000 and to pay down our debts to vendors by $1,039,000 and $2,556,000. Offsetting these vendor payments was the interest accrued during the year on the debt to our institutional lenders. The need to reduce outstanding accounts payables to vendors continued to be influenced by the declining telecommunications markets and the paging industry, including the bankruptcy proceedings of Arch Wireless and Metrocall. The uncertainty caused by these events continued to lead our vendors to bring pressure to keep our accounts with them current.

         During the years ended December 31, 2002 and 2001 we realized proceeds from sales of assets totaling $1,278,000 and $928,000. This resulted primarily from the January 2002 collection of the remaining proceeds due for the sale of our Midwest paging assets, and from the September 2001 collection of $625,000 of the proceeds due us for the sale of our Internet assets. The balance of the proceeds was realized from sales of transmitters and other equipment not deemed essential to our core operations. We purchased communications equipment during these periods to strengthen our signaling capabilities in targeted areas, to bring current our base of leased pagers, and we also acquired targeted one- and two-way paging licenses via the spectrum auctions conducted by the FCC. During 2000, our investing activities used $1,478,000 of net cash, primarily for the acquisition of paging assets from SourceOne and Suburban Paging. Proceeds from sales of assets in 2000 were derived primarily from the sales of excess paging equipment acquired from SourceOne.

         Financing activities consumed $1,461,000 and $488,000 of cash during the years ended December 31, 2002 and 2001, respectively. Cash was used primarily in 2002 for investment banking, legal and other costs incurred during the completion of our financial restructuring. During 2001, cash was used for the restructuring and to pay down a note due to Aquis' former legal counsel. During both periods, we also paid costs incurred in connection with the Registration on Form S-1 of our common shares pursuant to registration rights obligations undertaken as part of prior debt and equity offerings. During the year ended December 31, 2000, Aquis borrowed $2,450,000 and $2,000,000 to complete the SourceOne transaction and to pay down the FINOVA debt and related transaction costs. In April 2000, we elected to make an additional payment of $1,250,000 to reduce the current year loan of $2,450,000 from FINOVA in order to avoid the increased interest rates that would have been assessed in the absence of such a payment. This payment was made through use of the proceeds of the 11% bridge loan extended to Aquis by AMRO International in April 2000 in the amount of $2,000,000, which matured on October 12, 2001. The balance of the bridge loan was used to pay associated fees, for the purchase of additional paging equipment and to meet general working capital needs.

         Aquis has commitments under operating leases for office, transmitting and switching sites and office equipment with lease terms ranging from one month to mid-year 2007. Minimum annual lease payments on such leases having non-cancelable lease terms in excess of one year total approximately $2,023,000, $1,130,000, $852,000, and $344,000 during 2003 through 2006, respectively. There are no significant minimum purchase agreements in effect with paging device suppliers or other vendors. Current business plans provide for capital expenditures of approximately $1 million annually for the next three years and approximately 10% less than that for the ensuing two years. These expenditures are planned for subscriber paging devices, network infrastructure and information systems upgrades, and will be dependent on actual subscriber growth, actual demand for paging device features and actual demand in the marketplace for network enhancements. Our cash requirements for existing debt obligations due to FINOVA include annual principal repayments of $250,000 through and including 2006, a principal payment of $6,000,000 due in mid-2006, and interest payments from 2003 through 2006, respectively, of approximately $620,000, $600,000, $575,000 and $416,000. There were no material off-balance sheet obligations as of December 31, 2002 or the date of this filing.

         Aquis' operating expenditures for employment and occupancy costs have been subject to normal inflationary pressures. Systems equipment and paging device costs have trended downward in recent years, allowing Aquis to offer lower unit prices to customers who wish to purchase their units.

         Our business plans for 2003 and beyond require capital to be available to service our debt, to purchase paging equipment for new and existing subscribers, and to optimize, operate and maintain our communications networks. Our principal source of liquidity at December 31, 2002 was $1,259,000 of cash and cash equivalents. At December 31, 2002, we had a working capital deficit totaling approximately $844,000 and we have experienced operating losses since our inception, although we have steadily been producing EBITDA since then. Audit opinions as to the results reported during our last three fiscal years include going concern qualifications that suggest that we may be unable to meet obligations as they become due in the normal course of business. Our common stock was de-listed from the NASDAQ SmallCap Market in October 2000, and this de-listing technically and functionally terminated our equity line of credit provided under a Common Stock Purchase Agreement with Coxton Limited. These factors have prevented us, and continue to prevent us, from obtaining any additional significant external funding. Accordingly, we can provide no assurance that we will be able to meet our reduced debt service requirements, that we will be able to acquire sufficient pagers to fully meet demand for either new business or retention of existing subscribers who require replacement units from time to time, that we will be able to optimize our communications network, or to invest in marketing initiatives for paging or other communications services. We believe that our business plan as a niche one-way paging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on the factors noted above which are largely beyond our unilateral control.

         Our auditors' opinion on our financial statements as of and for the years ended December 31, 2002, 2001 and 2000 is qualified and states that there is substantial doubt about our ability to continue as a going concern. An auditors' opinion for going concern issues is typically qualified when a company's history of operating losses is expected to continue and funding of those losses from outside sources is unlikely to be available. In such circumstances, a company's liabilities may not be able to be discharged as they become due in the normal course of business.

         In consideration of our ongoing losses, limited liquid resources, and the ongoing lack of available additional funding, we can provide no assurance that the terms and requirements of our financial restructuring, and future amendments that may be agreed between the parties, if any, will be sufficient to the extent necessary to execute our current business plan or ensure our ability to continue as a going concern. Our ability to continue as a going concern and execute our one-way paging business plan is dependent on industry and technological factors that are beyond our unilateral control. Although the recent completion of the realignment of our debt and equity structure provides Aquis and its primary lender/equity holders with an attractive opportunity to maximize the return on invested funds, it does not guarantee future profitability or cash flows sufficient to ensure our ability to carry out our business plan.

Seasonality

         Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Quantitative and Qualitative Disclosures about Market Risk

         As of December 31, 2001 substantially all of our debt carried floating interest rates. We had approximately $32,703,000 of floating-rate debt outstanding at that date including unpaid capitalized interest. As a result of our financial restructuring, our floating rate debt at December 31, 2002 was reduced to the Tranche A Note due to FINOVA in the face amount of $7,000,000, which also carried a rate floor of 9%. An interest rate increase or decrease of 2% on this floating rate debt would result in a change in annual interest expenses of approximately $140,000. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. We had no other significant material exposure to market risk.

Recent Accounting Pronouncements

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit of Disposal Activities." SFAS 146 applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. SFAS 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. Aquis is currently evaluating the impact this pronouncement will have on its future consolidated financial results.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", amending SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends prior disclosure guidance. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for such compensation and the effects of the method used on reported results. The provisions of SFAS 148 are generally effective for fiscal years ending after December 15, 2002. No such employee compensation was issued during 2002 and Aquis intends to implement these provisions prospectively.

Critical Accounting Policies

         Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's consolidated financial statements. The preparation of these consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates.

         In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their three to five critical accounting policies in the text of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC indicated that a "critical accounting policy" is one which is both important to the understanding of the financial condition and results of operations of the Company and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

Long-Lived Assets

         Our long-lived assets are recorded at historical cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. We review these assets, including our property and equipment and our intangible assets periodically, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset. Accordingly, during the years ended December 31, 2001 and 2000, we recorded provisions for the impairment of the value of certain tangible and intangible assets.

Inventory

         Inventory consists primarily of pagers held for sale or lease. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. An inventory valuation reserve of approximately $135,000 at December 31, 2002 has been recorded to reflect management's estimate of the market value attributable to units on hand at that date.

Revenue Recognition

         Paging service revenues include airtime for paging services, rental fees for leased paging equipment, and various other fees for such enhanced features as alpha dispatch services, loss protection and maintenance, and voice mail. These revenues are recognized as the services are performed or ratably over time in the case of fees that may be billed quarterly, semi-annually or annually in advance. Revenues related to pre-billed services are deferred until the service is provided and thereby earned. Equipment revenue is recognized when the equipment is delivered to the customer. In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, amended in March 2000, which provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. This Bulletin requires that revenue is recognized only when persuasive evidence of an arrangement exists, when delivery of merchandise has occurred or services have been rendered, the fee is established and is determinable and collectibility is reasonably assured. Aquis adopted SAB 101 in the second quarter of 2000 and that adoption had no significant effect on its consolidated results of operations or its financial position.

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

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Directors

         The following is a brief description of the business experience of each of the members of the Board of Directors. Except for Richard Gdovic, each of the following directors has served as a director of the Company since August 12, 2002. Mr. Gdovic has served as a director of the Company since being appointed to the Board on August 26, 2002.

         John B. Burtchaell, Jr., age 60, is a Senior Vice President of FINOVA's Special Assets Division and is responsible for overseeing the management of the largest and most complex workout relationships in FINOVA's portfolio. This responsibility includes managing the execution of workout strategies for each of FINOVA's lines of business. Mr. Burtchaell has extensive portfolio workout and credit experience. He has held senior positions for various lending institutions. Prior to joining FINOVA in 1998, Mr. Burtchaell worked at First American National Bank where he was a Senior Vice President and Division Manager from 1996 to 1998 and a Senior Vice President and Senior Credit Officer from 1992 to 1996. He also held the position of Senior Vice President and Senior Credit Officer at Dominion Bank from 1988 to 1992. Before joining Dominion Bank in 1988, Mr. Burtchaell was the President and Chief Executive Officer of a BancOne affiliate for seven years. Mr. Burtchaell was designated by FINOVA to serve on the Board.

         Eugene I. Davis, age 47, served on an interim basis as the Company's President from April 29, 2002 to October 17, 2002 and as its Chief Executive Officer from July 1, 2002 to October 17, 2002. Since August of 2002, he has been the Chairman and Chief Executive Officer of Murdock Communications Corp., a NASDAQ listed company. In 1999, he became Chairman and Chief Executive Officer of PIRINATE Consulting Group, L.L.C., a privately held consulting firm specializing in crisis and turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for public and private business entities. Mr. Davis has been Chairman, Chief Executive Officer and President of RBX Industries, Inc. since August 2001, after having been appointed Chief Restructuring Officer in January 2001. RBX is a leading manufacturer of closed cell foam and custom mixed rubber compounds. From January 2000 through August 2001, Mr. Davis was Chairman and Chief Executive Officer of Murdock Communications Corp. From May 1999 through June 2001, he was the Chief Executive Officer of SmarTalk Teleservices, Inc., which had filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. He was Chief Operating Officer of TotalTel USA Communications, Inc. in 1998. Both SmarTalk Teleservices, Inc. and TotalTel USA Communications, Inc. are NASDAQ listed companies. In addition, he is a director of Coho Energy, Inc., Elder-Beerman Stores Corp., Eagle Geophysical, Inc., Flag Telecommunications, Inc., Metals USA, Inc., and a member of the Board of Advisors of PPM America Special Investment Funds. Mr. Davis was designated by AMRO to serve on the Board.

         Richard Gdovic, age 40, has been the General Manager of ComServe Corporation, a complete billing solutions organization designed specifically for the paging and cellular industries, since October 1994. Mr. Gdovic oversees all operations of ComServe and related holding companies. He also serves as the General Manager of Comsoft Corporation where he oversees all of its operations and as President of Comserve Service Group, Inc. Mr. Gdovic has sixteen years experience developing accounting software with the last twelve years spent developing software for the communications industry. He serves on the Board of Directors of Comserve Service Group, Inc., LaserTek Corporation and LaserTek Holding Corporation.

         Thomas W. Parrish, age 53, has been the President of Parrish Interests, a real estate and investment firm, since 1999. Prior to that, from 1985 to 1999, he was the President and Chief Executive Officer of Southwestern Bank & Trust Company and, from 1979 to 1985, he was the President of Exchange National Bank. Mr. Parrish has more than twenty years experience in commercial/consumer banking and real estate development industries and has the proven ability to manage operations and financial organizations ranging from $30 million to over $1 billion in assets. He has in-depth experience in start-ups, turnarounds, corporate restructurings, capital sourcing, business development and sales/marketing. Mr. Parrish serves on the Board of Directors of the Oklahoma Medical Research Foundation and The First National Bank of Oklahoma. Mr. Parrish was designated by FINOVA to serve on the Board.

         David A. Sands, age 45, is the Vice President of The FINOVA Group. Mr. Sands is responsible for workout management/ recovery of a variety of distressed companies. He has proven success in corporate finance, workouts and mergers and acquisitions. Prior to joining FINOVA in May 2001, Mr. Sands served as the Chief Executive Officer from September 1999 to July 2001 of PCT Automation Systems Corporation where he developed and executed business and financial plans that enabled the reorganized and restructured company to prosper and be sold to a corporate buyer. Prior to that, he served as an independent consultant, with assignments including Interim President, board of directors member and acquisition consultant, from September 1997 to March 2001. From April 1996 to July 1997, Mr. Sands served as the President and Chief Executive Officer of Process Control Technologies, Inc., a manufacturer of specially continuous flow equipment, and in such capacity he led the company through a successful emergence from bankruptcy in seven months and sold this enterprise six months later to a public company. Mr. Sands was designated by FINOVA to serve on the Board. Mr. Sands is a Certified Public Accountant.

         Alex E. Stillwell, age 56, has served as the Company's Chief Executive Officer since October 17, 2002. He has been Chairman and Chief Executive Officer of A&K Associates, LLC, a consulting firm, since July 1999. Recent assignments included AccessLan where he was responsible for developing a global Channel Sales organization to sell products new to the market. From April 2000 to October 2000, he was a consultant and served as Chief Executive Officer and President of Raleigh Technology Corp., where he successfully implemented a plan to revive the company and sold it. From 1985 to 1999, Mr. Stillwell served as Vice President of Finance, Sales or General Manager in several positions with Nortel Networks, Inc. Mr. Stillwell serves on the Board pursuant to the Restructuring.

Executive Officers of the Company

         The following information sets forth the age, business experience and certain other information for each of the current executive officers of the
Company:

Name                                   Age      Position
----                                   ---      --------
Alex E. Stillwell* ..............      56       Chief Executive Officer
Brian M. Bobeck    ..............      35       President and Chief Operating Officer
D. Brian Plunkett  ..............      47       Vice President and Chief Financial Officer
David S. Laible    ..............      36       Vice President-Sales

         *Biographical information for Mr. Stillwell is provided under the heading Directors, above.

         Brian M. Bobeck has served as President and Chief Operating Officer of the Company since December 11, 2002. Prior to that time, Mr. Bobeck served as Vice-President Engineering of the Company and its predecessor from January 1999. During 1998, Mr. Bobeck was Director of Technical Services for Vanguard Cellular. From 1996 to 1998, Mr. Bobeck was Director of Engineering for NationPage Inc. Prior thereto, Mr. Bobeck was Operations Manager for C-TEC Corporation, an independent local exchange carrier.

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

Terms of Officers

         All officers of the Company serve for terms expiring at the next annual meeting of stockholders following the date of their appointment. Officers' terms are without prejudice to the terms of their employment agreements. Each of the Aquis officers devotes his full time to the affairs of Aquis.

Board Composition

         The directors all serve one-year terms until their successors are elected and qualify or until their earlier resignation, removal or death. All directors are elected at every annual stockholder meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required to furnish the Company with copies of Section 16(a) forms they file. Based solely on the review of the copies of such forms furnished to the Company, or written representations of the reporting persons, the Company has determined that all required reports were timely filed during fiscal year 2002.

Item 11.  Executive Compensation

         The following table summarizes the compensation paid or accrued for the fiscal years ended December 31, 2002, 2001, and 2000, by the Company to or for the benefit of each person who served as the Company's Chief Executive Officer and by the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who served as such at the close of fiscal year 2002 (the "Named Executive Officers"):

                           Summary Compensation Table

                                            Annual Compensation                           Long Term Compensation
                                         ----------------------            -------------------------------------------------
                                                                                      Awards                      Payouts
                                                                           -------------------------------     -------------
                                                                             Restricted
                                                                                Stock         Options/SARS      All Other
Name and Principal Position               Year       Salary       Bonus     Awards(s)($)          (#)          Compensation
---------------------------               ----       ------       -----     ------------          ---          ------------

John B. Frieling (1) .............        2002        $ 94,000        -0-         -0-           -0-            $  5,500
Former Chief Executive Officer            2001        $167,500        -0-         -0-           300,000           -0-
                                          2000        $ 78,750        -0-         -0-           300,000           -0-

Eugene I. Davis (2) ..............        2002           -0-          -0-         -0-           -0-            $ 88,000
Former Chief Executive Officer            2001            --             --       --               --              --
                                          2000            --             --       --               --              --

Alex E. Stillwell (3) ............        2002        $ 30,096        -0-         -0-           -0-            $ 49,126
Chief Executive Officer                   2001            --             --       --               --             -0-
                                          2000            --             --       --               --              --

Brian M. Bobeck ..................        2002        $135,958        -0-         -0-           -0-            $  5,425
President and Chief Operating             2001        $153,150        $35,000     -0-           100,000        $  4,060
Officer                                   2000        $124,642        $20,000     -0-           175,000        $  3,750

D. Brian Plunkett (4) ............        2002        $137,500        -0-         -0-           -0-            $  4,000
Vice President and Chief Financial        2001        $152,917        $10,000     -0-           100,000           -0-
Officer                                   2000        $177,855        -0-         -0-            75,000           -0-

David S. Laible ..................        2002        $130,000        -0-         -0-           -0-            $  5,200
Vice President Sales                      2001        $138,908        $15,000     -0-           100,000        $  4,537
                                          2000        $ 99,585        $40,000     -0-           175,000        $  4,200

Keith J. Powell ..................        2002        $100,000        -0-         -0-           -0-               -0-
President and Chief Operating             2001        $144,327        $22,500     -0-           350,000           -0-
Officer                                   2000             N/A        N/A         N/A           N/A                 N/A

         (1) Mr. Frieling began serving as Chief Executive Officer on September 19, 2000. Does not include options to purchase 25,000 shares of Common Stock and 100,000 shares of Common Stock issued to him on April 18 and July 24, 2000, respectively, before his appointment as CEO. Mr. Frieling resigned as the Company's Chief Executive Officer effective July 1, 2002.

         (2) Mr. Davis served as interim Chief Executive Officer from July 1, 2002 until October 17, 2002. Mr. Davis received no salary from the Company in such capacity, but received $22,000 per month pursuant to a consulting agreement with the Company.

         (3) Mr. Stillwell was paid $49,126 by the Company for consulting services prior to serving as Chief Executive Officer.

         (4) The Company loaned Mr. Plunkett $4,000 in June 2002 in connection with the Restructuring. See "Certain Relationships and Related Party Transactions."

Option Grants, Exercises, and Fiscal Year-End Option Values

         The Company did not grant options during fiscal year 2002. Furthermore, none of the Named Executive Officers exercised options during fiscal year 2002. The following table sets forth information relating to the year-end value of unexercised options by each of the Named Executive Officers.

-----------------------------------------------------------------------------------------------------------------
                                                               # of Securities            Value of Unexercised
                           # Shares                         Underlying Unexercised       in-the-money Options at
                          Acquired on    Value Realized     Options at Fiscal Year         Fiscal Year End ($)
Name                       Exercise           ($)                  End (#)              Exercisable/Unexercisable
                                                           Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------
John B. Frieling              -0-            -0-               750,000 / 0                      0/0
-----------------------------------------------------------------------------------------------------------------
Eugene I. Davis               -0-            -0-                   0/0                          0/0
-----------------------------------------------------------------------------------------------------------------
Alex E. Stillwell             -0-            -0-                   0/0                          0/0
-----------------------------------------------------------------------------------------------------------------
Brian M. Bobeck               -0-            -0-             278,500 / 50,000                   0/0
-----------------------------------------------------------------------------------------------------------------
D. Brian Plunkett             -0-            -0-             441,762 / 50,000                   0/0
-----------------------------------------------------------------------------------------------------------------
David S. Laible               -0-            -0-             278,500 / 50,000                   0/0
-----------------------------------------------------------------------------------------------------------------

Employment Agreements

         On September 19, 2000, Mr. Frieling and the Company entered into an employment agreement defining the terms under which Mr. Frieling was to serve as the Company's Chief Executive Officer. Pursuant to the agreement, the Company paid Deerfield Partners a monthly amount of $17,500 and issued Mr. Frieling options to purchase 300,000 shares of Common Stock at a price of $0.9625 per share (110% of the closing price for the Common Stock on September 19, 2000). Options issued to Mr. Frieling for 150,000 shares vested immediately upon issuance and options to purchase 25,000 shares of Common Stock vested on the first day of each month, commencing October 1, 2000. Effective December 1, 2001, the Company and Mr. Frieling entered into a new Executive Services Agreement providing a renewable one-year term, a monthly salary of $15,000, compensation in the amount of $67,500 for services provided from the second quarter of 2001 through the effective date of the agreement and options to purchase 300,000 shares of Common Stock at $0.03. These options, expiring on December 31, 2007, provide vesting for 150,000 shares at the time of grant and 25,000 additional shares monthly until fully vested. Mr. Frieling resigned as the Company's Chief Executive Officer effective July 1, 2002 and, concurrently therewith, the Company entered into a severance agreement with Mr. Frieling that provided for a monthly payment of $15,000 until the closing of the Restructuring on August 12, 2002.

         Mr. Davis, who served as the Company's Chief Executive Officer on an interim basis until October 17, 2002, received no salary from the Company in such capacity, but had a consulting agreement with the Company pursuant to which he received $22,000 per month. The consulting agreement has terminated pursuant to its terms.

Directors Compensation

         In fiscal year 2002, directors that were not officers of or employed by the Company were not compensated under any standard policy or arrangement with the Company. Such directors were generally compensated only through the issuance of stock options. By resolution of the Board, dated August 26, 2002, the Board determined that in light of the substantial contribution of time that was being asked of all members of the Board, the compensation for members of the Board going forward will be (1) an annual retainer of $15,000, payable quarterly, (2) a per meeting fee of $1,000 for each in-person meeting and $500 for each telephonic meeting and (3) the reimbursement of expenses.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee reviews and approves compensation levels and benefit plans and policies applicable to senior management of the Company, including the Chief Executive Officer and other executive officers of the Company, and submits its recommendations to the Board for ratification. The Company's compensation policies are designed (1) to attract and retain individuals of the best quality available in the messaging services industry,
(2) to motivate and reward these individuals based on corporate and individual performance and (3) to align the interests of these individuals with the interests of the stockholders of the Company through stock-based incentives when appropriate. However, in light of the current state of operations of the Company, the Compensation Committee has suspended bonus and option awards. Consistent with the above-stated philosophy, senior management compensation currently consists solely of base salary. The Compensation Committee's current members are John B. Burtchaell, Jr., Eugene I. Davis, and David A. Sands.

         In fiscal year 2002, compensation of Alex E. Stillwell, the Company's Chief Executive Officer, Brian M. Bobeck, the Company's President and Chief Operating Officer, D. Brian Plunkett, the Company's Chief Financial Officer, and David S. Laible, the Company's Vice President Sales was determined by the Compensation Committee based upon arms length negotiations. Each of these individuals is employed by the Company on an at will basis. The Company has agreed, however, to provide each with salary continuation benefits for a period of six months in the event of their termination without cause.

         In fiscal year 2002, the compensation of the Company's former Chief Executive Officer, John B. Frieling, was determined in accordance with the terms of his employment agreement. See "Executive Compensation - Employment Agreements."

         Respectfully submitted by the member of the Compensation Committee,

                  John B. Burtchaell, Jr., Chairman
                  Eugene I. Davis
                  David A. Sands

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Frieling resigned as a member of the Company's Compensation Committee in 2001. During 2002, the Company paid investment banking fees totaling $67,674 to Deerfield Capital, L.P. and Deerfield Partners, LLC. Mr. Frieling serves as managing director of Deerfield Partners, LLC, which in turn serves as general partner of Deerfield Capital, L.P.

Performance Graph

         The following graph compares for the five-year period ended December 31, 2002, the cumulative total stockholder returns (assuming reinvestment of dividends, if any) on $100 invested on December 31, 1997 in the Company's Common Stock, the NASDAQ Stock Market (U.S. Companies) and the NASDAQ Stocks (SIC Codes 4810-4819 U.S. Companies) of Telephone Communications. The stock price performance shown in the graph is not necessarily indicative of future price performance.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
     AMONG AQUIS COMMUNICATIONS GROUP, THE NASDAQ STOCK MARKET (U.S.) INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX

                                    [GRAPH]

                                                                 Cumulative Total Return
                                           -------------------------------------------------------------------
                                                12/97      12/98      12/99      12/00      12/01       12/02

AQUIS COMMUNICATIONS GROUP                     100.00     109.37     168.80      13.00       1.80        0.20
NASDAQ STOCK MARKET (U.S.)                     100.00     140.99     261.48     157.77     125.16       86.53
NASDAQ TELECOMMUNICATIONS                      100.00     165.05     295.01     125.74      84.16       38.77

* $100 invested on 12/31/97 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Equity Compensation Plan Information

                                      (a)                         (b)                              (c)

                                                                                      Number of securities remaining
                           Number of securities to be    Weighted-average exercise    available for future issuance
                            issued upon exercise of        price of outstanding      under equity compensation plans
                              outstanding options,         options, warrants and     (excluding securities reflected
Plan Category                 warrants and rights.                rights.                     in column (a)
---------------------     ----------------------------  --------------------------   --------------------------------
Equity compensation
plans approved by
security holders                   1,500,000                       $1.08                           none

Equity compensation
plans not approved by
security holders                   1,863,762                       $0.24                         775,000

Total                              3,363,762                      $0.613                         775,000


Stock Option Plans

         The Company assumed a stock option plan in connection with its merger with Paging Partners Corporation on March 31, 1999 (the "Plan"). Under the Plan, options to purchase shares of Aquis common stock, intended to qualify as incentive stock options, may be granted to employees of the Company. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the Plan. A total of 638,762 options have been issued under the Plan in excess of the 1,500,000 shares that have been reserved for issuance. These excess options have been included in the total number of securities to be issued under equity compensation plans not approved by security holders. Options are exercisable for terms of six months to ten years from the date of grant. The Company also established the Aquis Communications Group, Inc. 2001 Stock Incentive Plan (the "2001 Plan") in November 2001. Both incentive stock options and non-qualified stock options may be granted under the 2001 Plan. Employees, directors and consultants are eligible for grants under the 2001 Plan. A total of 2,000,000 shares of Common Stock have been reserved for issuance under the 2001 Plan, which has not been approved by security holders.


Security Ownership of Certain Beneficial Owners

         The following table sets forth information regarding beneficial ownership of the Common Stock as of March 18, 2003, with respect to: (1) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each of the Company's directors, (3) each of the Company's Named Executive Officers and (4) all directors and officers as a group. Except as noted, each person set forth below has sole voting and investment control over the shares reported.


                                                                 Shares Beneficially        Percent of Outstanding
Name and Address (1)                                                  Owned (2)                   Shares (2)
----------------------------------------------------------     ------------------------  ---------------------------
FINOVA Capital Corporation                                           143,671,590                    79.9%
and Desert Communications I, LLC (3)
500 Church Street, Suite 200
Nashville, TN 37219

AMRO International, S.A. (4)                                          17,781,582                     9.9%
c/o Ultra Finance
Grossmuenster Platz 6
Zurich CH-8022, Switzerland

John B. Burtchaell, Jr.                                                  -0-                          *

Eugene I. Davis                                                          -0-                          *

Richard Gdovic                                                           -0-                          *

Thomas W. Parrish                                                        -0-                          *

David A. Sands                                                           -0-                          *

John B. Frieling (5)                                                  1,812,582                      1.0%
c/o Deerfield Capital, L.P.
20 North Main Street, Suite 120
Sherborn, MA 01770

Alex E. Stillwell                                                        -0-                          *

Brian M. Bobeck (6)                                                    278,500                        *

D. Brian Plunkett (7)                                                  441,762                        *

David S. Laible (6)                                                    278,500                        *

All directors and officers as a group (9 persons)                      998,762                        *

-----------

         (1) Unless otherwise indicated, the address for all persons listed above is c/o Aquis Communications Group, Inc., 1719A Route 10, Suite 300, Parsippany, New Jersey 07054.

         (2) Based upon 179,611,939 shares of Common Stock outstanding at March 18, 2003. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. Any securities not outstanding which are subject to options, warrants, rights or conversion privileges (such as those held by FINOVA and AMRO and reflected in this table) are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Therefore, the percent of all outstanding shares reflected in the table is greater than 100%.

         (3) FINOVA and Desert filed a Schedule 13D dated August 12, 2002. The beneficial ownership information presented and the remainder of the information contained in this footnote is based solely on the
              Schedule 13D. The ownership information includes 143,671,590 shares of Common Stock that were issued upon conversion of 143,671.59 shares of Series A Convertible Preferred Stock, $0.01 par value per share, owned by Desert and FINOVA in December 2002. FINOVA is the sole member of Desert. Does not include warrants to purchase 192,206,258 shares of Common Stock which expire August 12, 2012, or warrants to purchase 22,294,842 shares of Common Stock which expire upon the occurrence of a Trigger Event (as defined in such Warrant) and before the earlier of August 12, 2012 or the repayment by the Company of its obligations under the Tranche A Note (as defined in the Amended and Restated Loan Agreement between FINOVA and Aquis Wireless Communications, Inc., dated as of August 12, 2002) to FINOVA prior to the Trigger Event (as defined in such Warrant). These warrants may not be exercised to the extent that such exercise would result in FINOVA's ownership of more than 79.99% of Aquis' Common Stock.

         (4) Includes 17,781,582 shares of Common Stock issued upon conversion of 17,781.582 shares of Series A Convertible Preferred Stock, $0.01 par value per share, in December 2002. Also includes warrants to purchase 26,560,206 shares of Common Stock, which expire August 12, 2012, pursuant to the terms of the Restructuring. These warrants may not be exercised to the extent that such exercise would result in AMRO's ownership of more than 9.9% of Aquis' Common Stock.

         (5) Includes 750,000 shares of Common Stock issuable upon exercise of vested options. Mr. Frieling is the Managing Director of Deerfield Partners, which in turn is the general partner of Deerfield Capital, L.P. ("Deerfield Capital" and together with Deerfield Partners, the "Deerfield Entities"). Deerfield Partners is the record holder of 282,302 shares and Deerfield Capital is the record holder of 780,280 shares. Mr. Frieling disclaims any beneficial ownership of the shares of Common Stock owned by the Deerfield Entities.

         (6) Includes options to purchase 278,500 shares of Common Stock for each of Messrs. Bobeck and Laible.

         (7)  Includes options to purchase 441,762 shares of Common Stock.

         (*)  Less than 1%.

Item 13. Certain Relationships and Related Party Transactions

         Prior to the Restructuring, 442.22 shares of Aquis' Series A Convertible Preferred Stock were held by CIT Group Inc. ("CIT"). CIT refused to participate in the Restructuring and requested that their Series A Convertible Preferred Stock be purchased. Mr. Plunkett offered to purchase such shares. On June 27, 2002, the Company loaned Mr. Plunkett $4,000 in order to purchase CIT's Series A Convertible Preferred Stock. Mr. Plunkett completed the subsequent purchase of CIT's 442.22 Series A Convertible Preferred Stock in early July 2002. Upon consummation of the Restructuring, Mr. Plunkett received 8.85 shares of Aquis' non-convertible Redeemable Preferred Stock with a face value of $44,222. In January 2003, the Company paid Mr. Plunkett a bonus of $6,424.40, resulting in a net payment of $4,000, which Mr. Plunkett used to repay his loan from the Company.

         On August 12, 2002, the Company closed the Restructuring with FINOVA and AMRO. This closing and the terms of the Restructuring were reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2002. See "Business - Recent Developments."

Item 14. Controls and Procedures

         The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this Form 10-K, have concluded that those disclosure controls and procedures were adequate.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

         C. EXHIBITS

         The following documents are filed as part of this report:

Exhibit No.       Description of Exhibit
-----------       ----------------------

3.1 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Aquis' Proxy Statement dated March 11, 1999)

3.2 Bylaws of the Registrant (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration No. 33-76744).

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Aquis Communications Group, Inc. dated as of December 11, 2002 (filed herewith)

4.1 Form of Common Stock Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration No. 33-76744).

4.2 Form of Warrant Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration No. 33-76744).

4.3 Certificate of Designation, Preferences and Rights of 7 1/2% Redeemable Preferred Stock of Aquis Communications Group, Inc. (incorporated by reference to Aquis' Current Report on Form 8-K dated February 15, 2000)

4.4 Form of Series A Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert Communications I, LLC (filed herewith)

4.5 Form of Series B Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert Communications I, LLC (filed herewith)

4.6 Form of Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to AMRO International, S.A. (filed herewith)

4.7 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock of Aquis Communications Group, Inc. dated August 6, 2002 (filed herewith)

10.1 Amended and Restated 1994 Incentive Stock Option Plan, as amended (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed with the Commission as Exhibit 10.9).

10.2 Employment Agreement between D. Brian Plunkett and BAP Acquisition Corp. (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed with the Commission as Exhibit 10.26).

10.3 Executive Services Agreement dated September 19, 2000 by and among Aquis, Deerfield Partners, LLC and John B. Frieling (incorporated by reference to Aquis' Registration Statement on Form S-1 dated September 29, 2000, Commission File #333-46892, filed with the Commission as Exhibit 10.33).

10.4 Reseller Agreement dated as of February 10, 1997 between Bell Atlantic Paging, Inc. and Metrocall, Inc. (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission as Exhibit 10.36).

10.5 Reseller Agreement dated as of March 19, 1997 between Bell Atlantic Paging, Inc. and Destineer Corporation (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission as Exhibit 10.37).

10.6 Agreement between Brian Bobeck and Aquis, dated November 23, 1998 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission as Exhibit 10.44).

10.7 Agreement between David Laible and Aquis, dated November 23, 1998 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission as Exhibit 10.48).

10.8 Aquis Communications Group, Inc. 2001 Stock Incentive Plan adopted by resolution of the Board on November 21, 2001 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission as Exhibit 10.66).

10.9 Second Amendment to Asset Purchase Agreement By and Between Alert Communications, LLC and Aquis Wireless Communications, Inc. dated January 16, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission as Exhibit 10.68)

10.10 Restructuring Agreement by and among Aquis, Desert Communications I, LLC and FINOVA dated July 1, 2002 (incorporated by reference to Aquis' Form 8-K, dated July 16, 2002, filed with the Commission as Exhibit 10.71).

10.11 Second Amended and Restated Loan Agreement between Aquis Wireless Communications, Inc. and FINOVA (incorporated by reference to Aquis' Form 8-K, dated August 12, 2002, filed with the Commission as Exhibit 10.2).

10.12 Form of Preferred Share Exchange Agreement by and among Aquis and each holder of Aquis' 7.5% Redeemable Preferred Stock (incorporated by reference to Aquis' Form 8-K, dated July 16, 2002, filed with the Commission as Exhibit 10.73).

10.13 Securities Exchange Agreement dated as of July 1, 2002 by and between Aquis and AMRO (incorporated by reference to Aquis' Form 8-K, dated July 16, 2002, filed with the Commission as
                  Exhibit 10.74).

10.14 Severance Agreement and Release and Waiver of Claims between John B. Frieling and Aquis Communications Group, Inc. dated as of July 1, 2002 (incorporated by reference to Aquis' Form 8-K dated July 16, 2002 filed with the Commission as Exhibit 10.75)

10.15 Professional Services Agreement with Pirinate, Inc. dated as of April 18, 2001 (incorporated by reference to Aquis' Quarterly Report on Form 10-Q for the quarter ended March 31,2001 filed with the Commission as Exhibit 10.50)
10.16 Second Amended and Restated Loan Agreement dated as of August 12, 2002 between Aquis Wireless Communications, Inc. and FINOVA Capital Corporation (incorporated by reference to Aquis' Form 8-K, dated August 12, 2002 filed with the Commission as Exhibit 10.2).

21.1 Subsidiaries of Registrant (incorporated by reference to Aquis' Registration Statement on Form S-1, Amendment No. 2, filed with the Commission on August 24, 2001 as Exhibit 21.1 (Commission File number 333-46892)).

23.1 Consent of Wiss & Co, LLP dated March 11, 2003 (filed herewith).

99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         D. REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2003

                                            AQUIS COMMUNICATIONS GROUP, INC.
                                            (Registrant)

                                            By:   /s/ D. Brian Plunkett
                                            --------------------------
                                            D. Brian Plunkett, Vice President
                                            and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                Title                                       Date
----                                -----                                       ----

/s/ Alex E. Stillwell
------------------------------
  Alex E. Stillwell                 Chief Executive Officer, Director           March 28, 2003

/s/ D. Brian Plunkett
------------------------------
  D. Brian Plunkett                 Chief Financial Officer, Vice President     March 28, 2003

/s/ Brian M. Bobeck
------------------------------
  Brian M. Bobeck                   President                                   March 28, 2003

/s/ John B. Burtchaell, Jr.
------------------------------
  John B. Burtchaell, Jr.           Director                                    March 28, 2003

/s/ Eugene I. Davis
------------------------------
  Eugene I. Davis                   Director                                    March 28, 2003

/s/ Richard Gdovic
------------------------------
  Richard Gdovic                    Director                                    March 28, 2003

/s/ Thomas W. Parrish
------------------------------
  Thomas W. Parrish                 Director                                    March 28, 2003

/s/ David A. Sands
------------------------------
  David A. Sands                    Director                                    March 28, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Alex E. Stillwell, certify that:

         1. I have reviewed this annual report on Form 10-K of Aquis Communications Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                     /s/ Alex E. Stillwell
                                                     ---------------------
                                                     Alex E. Stillwell
                                                     Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, D. Brian Plunkett, certify that:

         1. I have reviewed this annual report on Form 10-K of Aquis Communications Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003


                                             /s/ D. Brian Plunkett
                                             ---------------------
                                             D. Brian Plunkett
                                             Principal Financial Officer

INDEX TO FINANCIAL STATEMENTS
AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


Reports of Independent Accountants.....................................................................................    F-2
Consolidated Balance Sheets at December 31, 2002 and 2001..............................................................    F-3
Consolidated Statements of Operations for the three years ended December 31, 2002, 2001 and 2000.......................    F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000........    F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2002,  2001 and  2000.....................    F-6
Notes to Consolidated Financial Statements.............................................................................    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of Aquis Communications Group, Inc:

         We have audited the accompanying consolidated balance sheets of Aquis Communications Group, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquis Communications Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses from operations during each of the three years in the period ended December 31, 2002, had a working capital deficiency of $844,000 and was in default of the restructured loan agreements with its senior lender at December 31, 2002, until that lender waived the events of default. The Company's historical losses and illiquid financial position raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Wiss & Company LLP

Livingston, New Jersey
March 11, 2003, except for
Note 8 for which the date is
March 26, 2003

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                                   December 31,
                                                                                                   ------------
                                                                                                2002          2001
                                                                                                ----          ----
ASSETS
Current assets:
  Cash and cash equivalents..............................................................       $1,259        $1,084
  Accounts receivable (net of allowances of $686 and $1,008, respectively)...............          610         2,058
  Inventory, net.........................................................................          356           442
  Assets held for sale, net..............................................................            _         1,010
  Prepaid expenses and other current assets..............................................          196           328
                                                                                          ------------- -------------


      Total current assets...............................................................        2,421         4,922
Property and equipment, net..............................................................        3,392         4,034
Intangible assets, net...................................................................        1,759         2,216
Deferred charges and other assets........................................................           55           267
                                                                                          ------------- -------------


        Total assets.....................................................................       $7,627       $11,439
                                                                                          ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt...................................................        $ 912       $28,195
  Notes payable..........................................................................            _         2,000
  Accounts payable and accrued expenses..................................................        1,811         2,938
  Accrued interest.......................................................................            _         3,932
  Deferred revenue.......................................................................          331           476
  Customer deposits......................................................................          211           272
                                                                                          ------------- -------------


      Total current liabilities..........................................................        3,265        37,813

Long term debt...........................................................................       13,708           541
                                                                                          ------------- -------------


Total liabilities........................................................................       16,973        38,354
                                                                                          ------------- -------------

Commitments and contingencies
                                                                                          ------------- -------------
Series B Redeemable 10% Preferred Stock, $0.01 par value, 301 shares authorized,
300.01 shares issued and outstanding at December 31, 2002................... ............          540             _
                                                                                          ------------- -------------

7.5% Redeemable Preferred Stock, $0.01 par value, 100,000 shares authorized, 15,000
  shares issued at December 31, 2001.....................................................            _         1,716
                                                                                          ------------- -------------

Stockholders' equity:
  Series A Convertible Preferred Stock, $0.01 par value, 200,000 shares authorized,
    none issued and outstanding at December 31, 2002.....................................            _             _
  Common stock, $0.01 par value, 451,000,000 and 75,000,000 shares authorized,
    179,611,939 and 18,158,767 issued and outstanding at December 31, 2002 and 2001,               184           182
    respectively.........................................................................
  Additional paid-in capital.............................................................       17,883        17,937
  Accumulated deficit....................................................................      (27,953)      (46,750)
                                                                                          ------------- -------------


  Total stockholders' equity.............................................................       (9,886)      (28,631)
                                                                                          ------------- -------------


          Total liabilities and stockholders' equity.....................................       $7,627       $11,439
                                                                                          ============= =============

              The accompanying notes are an integral part of these
                             financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                       2002             2001             2000
                                                                                       ----             ----             ----
Revenues:
  Paging services, rent and maintenance........................................           $13,602         $18,416          $27,926
  Equipment sales..............................................................               270             447              757
                                                                                  ----------------  --------------   --------------
       Total revenues..........................................................            13,872          18,863           28,683
                                                                                  ----------------  --------------   --------------

Operating expenses:
  Cost of paging services exclusive of depreciation............................             6,238           8,164           12,984
  Cost of equipment sold exclusive of depreciation.............................               108             448              742
  Selling and marketing........................................................             1,526           1,924            3,595
  General and administrative...................................................             3,685           5,136            7,045
  Depreciation and amortization................................................             2,424           6,889           10,450
  Provision for doubtful accounts..............................................               832             883            1,494
  Provision for asset impairment...............................................                 _           4,569            9,500
  Recovery of communications costs.............................................              (237)           (765)               _
  Abandoned acquisition costs .................................................                 _               _               57
                                                                                  ----------------  --------------   --------------
       Total operating expenses................................................            14,576          27,248           45,867
                                                                                  ----------------  --------------   --------------


Operating loss ................................................................              (704)         (8,385)         (17,184)

Interest expense, net..........................................................            (2,488)         (3,909)          (6,670)
Gain (loss) on disposal of assets..............................................               (82)            457              116
                                                                                  ----------------  --------------   --------------
Loss before provision for income taxes and extraordinary item..................            (3,274)        (11,837)         (23,738)
Provision for income taxes ....................................................                 _               _                _
                                                                                  ----------------  --------------   --------------
Loss before provision for income taxes................................                     (3,274)        (11,837)         (23,738)
Extraordinary item: gain on troubled debt restructuring........................            22,071               _                _
                                                                                  ----------------  --------------   --------------
NET INCOME (LOSS)...............................................................            18,797        (11,837)         (23,738)
Preferred stock dividends......................................................               (69)           (113)            (103)
                                                                                  ----------------  --------------   --------------
Income (loss) attributable to common stockholders                                         $18,728        $(11,950)        $(23,841)
                                                                                  ================  ==============   ==============

NET INCOME (LOSS) PER COMMON SHARE, basic and diluted:
  Loss before extraordinary item...............................................            $(0.12)         $(0.66)          $(1.37)
  Extraordinary item...........................................................             $0.82               _                _
  Attributed to common stockholders............................................             $0.69          $(0.66)          $(1.37)

Weighted average common shares outstanding.....................................        27,005,516      18,014,608       17,354,295

              The accompanying notes are an integral part of these
                             financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                             Common Stock      Preferred Stock   Additional                  Notes        Total
                                             ------------      ---------------    Paid-in    Accumulated  Receivable-  Stockholders'
                                           Shares   Amounts    Shares  Amounts    Capital      Deficit    Stockholder    Equity
                                           ------   -------    ------  -------    -------      -------    -----------    ------

Balance at December 31, 1999.........   16,551,130     166         _        _    13,195        (11,175)       (125)         2,061

Issuance of shares and reduction of
  note due from stockholder to settle
  claim..............................      133,334       1         _        _       524              _          75            600
Shares issued for legal services.....      275,000       2         _        _       377              _           _            379
Shares issued for options exercised        332,048       4         _        _       376              _           _            380
Value ascribed to the issuance of
  warrants in connection with the
  convertible debenture and equity
  line of credit.....................            _       _         _        _     1,553              _           _          1,553
Value of beneficial conversion
  feature of AMRO debenture..........            _       _         _        _       222              _           _            222
Value ascribed to the issuance of
  shares for purchase of paging
  assets from Suburban...............      319,518       3         _        _     1,595              _           _          1,598
Dividends accrued on 7.5% Redeemable
  Preferred Stock....................            _       _         _        _      (103)             _           _           (103)
Value ascribed to options issued to
  former President                                                                  693                                       693
Costs incurred in connection with
  registration of common stock.......            _       _         _        _      (221)             _           _           (221)
Net loss.............................            _       _         _        _         _        (23,738)          _        (23,738)

                                       -------------------------------------------------------------------------------------------
Balance at December 31, 2000.........   17,611,030     176         _        _    18,211        (34,913)        (50)       (16,576)
  Shares issued in connection with
  third party professional services
  rendered...........................       36,000       _         _        _         5              _           _             5
Value ascribed to the issuance of
  shares for purchase of paging
  assets from Suburban...............      645,071       6         _        _        (6)             _           _             _
Dividends accrued on 7.5% Redeemable
  Preferred Stock....................            _       _         _        _      (113)             _           _           (113)
Costs incurred in connection with
  registration of common stock.......            _       _         _        _      (160)             _           _           (160)
Shares and note retired in connection
  with settlement with former
  President..........................     (133,334)      _         _        _         _              _          50             50
Net loss.............................            _       _         _        _         _        (11,837)          _        (11,837)

                                       -------------------------------------------------------------------------------------------
Balance at December 31, 2001            18,158,767    $182         _        _   $17,937       $(46,750)        $--     $  (28,631)
                                        ----------    ----                      -------       ---------        ---     ---------

Dividends accrued on 7.5% Redeemable
  Preferred Stock....................            _       _         _        _       (69)             _           _            (69)
Costs incurred in connection with
  registration of common stock.......            _       _         _        _      (164)             _           _           (164)
Value ascribed to the issuance of
  preferred shares in connection with
  restructuring......................            _       _   161,453        2       179              _           _            181
Conversion of preferred shares into
  common stock.......................  161,453,172       2  (161,453)      (2)        _              _           _              _
Net income...........................            _       _         _        _         _         18,797           _         18,797

                                       -------------------------------------------------------------------------------------------
Balance at December 31, 2002           179,611,939    $184         -      $ -   $17,883       $(27,953)        $--      $  (9,886)
                                       -----------    ----   -------      ---   -------       ---------        ---      ---------

              The accompanying notes are an integral part of these
                             financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                             Years Ended December 31,
                                                                                             ------------------------
                                                                                        2002          2001           2000
                                                                                        ----          ----           ----

Cash flows from operating activities:
  Net income(loss)..............................................................        $18,797      $ (11,837)      $(23,738)
  Adjustments to reconcile net income(loss) to net cash (used by)/provided by operating activities:
  Extraordinary gain on troubled debt restructuring.............................        (22,071)             _              _
  Provision for asset impairment................................................              _          4,569          9,500
  Depreciation and amortization.................................................          2,424          6,889         10,450
  Inventory valuation allowance.................................................            136              _              _
  Costs of abandoned business combinations......................................              _              _             57
  Cost of beneficial conversion feature of convertible debenture................              _              _            222
  Senior loan costs and amortization of deferred financing costs................              _            425          1,133
  Warrants expensed in connection with debenture and line of credit.............              _              _          1,553
  Stock-based compensation......................................................              _              6            693
  Reduction of note due from stockholder........................................              _             50             75
  Provision for doubtful accounts...............................................            832            883          1,494
  (Gain)loss on disposal of assets..............................................             82           (457)          (116)
  Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable........................................................            616          1,121         (1,538)
     Inventory..................................................................         (1,020)        (1,109)          (959)
     Prepaid expenses and other current assets..................................             77           (219)           775
     Accounts payable and accrued expenses......................................          1,247            866           (665)
     Deferred revenues and customer deposits....................................           (206)          (384)          (668)
                                                                                     ----------    -----------    -----------
  Net cash (used by) provided by operating activities...........................            914            803         (1,732)
                                                                                     ----------    -----------    -----------
Cash flows from investing activities:
  Business acquisitions.........................................................              _              _         (2,454)
  Acquisition of property, equipment and licenses...............................           (556)          (537)        (1,258)
  Deferred business acquisition costs...........................................              _              _            (57)
  Acquisition escrow deposits...................................................              _              _            200
  Sale of property and equipment................................................          1,278            928          2,091
                                                                                     ----------    -----------   ------------
  Net cash used by investing activities.........................................            722            391         (1,478)
                                                                                     ----------    -----------   ------------
Cash flows from financing activities:
  Issuance of long term debt....................................................              _              _          4,450
  Proceeds from stock issued pursuant to options exercised, net.................              _              _            158
  Repayment of notes payable to stockholders....................................              _              _           (75)
  Repayment of long term debt...................................................             (6)          (182)        (1,685)
  Repayment of capital lease obligation.........................................            (24)           (18)          (233)
  Deferred financing costs......................................................         (1,267)          (127)             _
  Common stock registration costs...............................................           (164)          (161)             _
                                                                                     ----------    -----------   ------------
  Net cash provided by financing activities.....................................         (1,461)          (488)
                                                                                     ----------    -----------   ------------
Net increase (decrease) in cash and cash equivalents............................            175            706           (595)
Cash and cash equivalents - beginning of year...................................          1,084            378            973
                                                                                     ----------    -----------   ------------
Cash and cash equivalents - end of year.........................................         $1,259         $1,084           $378
                                                                                     ==========    ===========   ============

              The accompanying notes are an integral part of these
                             financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 and 2000
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

         Aquis Communications Group, Inc. ("Aquis" or the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, Aquis provides traditional one-way wireless alpha and numeric messaging services in portions of nine states in the Northeast and Mid-Atlantic regions of the United States, from Boston to Virginia, as well as the District of Columbia. The Company also resells nationwide and regional messaging services, offers alpha dispatch, news and other messaging enhancements and resells cellular services. Its customers include businesses, government agencies, hospitals, individuals and resellers.

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect the purchase of the net assets of Bell Atlantic Paging, Inc. ("BAPCO") on December 31, 1998 and the merger with Paging Partners Corporation ("Paging Partners") on March 31, 1999. Also reflected are the purchases of the paging assets of Suburban Paging in May 2000, the acquisition of SunStar Communications, Inc., an internet services provider, in June 1999 and the purchase of paging assets of SourceOne Wireless in January 2000. The results of operating the internet and SourceOne paging assets are reflected in the accompanying financial statements from their dates of acquisition through their dates of disposition. The internet assets were sold in August 2000. Aquis completed the sale of its paging assets in the U.S. Midwestern region during January 2002 when remaining escrowed proceeds were released upon settlement of all remaining contingencies. These acquisitions have been accounted for under the purchase method of accounting. All material intercompany accounts and transactions have been eliminated in consolidation.

         On August 12, 2002, after receiving FCC approval, agreements took effect resulting in the restructuring of Aquis' debt and equity and a change in control of the Company. These agreements were the culmination of negotiations necessitated by defaults under Aquis' loan agreements. Accordingly, FINOVA Capital Corporation, a senior secured lender, acquired control of Aquis through the issuance of convertible preferred stock and warrants to them as part of this restructuring transaction. In addition, AMRO International, S.A., an unsecured lender, acquired a non-controlling equity interest, and holders of Aquis' 7.5% Redeemable Preferred Stock exchanged those shares for shares of Aquis' Series B 10% Redeemable Preferred Stock. FINOVA and AMRO also received notes in the combined face amount of $10 million. In exchange, all prior existing Aquis obligations to these parties, including accrued interest and dividends, were cancelled, resulting in the recognition during 2002 of an extraordinary gain on this troubled debt restructuring of $22,071,000.

         Aquis' consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, Aquis incurred losses before extraordinary items of $3,274,000, $11,837,000, and $23,738,000 million, respectively, during the years ended December 31, 2002, 2001 and 2000. In addition, in October 2000, NASDAQ notified the Company that its common stock would be de-listed from the NASDAQ SmallCap Market. Aquis common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of the change in trading markets caused or contributed to the reduction in trading volume and liquidity of Aquis shares. This, coupled with the Company's history of losses and continuing working capital deficits, diminished the ability to raise additional funding through debt or equity offerings, resulted in the technical and functional termination of the right or ability of Aquis to obtain funding under the Common Stock Purchase Agreement with Coxton, impaired Aquis' liquidity, and led to the Company's past and present defaults under the loan agreements with FINOVA and AMRO. These conditions continue to limit any ability to obtain any significant third party funding.

         Aquis was in default of one of the financial covenants of the restructured loan agreements with FINOVA until a waiver was provided. The Company has a history of losses from operations, a working capital deficit and its shares have been de-listed and trade on a market with diminished volume and liquidity. With these characteristics, it is not likely that additional third party funding will be available in the foreseeable future. Further, Aquis operates in a highly competitive wireless messaging marketplace in which at least three of the industry's largest paging operators have sought bankruptcy protection as a result of a shrinking market and intense price competition. Aquis can provide no assurance that its recently completed restructuring, its ability to effectively gain market share in a declining paging marketplace at sufficiently profitable margins, its ability to generate sufficient cash from operations to meet operating obligations in a timely manner, availability of continuing supplies of goods and services from key vendors, or its ongoing ability to limit or reduce operating costs and capital requirements will be adequate to ensure an ability to continue as a going concern. In the event that cash flow needs cannot be met or that future defaults, if any, cannot be cured and demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Revenue Recognition

         Paging service revenues include airtime for paging services, rental fees for leased paging equipment, and various other fees for such enhanced features as alpha dispatch services, loss protection and maintenance, and voice mail. These revenues are recognized as the services are performed or ratably over time in the case of fees that may be billed quarterly, semi-annually or annually in advance. Revenues related to pre-billed services are deferred until the service is provided and thereby earned. Equipment revenue is recognized when the equipment is delivered to the customer. In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, amended in March 2000, which provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. This Bulletin requires that revenue is recognized only when persuasive evidence of an arrangement exists, when delivery of merchandise has occurred or services have been rendered, the fee is established and is determinable and collectibility is reasonably assured. Aquis adopted SAB 101 in the second quarter of 2000 and that adoption had no significant effect on its consolidated results of operations or its financial position.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities. These estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such reported amounts as the allowance for doubtful accounts, allowances for asset obsolescence or impairment, the tax benefit valuation allowance, useful lives of fixed assets or amortization periods for intangible assets, and impairment of long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

         All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Inventory

         Inventory consists primarily of pagers held for sale or lease. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. An inventory valuation reserve of approximately $135,000 at December 31, 2002 has been recorded to reflect management's estimate of the market value attributable to units on hand at that date.

Property and Equipment

         Property and equipment is stated at cost, net of depreciation and amortization. The property and equipment acquired through merger or business combination is recorded at estimated fair value at the time of the transaction. This may include the Company's rental pagers, paging network assets, data processing equipment, office furniture and equipment, and leasehold improvements. These assets are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Costs to repair or maintain assets without adding to their lives or improving their value are expensed as incurred. Upon the sale or other disposal of property or equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the Company's results of operations.

         Aquis presents depreciation and amortization expenses as a separate charge in its Statement of Operations. During the years ended December 31, 2002, 2001 and 2000 respectively, depreciation expenses totaling $1,549, $3,614 and $5,773 relating to communications infrastructure and leased pagers were so included, declining as Midwest assets were sold and as certain infrastructure equipment acquired from Bell Atlantic Paging in 1998 became fully depreciated during 2002.

Deferred Charges

         Certain costs directly related to pending business acquisitions are deferred until the acquisition is completed or abandoned. If completed, such costs are considered part of the cost to acquire the business. Costs associated with abandoned acquisition efforts are written off. Costs and fees related to financing activities are amortized over the term of the related loan. Costs associated with the financial restructuring totaling $1,394 were charged against the gain recognized as the result of this transaction in August 2002.

Capitalized Software

         The cost to acquire computer software used in the Company's operations is capitalized and amortized over three years. Accumulated amortization totaled $459 and $306 at December 31, 2002 and 2001, respectively.

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

Concentration of Risk

         The Company utilizes one provider of nationwide paging services to fulfill the majority of its requirements for this service. Although there are a limited number of other nationwide carriers, management believes that other carriers could provide similar services under comparable terms. However, a change in vendor or carrier could cause a delay in service provisioning or a possible loss of revenue, which could adversely affect operating results. In addition, combined revenues from two of Aquis' largest customers approximated 12% of the Company's total revenues for 2002.

         The Company maintains its cash and cash equivalents in one commercial bank and one money market fund that invests primarily in high quality money market instruments, including securities issued by the U.S. government. From time to time, such balances may exceed FDIC-insured limits.

Advertising Costs

         Costs associated with advertising in telephone or other directories and other costs for such items as direct mail ads or promotional items are expensed when the ad is first published and circulated or when the expense is incurred for the direct mailing or promotional item. Total advertising expenses totaled $8, $4 and $479 in 2002, 2001 and 2000 respectively.

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

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits use of the pooling of interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including those recorded in past business combinations, no longer be amortized against earnings, but should instead be tested annually for impairment. Continued amortization is required for intangibles with finite lives, as is review for impairment in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Implementation of SFAS 142 is required on January 1, 2002. Since the Company has no recorded goodwill or other assets with indefinite lives, there is no impact on its consolidated financial position or results of operations as the result of adoption of this standard.

         In October 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the Financial Accounting Standards Board. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of". It also superceded APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 became effective for fiscal years beginning after December 15, 2001. The adoption of this Standard did not have a material impact on Aquis' consolidated results of operations or financial position.

Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized under its stock-based compensation plans. Equity securities issued to non-employees are accounted for at fair market value. Employee compensation costs paid in stock charged against earnings totaled $693 in 2000. Further, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Earnings per Share

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

Recent Accounting Pronouncements

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. SFAS 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. Aquis is currently evaluating the impact this pronouncement will have on its future consolidated financial results.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", amending SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends prior disclosure guidance. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for such compensation and the effects of the method used on reported results. The provisions of SFAS 148 are generally effective for fiscal years ending after December 15, 2002. No such employee compensation was issued during 2002 and Aquis intends to implement these provisions prospectively.

3. MERGERS, ACQUISITIONS AND DISPOSITIONS:

SunStar Communications, Inc.:

         Effective on August 31, 2000 Aquis sold its Internet operations to a private group headed by a former CEO and Director of Aquis, along with the President of that operating subsidiary. At that time, the net assets totaled $1,400 net of $650 of current liabilities and included licenses, other intangibles and customer receivables. Including those assumed current liabilities, the purchase price was $2,966. Cash of $987 was received along with a 10% note maturing on December 31, 2000 in the face amount of $1,329 in consideration of the non-cash portion of the purchase price. In September, 2001, in accordance with the payment terms of an amendment to the note due from the buyers of the Company's Internet assets, a payment of $625,000 was received in full satisfaction of the outstanding amounts due to Aquis under that note. The maturity date of this note had been extended from December 31, 2000 to March 31, 2001 and was extended again to December 31, 2001. The final modification provided for full satisfaction of this note at graduated discounted payment amounts through December 31, at which date the full undiscounted amount was due. Gain on the sale of the underlying assets was booked only upon collection of the Note Receivable. Revenues and expenses realized from Internet operations totaled $513 and $1,395, respectively, during Aquis' ownership period in 2000, and those losses led to the decision to sell this operation. Results of operations for this Internet business have been included in the accompanying financial statements during Aquis' ownership from the date of their acquisition on July 1, 1999 through August 31, 2000.


SourceOne Wireless:

         On January 31, 2000, the Company completed the acquisition of certain assets of SourceOne Wireless, a facilities-based provider of one-way paging services to subscribers in several Midwestern states. Previously, on August 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") and Agreement Pending Purchase Closing (the "Agreement") with SourceOne Wireless, Inc. and two of its affiliates ("SOWI"). SOWI and its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court in the Northern District of Illinois between April 29 and July 2, 1999. Pursuant to the Agreement, the Company managed the day-to-day operations of certain SOWI businesses pending the closing of the associated Purchase Agreement. This closing was subject to various approvals, including that of the Bankruptcy Court and the FCC. During the management period, a reduction of the purchase price to $3,750 was negotiated, and resulted in a reduced price of $2,250 in cash and 15,000 shares of the Company's 7.5% cumulative preferred stock valued at $1,500 as agreed among the parties. Acquisition costs totaling about $502 were deferred at December 31, 1999, and were treated as a cost of the assets acquired on January 31, 2000. The aggregate purchase price, including transaction costs, totaled approximately $4,500, and this purchase was accounted for under the purchase method of accounting. Costs to acquire the assets of SourceOne Wireless were capitalized at December 31, 1999, including an escrow deposit of $200, since this transaction was closed on January 31, 2000. The revenues and expenses realized from the operations of these net assets are included in the Company's results of operations from the date of acquisition. The results of operations of the SourceOne assets for the month of January 2000 had no significant effect on Aquis' reported earnings for the year.

         As part of the business plan developed in consideration of its lack of liquidity and the requirements of its lenders, Aquis signed a letter of intent dated June 7, 2001 for the sale of its Midwest paging operations. On August 31, 2001, a related Asset Purchase Agreement was executed which provided for a purchase price of $1.1 million in cash to be paid in exchange for the customer receivables, the customer lists, all equipment and FCC licenses used in that operation and specified contract rights under leases and other operating agreements. Also effective on that date the parties executed an Agreement Pending Purchase Consummation under which the buyer, on the closing date, would assume operational management of the business while Aquis would continue to maintain the licensed communications facilities. A related Escrow Agreement was funded on October 18, 2001. Release from escrow of the proceeds to Aquis was held pending the FCC's approval of the transfer of the related communications licenses. Such release was authorized in January 2002. FINOVA released the liens it held on these assets and the proceeds were used in accordance with Aquis' business plan.

         Aquis evaluates the recoverability of the carrying value of its long-lived real and intangible assets based on related estimated undiscounted cash flows, pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". In connection with this sale of assets, Aquis wrote down the related net assets by $2,271 during the year ended December 31, 2001 to their estimated realizable value of $1,010, net of transaction costs. The estimated net realizable value of $1,010 is included in the accompanying balance sheet as of December 31, 2001 as "Assets held for sale, net". During the years ended December 31, 2001 and 2000, respectively, results of operations of these assets included revenues of about $1,171 and $3,054, a net loss in 2001 (before asset impairment charges) of $550, and net income of $325 in 2000, net of depreciation and amortization charges of approximately $610 and $705.

Acquisition Efforts Abandoned:

         The Company held negotiations for the acquisition of paging assets from Francis Communications Texas, Inc. The attempt to acquire these assets was terminated as the underlying businesses of the potential acquiree changed during the course of the discussions. As the result of a dispute between Aquis and Francis Communications, during the year ended December 31, 2000 Aquis recovered about $125 of acquisition costs before associated fees and expenses in connection with that abandoned transaction.

4.  PROPERTY AND EQUIPMENT:

         As of December 31, 2002 and 2001, property and equipment consists of the following:

                                                                  December 31,
                                                                  ------------
                                                                2002         2001
                                                                ----         ----

Rental pagers (3 years)...................................       $10,571     $10,036
Paging network equipment (7 years)........................         7,232       7,414
Data processing equipment (2-5 years).....................         1,133       1,121
Furniture, fixtures and office equipment (5 years)........           327         327
Leasehold improvements (various)..........................           439         439
Other.....................................................            75          17
                                                            ------------   ---------
                                                                  19,777      19,355
Less accumulated depreciation.............................        16,385      15,321
                                                            ------------   ---------
                                                                  $3,392      $4,034
                                                            ============   =========

        As of December 31, 2001, Aquis reclassified property and equipment used in its Midwest operations and subject to sale, as further discussed in Note 3 above, to current assets being held for sale. The Company wrote these assets down by $2,271 to their net realizable value as of December 31, 2001. Proceeds held in escrow pending FCC approval of license transfers were released to Aquis in January 2002.

5.  INTANGIBLE ASSETS:

         Intangible assets consist of the following as of December 31, 2002 and 2001:

                                                                    December 31,
                                                                    ------------
                                                                  2002          2001
                                                                  ----          ----

FCC licenses and State certificates (10 years)..............        $2,058       $2,022
Customer lists (3 years)....................................         6,252        6,235
                                                              ------------   ----------
                                                                     8,310        8,257
Less accumulated amortization...............................         6,551        6,041
                                                              ------------   ----------
                                                                    $1,759       $2,216
                                                              ============   ==========

         Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements as described in more detail elsewhere herein, Aquis recognized charges for impairment of the carrying value of its FCC licenses and State certificates in the amount of $2,298 and $9,500 at December 31, 2001 and 2000, respectively. The amount of these impairments was based on the excess of the net book value of those intangible assets over the amount of the estimated annual cash flows during their estimated remaining useful lives discounted to net present value using a discount rate of 20%. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets.

6.  DEFERRED CHARGES:

         At December 31, 2002 and 2001, deferred charges consisted of the following:

                                                                   December 31,
                                                                   ------------
                                                                 2002      2001
                                                                 ----      ----

Deferred financing costs....................................    $ -0-     $ 127
Unamortized software and other costs........................       55       140
                                                                 ----      ----
                                                                  $55      $267
                                                                 ====      ====

         Deferred financing costs of $1,267 and $127 were capitalized during the years ended December 31, 2002 and 2001, respectively, in connection with investment banking services rendered in the Company's financial restructuring that was effected on August 12, 2002. Upon completion, total financing costs of $1,394 were charged against the gain that was recognized as the result of this transaction.

         During the year ended December 31, 2000, deferred financing costs of $1,648 were written off as the result of the Company's default under its loan agreements and its lenders' rights to make demand for payment of outstanding balances due to them. Deferred acquisition costs of $182 were written off during the same period due to the cessation of negotiations with potential business combination partners. Also recognized during this period was a recovery of costs previously incurred in connection with the attempted acquisition of the assets of Francis Communications.

7.  COMMITMENTS AND CONTINGENCIES:

         The Company leases facilities and equipment used in its operations. Many lease agreements include renewal options with Consumer Price Index related rent escalations. At December 31, 2002, the aggregate future minimum rental commitments under non-cancelable operating leases were as follows:

Years
-----

2003............................................................       $2,023
2004............................................................        1,130
2005............................................................          852
2006............................................................          345
2007............................................................           49
Thereafter......................................................           60
                                                                       -------
                                                                       $4,459
                                                                       ======


         Rent expense was $2,487, $3,069 and $3,894 for 2002, 2001 and 2000,
respectively.

         The Company's commitments for its communications circuits and other communications facilities had provided certain volume pricing discounts in exchange for Aquis' agreement to utilize these facilities for a minimum period of three years beginning on December 31, 1998. This commitment has expired. Monthly fees incurred under this agreement totaled about $45 for the two years ended December 31, 2001.

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

Fone Zone Communication Corp

         In April 2002, Aquis settled its dispute with Fone Zone Communication Corp. ("Fone") with a payment of $32. On February 18, 2000, Fone filed a lawsuit in the Supreme Court of the State of New York in Queens County, the venue of which was subsequently moved to the U.S. District Court for the Eastern District of New York. Fone was a former Paging Partners and Aquis reseller and had sought $1,000 in alleged damages as a result of the termination of its service and solicitation of its customers by Aquis. The Company discontinued service to Fone as the result of Fone's severe delinquency and ultimate failure to pay for such services.

Arbitration of Employment and Other Claims

         On December 23, 1999, the Company's former President, Mr. John X. Adiletta, who was also a Director and a Founder of the Company, filed for arbitration under the Rules of the American Arbitration Association. This former officer's claims were related to an alleged breach of an employment agreement, to wrongful discharge and to wrongful termination of health and welfare benefits including incentive stock options. On April 4, 2000, the parties settled these claims before this matter proceeded to arbitration. Accordingly, the Company provided this individual a payment of $25, a credit of $75 against his existing indebtedness to the Company, shares of the Company's common stock valued at $400, forgiveness of $115 of a note receivable from him, and agreed to replace 55,000 of the 485,000 options previously held by him, valued at $127. Accordingly, $742 was charged against earnings in 1999.

         In August 2000, Aquis received correspondence from legal counsel to Mr. Adiletta in which Mr. Adiletta claimed that Aquis was in breach of its obligation under the Securities Act of 1933 to register the shares underlying certain options granted to him previously as contemplated by the terms of the settlement agreement described above. Mr. Adiletta also requested that he be permitted to submit a bid for the purchase of certain of the assets of Aquis' Internet related business operations conducted by Aquis IP Communications, Inc., which assets were at the time of the letter from Mr. Adiletta the subject of a signed Asset Purchase Agreement with the investment group headed by Mr. John Hobko, then President of Aquis IP Communications, Inc., and Mr. John B. Frieling, a director of Aquis. Aquis commenced an action to collect the proceeds due under a promissory note due to the Company for the purchase of certain Aquis securities issued to Mr. Adiletta. Mr. Adiletta, on or about March 27, 2001, filed a counterclaim and third-party complaint against Aquis, its Board of Directors, CEO and CFO in which unspecified damages were sought for the alleged breach of the terms of a Settlement Agreement between himself and Aquis, alleged fraud in connection with that settlement, alleged breach of fiduciary duties and negligence arising out of the governance of Aquis. On October 16, 2001 Aquis and Adiletta executed a new settlement agreement under which each agreed to release and waive all claims that were or could have been asserted against one another. In addition, Aquis paid Mr. Adiletta $118 and forgave all outstanding amounts due under the promissory note due to Aquis, and, Mr. Adiletta surrendered all common shares and options to purchase Aquis shares owned by him and agreed to refrain from acquiring any direct equity holdings in Aquis.

8.  LONG-TERM DEBT:

         For periods prior to the effective date of Aquis' restructuring, debt due to Aquis' institutional lenders was classified primarily as currently payable due to defaults under loan agreements with FINOVA and AMRO. In August 2002, the required FCC approval for the change in control of Aquis' FCC licenses was granted, the restructuring transaction closed on August 12, 2002, and control of Aquis was transferred to FINOVA. Accordingly, an extraordinary gain on Aquis' troubled debt restructuring was recognized in the amount of $22,071, net of income taxes that were calculated to be zero, primarily due to Aquis' insolvency.

         Under the terms of the restructuring agreements and effective upon receipt of FCC approval in early August 2002, Aquis' Senior and Subordinated Lenders exchanged their debt and accrued unpaid interest due to them for warrants and preferred stock that could convert into a combined equity position of 89.89%. FINOVA received two interest-bearing notes; one in the amount of $7,000, payable over four years, and the other in the amount of $2,000 payable following the maturity date of the $7,000 Senior Secured Promissory Note. This $7,000 Secured Note requires that interest is paid quarterly in arrears at an interest rate set at the greater of Citibank's Corporate Base Rate plus 3.5% or 9%, and also requires principal repayments of $250 in January or each year. The $2,000 Subordinated Note requires that interest is accrued at a rate of 15%, but is not required to be paid until maturity. The Senior Secured Subordinated Note of $2,000 may be cancelled if the $7,000 note is paid in full by March 31, 2006. FINOVA also received Aquis Series A Convertible Preferred Stock and Common Stock Purchase Warrants that could provide an equity interest of 79.99%. Warrants for the purchase of 5% would expire if the $7,000 note is paid in full by March 31, 2006, reducing FINOVA's equity interest to 74.99%.

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

         Aquis' obligations for principal and interest are summarized at December 31 as follows:

                                                           Interest    Scheduled   Original Face     Recorded        Recorded
                                                             Rate      Maturity     Amount 2002   Liability 2002  Liability 2001
                                                             ----      ---------    -----------   --------------  --------------

Senior secured promissory note (the Tranche A note)        P + 3.5%    June 2006       $7,000          $9,213          $ --
Senior secured promissory note (the Tranche B note)           15%      June 2006       $2,000           3,183            --
Total principal due to senior secured lender                P + 6%       Note 1          --              --           28,168
Junior unsecured note payable                                 10%      June 2008       $1,000           1,597            --
Junior unsecured note payable                                 11%        Note 1          --               --           2,000
Unsecured note payable                                         6%       Nov 2004         $500             535            505
Vehicle loans                                                  0%      Sept 2007          $54              50            --
Other installment obligations                               various     various       various              42            63
                                                                                                  -------------------------------
                                                                                                       14,620          30,736
Classified as currently payable                                                                          (912)        (30,195)
                                                                                                  -------------------------------
Long-term maturities, net of current portion                                                          $13,708            $541
                                                                                                  ===============================

         Aquis has recorded the debt issued pursuant to the restructuring in accordance with the requirements of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the debt recorded in connection with this transaction included obligations for future cash payments of principal and interest to the extent that the total of such cash flows did not exceed the principal amount of the debt cancelled. All of the Company's assets continue to serve as collateral for the secured notes under the restructuring.

         Pursuant to the terms of the Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002, Aquis is subject to specified financial performance and expenditure-limiting covenants. Aquis' capital expenditures exceeded the covenant limit of $1,062 for 2002. As a result, Aquis was in default of that covenant until FINOVA provided a waiver of that covenant violation in late March 2003.


9.  RELATED PARTY TRANSACTIONS:

         Aquis received FCC approval and completed the restructuring of its debt to FINOVA Capital Corporation and other creditors on August 12, 2002. FINOVA acquired rights to acquire 79.99% of Aquis' equity as a result. During 2002, Aquis paid FINOVA a total of $283, including $88 of interest subsequent to the date on which it obtained its equity interests.

         The Company was provided with various investment banking services by a firm with which a certain former member of the Board of Directors was affiliated. Deerfield Capital, LP, of which Mr. Frieling is a principal, and Deerfield Partners, LLC, of which Mr. Frieling is Managing Director, provided investment banking services to Aquis in connection with certain of its completed and proposed acquisitions and other activities. During the years ended December 31, 2002, 2001 and 2000, respectively, Deerfield Capital and Deerfield Partners were paid $3, $67, $26 in fees and expenses for such services.

         Prior to year 2000, Aquis retained a law firm that included a partner who was also a member of Aquis' Board of Directors. That partner resigned his Board seat during 1999. During that year, fees incurred with this firm totaled approximately $1,935 of which $1,052 was payable at December 31, 1999. In January 2000, this outstanding amount was settled through a cash payment of $205, the issuance of a note in the original principal amount of $350 payable in 20 equal monthly installments and bearing interest at the rate of 8.5% per annum, and the issuance of 275,000 shares of Aquis' common stock with a value of the time of issuance of $380. Fees incurred during the year ended December 31, 2000 and thereafter did not exceed $10.

         During 1999, the Company received $500 from a limited liability company in which a minority member is a partnership whose managing partner is also a former member of the Company's Board of Directors. These funds represented earnest money for the sale of the Company's Internet subsidiary. The sale was completed on August 31, 2000 as described in Note 3.


10.  NOTES RECEIVABLE FROM STOCKHOLDERS:

         One of ACI's founding shareholders and a former President acquired shares of the Company's Series A Preferred Stock. As part of that purchase, a note for $240 was executed that was to be repaid in four equal annual installments commencing on May 15, 2000. The note provided interest at a rate of 8%, and all interest was due with the final payment on May 15, 2003. On April 4, 2000, in connection with the settlement of certain claims made by this officer in relation to the end of his relationship with the Company, an agreement was reached under which the face amount of this $240 note was reduced to $125, and later to $50 as of December 31, 2000. Subsequently, as further discussed in note 7 above, this note was forgiven as part of the settlement of various matters involving Aquis and this former officer.


11.  INCOME TAXES:

         Aquis' restructuring resulted in an extraordinary gain of approximately $22,071, net of income taxes that were calculated to be zero. IRC section 108(a)(1)(B) excludes income from discharge of indebtedness to the extent of Aquis' insolvency. Net operating loss carryforwards are reduced by the income excluded as of the first day of the following year.

         At December 31, 2002, after reduction by the income related to the restructuring noted above, the Company had Federal net operating loss carryforwards for tax purposes of approximately $13,000 that expire between 2016 and 2017. Approximately $8,550 of this total consists of pre-acquisition losses that are subject to restrictions imposed by Section 382 of the Internal Revenue Code that limit utilization of such carryforwards to about $300 annually.

         The provision for income taxes is summarized as follows:

                                                                              2002          2001        2000
                                                                              ----          ----        ----

Federal:
  Current...............................................................       $     _    $     _      $     _
  Deferred (benefit), net...............................................        (1,110)    (3,998)      (4,012)
  Valuation allowance...................................................         1,110      3,998        4,012
                                                                          --------------------------------------
  Total Federal.........................................................             _          _            _
                                                                          --------------------------------------
State:
  Current...............................................................       $     _    $     _      $     _
  Deferred (benefit), net...............................................          (294)    (1,118)        (945)
  Valuation allowance...................................................           294      1,118          945
                                                                          --------------------------------------
  Total State...........................................................             _          _            _
                                                                          --------------------------------------
Total provision for income taxes........................................       $     _    $     _      $     _
                                                                          --------------------------------------

         Significant components of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                                                         2002         2001
                                                                                         ----         ----

Deferred tax assets:
  Allowance for doubtful accounts..................................................   $     294   $    465
  Depreciation and impairment provisions...........................................       1,578      3,767
  Net operating loss carryforwards.................................................       5,583     12,817
                                                                                      ---------------------
  Total deferred tax assets........................................................       7,455     17,049
  Deferred tax liabilities amortization of intangibles.............................        (951)      (951)
                                                                                      ---------------------
  Net deferred tax assets before valuation allowance...............................       6,505     16,098
  Valuation allowance..............................................................      (6,505)   (16,098)
                                                                                      ---------------------
Net deferred tax asset.............................................................   $       _   $      _
                                                                                      =====================

         A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows:

                                                                                     2002       2001       2000
                                                                                     ----       ----       ----

Tax (benefit) at Federal statutory rate.........................................     (34.0)%    (34.0)%    (34.0)%
State income taxes, net of Federal tax benefit..................................          _          _          _
Permanent differences...........................................................        .1%        .3%       7.0%
Valuation allowance.............................................................      33.9%      33.7%      27.0%
Effective tax rate..............................................................          _          _          _


         As of December 31, 2002, the Company recorded no deferred tax asset. The future expected benefit from the realization of the remaining net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31, 2002. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.


12.  STOCK OPTIONS:

         Through the merger with Paging Partners, Aquis acquired and assumed a stock option plan (the "Assumed Plan"), as amended. Under this assumed plan, options to purchase shares of the Company's common stock, intended to qualify as incentive stock options, may be granted to employees. In November 2001, Aquis established an Aquis Communications Group, Inc. 2001 Stock Incentive Plan (the "2001 Plan") for purposes similar to those of the assumed plan. Under the 2001 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted, under which the number of shares which may be issued is 2,000,000. Employees, directors and consultants are eligible for grants under this 2001 Plan. A total of 1,500,000 shares of common stock had been reserved for issuance under the Assumed Plan. Under either plan, options may be exercisable for terms ranging from four months to ten years from the date granted.

         Details, including option grants on November 21, 2001 to purchase 1,080,000 shares under the 2001 Plan, are as follows (shares and prices are stated at original amounts before effect of the share conversion effected through the merger):

                                                                                   Number           Option
                                                                                 of Shares       Price Range
                                                                                 ---------       -----------

2000
Outstanding, January 1....................................................        1,035,912         $0.88-4.19
Granted...................................................................        2,345,000      $0.2344-1.625
Exercised.................................................................         (331,800)      $0.875-1.875
Cancelled.................................................................         (739,500)    $0.9375-4.1875
Outstanding, December 31..................................................        2,309,612       $0.2344-3.00
Exercisable, December 31..................................................        1,284,602         $0.75-3.00

2001
Outstanding, January 1....................................................        2,309,612       $0.2344-3.00
Granted...................................................................        1,580,000        $0.03-0.125
Exercised.................................................................               --                 --
Cancelled.................................................................         (160,850)        $0.03-3.00
Outstanding, December 31..................................................        3,728,762        $0.03-1.625
Exercisable, December 31..................................................        2,168,760        $0.03-1.625

2002
Outstanding, January 1....................................................        3,728,762        $0.03-1.625
Granted...................................................................               --                 --
Exercised.................................................................               --                 --
Cancelled.................................................................         (365,000)     $0.125-0.4375
Outstanding, December 31..................................................        3,363,762        $0.03-1.625
Exercisable, December 31..................................................

         As the result of the change in control arising in connection with the restructuring of Aquis' debt and equity effective August 12, 2002, options that were issued under the Plan prior to the adoption of the Aquis Communications Group, Inc. 2001 Stock Incentive Plan became fully vested. This change in control did not alter the ratable four year vesting schedule specified for the option grants on November 21, 2001 for employees continuing in the employ of Aquis.

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

                                                                                                       2001             2000
                                                                                                       ----             ----

     Net Loss Attributed to Common Stockholders:
       As reported...............................................................................     $(11,950)      $(23,841)
       Pro forma.................................................................................     $(11,987)      $(24,965)
     Net Loss per Common Share:
       As reported...............................................................................       $(0.66)        $(1.38)
       Pro Forma.................................................................................       $(0.67)        $(1.44)


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

         In connection with the employment of one of the Company's former Presidents, 200,000 options were granted on January 15, 2001 providing an exercise price of $0.125 and an expiration date of January 11, 2011. These options were cancelled as the result of a separation from service of Aquis during 2002.


13.  PREFERRED STOCK:

Series A Convertible Preferred Stock, par value $0.01

         In connection with the debt and equity restructuring effected on August 12, 2002, Aquis issued certain equity rights securities to the interests of its senior lender and to its junior lender. Accordingly, FINOVA Capital Corporation through its affiliate Desert Communications I, LLC ("Desert"), acquired rights to a 79.99% equity interest and voting control of Aquis on a fully diluted basis, along with certain debt instruments described in the preceding footnotes. Its equity interest was provided via the issuance of Aquis convertible preferred stock and common stock purchase warrants. Also in connection with this restructuring, AMRO International, S.A. acquired rights to a 9.9% equity interest on a fully diluted basis in Aquis via preferred stock and warrants and the previously described unsecured note in exchange for cancellation of all obligations due under the 11% Convertible Debenture and the cancellation of all previously-outstanding warrants issued to AMRO. See the immediately subsequent footnote for a summary of the warrants issued in this transaction.

         The rights and preferences of this Convertible Preferred Stock include ranking on parity with Aquis' Common Stock as to dividends and distributions, conversion into 1,000 shares of Aquis Common Stock at the effective date of an amendment to the Company's Certificate of Incorporation authorizing issuance of sufficient Common Stock to permit conversion of all Series A Convertible Preferred Stock, and voting rights on an as-if-converted basis. FINOVA's affiliate Desert was issued 143,671.59 shares of Series A Convertible Preferred Stock convertible into 143,671,590 shares of Aquis Common Stock. AMRO was issued 17,781.582 shares of this convertible issue that is convertible into 17,781,582 shares of Aquis Common Stock. Both holders converted their holdings into Aquis Common Stock effective on December 11, 2002. This resulted in a greater number of weighted average shares outstanding at December 31, 2002 and lowered the 2002 net income attributed to common stockholders from $1.03 to $0.69.

Series B 10% Redeemable Preferred Stock, par value $0.01

         Another component of the restructuring effected on August 12, 2002 included the exchange of all previously outstanding shares of Aquis' 7.5% Redeemable Preferred Stock for shares of Series B 10% Redeemable Preferred Stock. The rights and preferences of this 10% Redeemable Preferred Stock include ranking that is senior to Aquis' Common Stock and Series A Convertible Stock as to dividends and distributions, cumulative cash dividends at the annual rate of $75.00 (seventy five dollars) per share, no voting rights unless required by law, a liquidation preference of $300 (three hundred thousand dollars) and a redemption date of December 31, 2007 provided that the restructured notes due to FINOVA and AMRO have previously been retired. The Company's redemption under this latter provision will be at the liquidation preference amount and will also include accrued but unpaid cumulative dividends. As provided by SFAS 15, the liability for the redemption of these shares is recorded at the amount of the related cash flow obligation at redemption.

Series A 7.5% Redeemable Preferred Stock, par value $0.01

         In connection with the purchase of paging assets from SourceOne on January 31, 2000, 15,000 shares of the Company's 7.5% Redeemable Preferred Stock were issued at an agreed value of $1,500. As a result of Aquis' illiquid financial condition and its pre-restructuring defaults under its debt agreements with its Senior and Subordinated lenders, these shares were not redeemed as scheduled in January 2002. As described above, these shares were exchanged for shares of Series B 10% Redeemable Preferred Stock in conjunction with the other transactions comprising the Company's August 12, 2002 restructuring.


14.  WARRANTS:

         In connection with the debt and equity restructuring effected on August 12, 2002 and described in foregoing footnotes, Aquis issued warrants to the interests of its senior lender and to its junior lender. A summary of the Common Stock Purchase Warrants issued to Desert and AMRO in connection with Aquis' restructuring is as follows:

                                                           Warrants to
                                                            Purchase        Date Warrants     Date of Expiration    Exercise
                                                 Series  Shares of Stock  First Exercisable       of Warrants         Price
                                                 ------  ---------------  ------------------       -----------         -----

Desert Communications I, LLC                       A       192,206,258    August 12, 2002      August 12, 2012       $0.01
Desert Communications I, LLC                       B       22,394,842     August 12, 2002      August 12, 2012 (a)   $0.01
AMRO International, S.A                            --      26,560,206     August 12, 2002      August 12, 2012       $0.01


(a) These warrants will expire on the date shown or, if earlier, on the date that the Tranche A note is paid in full provided that such date is prior to the maturity date of that Tranche A note.


         During the year ended December 31, 2000, Aquis issued warrants to AMRO, Coxton and Ladenburg, Thalmann & Co. in connection with obtaining the bridge loan from AMRO and the equity line of credit from Coxton. In exchange for the funding and agreements gained in those transactions, and in addition to other compensation, those parties received the following warrants:

                                             Options to      Date Options       Date of
                                              Purchase          First        Expiration of
                                           Shares of Stock   Exercisable        Options      Exercise Price
                                           ---------------   -----------        -------      --------------

AMRO International, S.A                        357,942      April 12, 2000   April 12, 2003      $3.163
Coxton, Limited                                600,000       May 3, 2000      May 3, 2003        $2.300
Ladenburg, Thalmann & Co.                      300,000       May 3, 2000      May 3, 2003        $2.300

         Valued on their dates of issuance using the Black-Scholes pricing model under assumptions similar to those described in Note 12, above, the non-cash cost to Aquis of these securities was $1,553,000 and was included as a component of the Company's cost of financing, or interest expense, for the year ended December 31, 2000. As a result of the restructuring transaction that was completed in 2002, the warrants issued to AMRO were exchanged for new securities and were cancelled.


15.  SUPPLEMENTAL CASH FLOW DATA:

         The tables below provides supplemental information to the consolidated statements of cash flows:

                                                                                   2002       2001      2000
                                                                                   ----       ----      ----

Cash paid for interest.......................................................       $171       $290    $3,500
Cash paid for taxes..........................................................         $7         $_        $_
Liability assumed in connection with purchase of assets......................        $54        $79        $_


Business Acquisitions

         During the year ended December 31, 2000, Aquis purchased paging assets of SourceOne Wireless and Suburban Paging:

                                                                         SourceOne
                                                                            And
                                                                         Suburban
                                                                     ------------------

SourceOne and Suburban purchase price.............................              $8,816
Liabilities assumed...............................................             (1,801)
Exchange of common stock..........................................             (1,598)
Exchange of preferred stock.......................................             (1,500)
Transaction costs paid or accrued.................................             (1,223)
Cash acquired - Paging Partners and SunStar.......................               (240)
                                                                     ------------------


Net cash paid ....................................................              $2,454
                                                                     ==================

         Gross cash paid in connection with the SourceOne purchase in January 2000 was $2,894.


16.  QUARTERLY FINANCIAL RESULTS (UNAUDITED):

         Quarterly financial information for the years ended December 31, 2002 and 2001 is summarized below:

                                                                 First       Second        Third        Fourth
                                                                Quarter      Quarter      Quarter       Quarter
                                                                -------      -------      -------       -------

Year ended December 31, 2002:
  Total revenues.....................................            $3,745        $3,461       $3,326        $3,340
  Operating loss.....................................             (225)         (271)      (81)(a)         (127)
  Extraordinary item: restructuring gain.............               --            --      22,071(b)          --
  Net income (loss) attributed to common shareholders           (1,156)       (1,232)       21,238         (122)
  Net income (loss) per share (basic and diluted)....            (0.06)        (0.07)         1.17     (0.00)(e)

Year ended December 31, 2001:
  Total revenues.....................................            $5,220        $4,920       $4,619        $4,104
  Operating loss.....................................           (1,578)    (3,891)(c)        (439)    (2,477)(d)
  Net loss attributed to common shareholders.........           (2,572)       (4,902)        (988)       (3,488)
  Net loss per share (basic and diluted).............            (0.15)        (0.27)       (0.05)        (0.19)

-----------


(a) Operating loss for the third quarter of 2002 includes net non-recurring items of income of $222 received primarily in settlement of Aquis' claims against a communications services vendor under the Telecommunications Act of 1996.
(b) A gain on the restructuring of Aquis' debt and equity was recognized in August 2002 when final contingencies were satisfied and the Company's debt to its major creditors was cancelled in exchange for equity and debt securities, as described in more detail in the preceding footnotes.
(c) Operating loss for the second quarter of 2001 includes a non-recurring charge of $2,576 to provide for the estimated impairment of Midwest paging system assets based on their estimated sale price. This provision was revised and adjusted down in subsequent quarters to $2,271 as negotiations for the sale of those assets proceeded to conclusion.
(d) Operating loss for the fourth quarter of 2001 includes a charge of $2,298 to reflect an impairment of the Company's FCC licenses based on the net present value of cash flows expected over the remaining life of these assets.
(e) Based on 53,257,283 weighted average shares outstanding resulting from conversion of all shares of Series A Convertible Preferred Stock into Aquis Common Stock on December 11, 2002. See also Note 13.

17. VALUATION AND QUALIFYING ACCOUNTS:

         The allowance for doubtful accounts in 2001 was reduced in connection with collections of receivables from customers and as the result of the reclassification of the receivables and related allowance from Midwest paging operations to their status as held for sale at December 31, 2001.

         Aquis recognized an inventory allowance in 2002. Certain intermittently-functional units returned in exchange transactions in late 2002 and other older models on hand that were returned or exchanged throughout the year led to this valuation adjustment. No allowance for inventory obsolescence was recognized in 2000 or 2001 as the result of the Company's policy to exclude obsolete pagers from its periodic inventory valuations.

                                               Balance at   Charges to   Deductions   Balance at
                                                Beginning   Costs and     and Other       End
                                                 of Year     Expenses    Adjustments    of Year
                                                 -------     --------    -----------    -------

Allowance for doubtful accounts:
  2000..................................           939        1,494           504       1,929
  2001..................................         1,929          883         1,804       1,008
  2002..................................         1,008          832         1,154         686

Allowance for inventory obsolescence:
  2000..................................             _            _             _           _
  2001..................................             _            _             _           _
  2002..................................             _          150            14         136



18. SUBSEQUENT EVENTS:

         The Company exceeded the limit of a capital expenditure covenant included in its restructured loan agreement with FINOVA for the year ended December 31, 2002 and accordingly was in violation of this agreement. Subsequently, in March 2003, FINOVA waived the rights afforded it under the terms of the Second Amended and Restated Loan Agreement that became effective in August 2002 as a result of this event of default.

                                  Exhibit Index
                                  -------------

Exhibit
Number   Description
------   -----------

         (Referenced to Item 601 of Regulation S-K)

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Aquis Communications Group, Inc. dated as of December 11, 2002

4.4 Form of Series A Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert Communications I, LLC

4.5 Form of Series B Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert Communications I, LLC

4.6 Form of Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to AMRO International, S.A.

4.7 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock of Aquis Communications Group, Inc. dated August 6, 2002

23.1     Consent of Wiss & Co, LLP dated March 11, 2003

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002