Form 10-Q
period 2003-03-31
AQUIS COMMUNICATIONS GROUP INC
filed 2003-05-14
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________
Commission File Number: 000-33343

                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                     22-3281446
----------------------------------------------               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1719A Route 10, Suite 300, Parsippany, NJ                    07054
----------------------------------------------               -------------------
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

                                 Yes | | No |X|

As of May 10, 2003 there were 179,611,939 shares of the Registrant's Common Stock outstanding.

                          INDEX TO FINANCIAL STATEMENTS
                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


Part I   Financial Information:

     Item 1 - Financial Statements:
        Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 ..........................................    3
        Consolidated Statements of Operations for the Three Month Periods ended March 31, 2003 and 2002...............    4
        Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2003 and 2002...............    5
        Notes to Consolidated Financial Statements....................................................................    6

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...................    9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risks.............................................   14

     Item 4 - Controls and Procedures.................................................................................   14



Part II  Other Information:

     Item 1 - Legal Proceedings.......................................................................................   15

     Item 2 - Changes in Securities and Use of Proceeds...............................................................   15

     Item 3 - Default Upon Senior Securities..........................................................................   15

     Item 4 - Submission of Matters to a Vote of Security Holders.....................................................   15

     Item 5 - Other Information.......................................................................................   15

     Item 6 - Exhibits and Reports on Form 8-K........................................................................   15

     Signatures.......................................................................................................   16

     Certifications................................................................................................... 17,18

                         Part I - Financial Information

Item 1 - Financial Statements

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                                     March 31,       December 31,
                                                                                                        2003             2002
                                                                                                   --------------   --------------
                                                                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................................           $999           $1,259
  Accounts receivable (net of allowances of $646 and $686, respectively)..........................            329              610
  Inventory, net..................................................................................            355              356
  Prepaid expenses and other current assets.......................................................            452              196
                                                                                                   --------------   --------------
      Total current assets........................................................................          2,135            2,421
Property and equipment, net.......................................................................          3,156            3,392
Intangible assets, net............................................................................          1,655            1,759
Deferred charges and other assets.................................................................             48               55
                                                                                                   --------------   --------------
        Total assets..............................................................................         $6,994           $7,627
                                                                                                   ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt............................................................           $907             $912
  Accounts payable and accrued expenses...........................................................          1,725            1,811
  Deferred revenue................................................................................            319              331
  Customer deposits...............................................................................            200              211
                                                                                                   --------------   --------------
      Total current liabilities...................................................................          3,151            3,265

Long term debt....................................................................................         13,299           13,708
                                                                                                   --------------   --------------
Total liabilities.................................................................................         16,450           16,973
                                                                                                   --------------   --------------

Commitments and contingencies

Series B Redeemable 10% Preferred Stock, $0.01 par value, 301 shares authorized,
 300.01 shares issued and outstanding at March 31, 2003 and December 31, 2002.....................            540              540
                                                                                                   --------------   --------------

Stockholders' equity:
  Common stock, $0.01 par value, 451,000,000 shares authorized, 179,611,939 shares issued and
  outstanding at March 31, 2003 and December 31, 2002.............................................            184              184
  Additional paid-in capital......................................................................         17,883           17,883
  Accumulated deficit.............................................................................        (28,063)         (27,953)
                                                                                                   --------------   --------------
  Net stockholders' equity........................................................................         (9,996)          (9,886)
                                                                                                   --------------   --------------
        Total liabilities and stockholders' equity................................................         $6,994           $7,627
                                                                                                   ==============   ==============

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)


                                                                                            Three Months Ended March 31,
                                                                                          --------------------------------
                                                                                              2003              2002
                                                                                          --------------    --------------
Revenues:
  Paging services, rent and maintenance........................................                $  3,023          $  3,683
  Equipment sales..............................................................                      65                62
                                                                                          --------------    --------------
       Total revenues..........................................................                   3,088             3,745
                                                                                          --------------    --------------

Operating expenses:
  Cost of paging services......................................................                   1,429             1,639
  Cost of equipment sold.......................................................                      20                30
  Selling and marketing........................................................                     399               407
  General and administrative...................................................                     885               957
  Depreciation and amortization................................................                     428               720
  Provision for doubtful accounts..............................................                     155               217
                                                                                          --------------    --------------
       Total operating expenses................................................                   3,316             3,970
                                                                                          --------------    --------------

Operating loss.................................................................                    (228)             (225)
Interest income(expense), net..................................................                       3              (855)
Gain (loss) on sale of equipment...............................................                     115               (48)
                                                                                          --------------    --------------
Net loss.......................................................................                    (110)           (1,128)

Preferred stock dividends......................................................                     ---              (28)
                                                                                          --------------    --------------
Loss attributable to common stockholders.......................................                $   (110)         $ (1,156)
                                                                                          ==============    ==============

NET LOSS PER COMMON SHARE:
  Basic and diluted............................................................                $ (0.001)         $ (0.064)

Weighted average common shares outstanding.....................................             179,611,939        18,158,767

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)


                                                                                             Three Months Ended March 31,
                                                                                            -------------------------------
                                                                                                2003              2002
                                                                                            --------------     ------------
Cash flows from operating activities:
  Net loss......................................................................                   $(110)         $(1,128)
  Adjustments to reconcile net loss to net cash provided by (used by)
   operating activities:
  Depreciation and amortization.................................................                      428              720
  Provision for doubtful accounts...............................................                      155              217
  Capitalized interest..........................................................                        7                7
   (Gain)loss on sale of property and equipment.................................                     (115)              48
   Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable........................................................                      126               25
     Inventory..................................................................                     (158)            (255)
     Prepaid expenses and other current assets..................................                     (200)            (317)
     Accounts payable and accrued expenses......................................                      (86)             583
     Deferred revenues and customer deposits....................................                      (23)              63
                                                                                            --------------     ------------
  Net cash provided by (used by) operating activities...........................                       24              (37)
                                                                                            --------------     ------------

Cash flows from investing activities:
  Acquisition of property, equipment and licenses...............................                      (20)            (196)
  Sale of property and equipment................................................                      157            1,064
                                                                                            --------------     ------------
  Net cash used by investing activities.........................................                      137              868
                                                                                            --------------     ------------

Cash flows from financing activities:
  Payments made on long term debt...............................................                     (421)              (6)
  Deferred financing and stock registration costs...............................                      ---             (263)
                                                                                            --------------     ------------
  Net cash used by financing activities.........................................                     (421)            (269)
                                                                                            --------------     ------------

Net increase (decrease) in cash and cash equivalents............................                     (260)             562
Cash and cash equivalents - beginning of period.................................                    1,259            1,084
                                                                                            --------------     ------------
Cash and cash equivalents - end of period.......................................                     $999           $1,646
                                                                                            ==============     ============

   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED; IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)


1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

      Aquis Communications Group, Inc. ("Aquis" or the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, Aquis provides traditional one-way wireless alpha and numeric messaging services in the Northeast and Mid-Atlantic regions of the United States, from Boston to Virginia, as well as the District of Columbia, covering portions of nine states. The Company also resells nationwide and regional messaging services, and offers alpha dispatch, news and other messaging enhancements. Its customers include businesses, government agencies, healthcare organizations and providers, individuals and resellers.

      The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of March 31, 2003 and December 31, 2002, and the consolidated results of operations and the related consolidated cash flows for the three months ended March 31, 2003 and 2002. The balance sheet for the end of the preceding fiscal year has been derived from the Company's audited balance sheet at December 31, 2002 contained in the Company's Form 10K and is provided for comparative purposes. All other financial statements are unaudited. In management's opinion, all adjustments have been made which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

      Aquis' consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, Aquis has a history of losses before extraordinary items, continuing working capital deficits, and its common stock was de-listed from the NASDAQ SmallCap Market and now trades on the OTC Bulletin Board under the symbol AQIS.OB. These factors have impaired Aquis' liquidity, diminished Aquis' ability to raise additional funding through debt or equity offerings, resulted in the technical and functional termination of the right or ability of Aquis to obtain funding under its equity line of credit with Coxton Limited, and led to the Company's defaults under its loan agreements with FINOVA Capital Corporation ("FINOVA") and AMRO International S.A. ("AMRO"). As a result of these historical liquidity and profitability deficiencies, Aquis and certain creditors effected a restructuring of the Company's debt and equity in August 2002, providing reduced debt obligations in exchange for equity securities that provided FINOVA and AMRO with equity interests of 79.99% and 9.9%, respectively. In connection with development of its current business plan, Aquis requested and was granted modifications to two of its financial covenants relating to minimum required operating cash flow levels specified in its Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002. Prior to those modifications, which were provided in response to Aquis' letter request dated February 5, 2003, Aquis was in default of that Agreement with FINOVA. The Company's financial condition and history continue to limit its ability to obtain any significant third party funding.

      Aquis operates in a highly competitive wireless messaging marketplace in which at least three of the industry's largest paging operators have sought bankruptcy protection as a result of a shrinking market and intense price competition. The Company has designed its business plans and sales strategies to respond to the challenges of its industry, its service marketplace and its own financial condition. However, Aquis can provide no assurance that its financial restructuring, its ability to effectively gain market share in a declining paging marketplace at sufficiently profitable margins, its ability to generate sufficient cash from operations to meet operating obligations in a timely manner, availability of continuing supplies of goods and services from key vendors, or its ongoing ability to limit or reduce operating costs and capital requirements will be adequate to ensure any ability to continue as a going concern. In the event that cash flow needs cannot be met or that future defaults, if any, cannot be cured and demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS:

  SourceOne Wireless:

      During 2001, Aquis negotiated the sale of its Midwest paging assets. A related Escrow Agreement was funded on October 18, 2001, at which time Aquis relinquished its rights in the subsequent revenues and expenses of that operation. Release from escrow of the proceeds to Aquis was held pending the FCC's approval of the transfer of the related communications licenses. Such release was authorized in January 2002 and proceeds of $1,010 were delivered to Aquis and are reflected in the Company's cash flows for the period ending
March 31, 2002.

3. INTANGIBLE ASSETS

      Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, during 2000 and 2001, Aquis recognized charges for impairment of the carrying value of its FCC licenses and State certificates, and its Midwest paging assets in amounts totaling $14,069 during that two year period. These charges were required as the result of the Company's ongoing losses, its forecasts for continuing losses at the time, its defaults under its loan agreements as described in more detail elsewhere herein, the declining paging market, the sale of its Midwest paging assets, and the decision to further consolidate its paging operations over time into its 900mHz network, The amount of the losses was based on the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20% and the net realizable value of the Midwest assets sold. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets. As a result of these past write downs, amortization expense for the three month period ended March 31, 2003 has declined from earlier comparative periods accordingly. At March 31, 2003, Aquis' net intangible assets consist primarily of its FCC licenses and its State certificates.

4. DEFERRED CHARGES:

      The Company deferred approximately $192 of costs during the three months ended March 31, 2002 that were incurred in connection with the restructuring of its debt and equity. These were fees paid for investment banking, consultation and legal costs directly related to this effort. Such capitalized costs were charged against earnings when its debt and equity restructuring was completed and the related gain was recorded in 2002.

5. LONG-TERM DEBT:

      Aquis recorded the debt issued pursuant to the restructuring in accordance with the requirements of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the debt recorded in connection with this transaction included obligations for future cash payments of principal and interest to the extent that the total of such cash flows did not exceed the principal amount of the debt cancelled. All of the Company's assets continue to serve as collateral for the secured notes under the restructuring.

      Pursuant to the terms of the Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002 (the "Loan Agreement"), Aquis is subject to specified financial performance and expenditure-limiting covenants. In connection with development of its current business plan, Aquis requested and was granted modifications to two of its financial covenants relating to minimum required operating cash flow levels specified in the Loan Agreement. Effective March 29, 2003, FINOVA approved those modifications in a First Amendment to the Second Amended and Restated Loan Agreement. Prior to those modifications, Aquis was in default of that Agreement with FINOVA. In the event of a default that cannot be cured by the Company, or for which a waiver or modification cannot be obtained, the Company's creditor could make demand for payment of amounts due. Should such a demand be made, Aquis' present financial and other resources are not expected to be sufficient to satisfy such a demand. The Company would then consider available alternatives, including a voluntary filing for protection from its creditors under the US Bankruptcy Code. In the event of a bankruptcy filing, it is unlikely that any assets would remain for distribution to any creditors or equity holders other than our senior lender.

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

7. SUPPLEMENTAL CASH FLOW DATA:

      The table below provides supplemental information to the consolidated statements of cash flows:

                                                          March 31,
                                                    2003             2002
                                               ---------------   --------------

         Cash paid for interest.............         $ 2           $ 158
         Cash paid for taxes................         $ -           $  -

      In addition to the interest paid during the three months ended March 31, 2003 that is shown above, Aquis also paid $413 to FINOVA that was applied against the outstanding balance of the Tranche A note. In accordance with SFAS 15 and as discussed elsewhere in these footnotes, the recorded balance of that liability includes the note principal and related interest-based cash flow requirements. The payments of $413 to FINOVA during this period included amounts characterized as note principal totaling $250, and interest-based obligations of $163

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Future revenues, costs, product mix and new product acceptance are all influenced by a number of factors that are inherently uncertain and difficult to predict. Therefore, no assurance can be given that financing for such investments will be available, nor that the Company's operations will generate positive cash flows sufficient to allow us to implement our business plan.

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

Organization and Basis of Presentation

      We operate regional one-way paging systems in the Northeast and Mid-Atlantic regions of the United States, providing wireless alpha and numeric messaging services from Virginia to Boston and including the District of Columbia, covering portions of nine states. Our networks utilize either 900mHz or VHF frequencies under licenses subject to FCC regulations. We also resell nationwide and regional services, offer alpha dispatch, and news and other messaging enhancements. Customers include businesses, government agencies, healthcare organizations and providers, individual users and resellers. Beginning in April 2000, our strategy shifted from acquiring new businesses to focusing on internal growth, integrating acquired operations and achieving operating efficiencies. In January 2002, we completed the sale of our paging assets in the Midwest region of the United States and collected the proceeds due under that transaction. In August 2002, we completed the restructuring of our debt and equity (the "Restructuring").

      Aquis' consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have a history of losses before extraordinary items and defaults under our debt obligations, continuing working capital deficits, and our common stock was de-listed from the NASDAQ SmallCap Market and now trades on the OTC Bulletin Board under the symbol AQIS.OB. These factors have impaired our liquidity, diminished our ability to raise additional funding through debt or equity offerings, resulted in the technical and functional termination of any right or ability to obtain funding under our equity line of credit, and led to defaults under our loan agreements with FINOVA and AMRO. As a result of these liquidity and profitability deficiencies in 2002, Aquis and certain creditors effected a restructuring of the Company's debt and equity, providing reduced debt obligations in exchange for equity securities that provided FINOVA and AMRO with equity interests of 79.99% and 9.9%, respectively. In connection with development of our current business plan, we requested modifications to two of the financial covenants relating to minimum required operating cash flow levels specified in our Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002. FINOVA approved those modifications effective March 29, 2003. Prior to those modifications, we were again in default of our loan agreement with FINOVA. The Company's financial condition and history continue to limit our ability to obtain any significant third party funding.

      On August 12, 2002, after receiving FCC approval, the Restructuring took effect resulting in the cancellation of a significant portion of our debt in exchange for new notes and equity securities and effecting a change in control of Aquis. As a result, our senior secured lender, FINOVA Capital Corporation, acquired control of Aquis through our issuance of convertible preferred stock and warrants as part of this restructuring transaction. In addition, prior members of the Board of Directors resigned and were replaced by appointees of FINOVA and AMRO International, S.A., an unsecured lender. Further, AMRO International, S.A., acquired a non-controlling equity interest in our Company, and holders of our 7.5% Redeemable Preferred Stock exchanged those shares for shares of Aquis' Series B 10% Redeemable Preferred Stock. FINOVA and AMRO also received notes in the combined face amount of $10 million. In exchange, all prior existing Aquis obligations to these parties, including accrued interest and dividends, were cancelled, resulting in the recognition during 2002 of an extraordinary gain on this troubled debt restructuring of $22,071,000. Consequently, as required under SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", Aquis recorded the debt issued pursuant to the restructuring to include obligations for future cash payments of both principal and interest to the extent that the total of such cash flows did not exceed the principal amount of the debt cancelled. Accordingly, all payments of principal and interest made toward the surviving restructured debt obligations are applied to reduce the total recorded debt. All of the Company's assets continue to serve as collateral for the secured notes under the restructuring.

      We operate in a highly competitive wireless messaging marketplace in which at least three of the industry's largest paging operators have sought bankruptcy protection as a result of a shrinking market and intense price competition. We have designed our business plans and sales strategies to respond to the challenges of our industry, our service markets and our financial condition. However, we can provide no assurance that our financial restructuring, our ability to effectively gain market share in a declining paging marketplace at sufficiently profitable margins, our ability to generate sufficient cash from operations to meet operating obligations in a timely manner or availability of continuing supplies of goods and services from key vendors, or our ongoing ability to limit or reduce operating costs and capital requirements will be adequate to ensure any ability to continue as a going concern. In the event that cash flow needs cannot be met or that future defaults, if any, cannot be cured and demand is made for payment of the outstanding debt, management does not believe that its resources will be sufficient to meet such a demand, and under such circumstances we would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.

General

      We are a Northeastern United States provider of paging and other wireless messaging services and we market one-way paging service and equipment to customers directly and through resellers. Our subscribers either lease their pagers from us or purchase their device outright from us, commonly referred to as "COAM", or customer owned and maintained. We also offer a variety of messaging enhancements to paging subscribers, and resell two-way paging and cellular phone service on a small scale.

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

      Our ability to recover initial operating, selling and marketing costs and to achieve profitability is dependent on the average duration of each customer's subscription period. For as long as a subscriber continues to utilize the service, operating results benefit from the recurring fixed fee payments without the requirement of any incremental selling expenses. Conversely, customer disconnections adversely affect operating results. Each month a percentage of existing customers have their service terminated for reasons including failure to pay, dissatisfaction with service or coverage limitations, or switching to competing service providers. This percentage is referred to as our churn rate.

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

RESULTS OF OPERATIONS-THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Units in Service

      Units in service totaled 157,000 and 204,000 at March 31, 2003 and 2002, respectively. During this period, approximately 36,000 net units in service with resellers were disconnected. Verizon Wireless, one of our largest resellers, reduced its units in service with us from about 24,000 units to less than 14,000 units as the industry grew smaller and this segment of their paging business was de-emphasized. In addition, our low-cost, low-margin TNPP units declined similarly, from 29,000 units to approximately 14,000. Our overall average monthly churn rates during the three months ended March 31, 2003 and 2002, were 4.7% and 5.9%, respectively. These rates were influenced by industry trends in a nationwide contracting paging market and our own limited ability to procure and market paging units, negatively affecting our ability to secure new subscribers or to replace units for our customers who have lost or damaged their paging devices.

Revenues

      Service revenues for the three months ended March 31, 2003 and 2002, were $3,023,000 and $3,683,000, respectively, a decrease of approximately $660,000 or about 17.9%. Continuing churn, described above, and ongoing industry-wide pricing pressures were factors contributing to this result. The units disconnected by Verizon and those aforementioned TNPP units were reseller units producing low average monthly revenue per unit, or ARPU, and accounted for approximately $254,000 of this service revenue decline. This decline in our reseller business brought our average reseller base during the quarter ended March 31, 2003 to approximately 46% of our total subscriber base, compared to approximately 54% for the three months ended March 31, 2002. Resellers purchase Aquis' services in bulk and maintain their own billing, collections and customer service organizations and are therefore provided rates lower than those made available to Aquis' direct subscribers. The balance of the decrease in service revenue is attributed to the decline of our direct or end-user business.

      Revenues from sales of paging equipment increased slightly to $65,000 for the three months ended March 31, 2003 from $62,000 for the same period in 2002. Aquis continued its strategy of marketing lower-cost units at reduced sales prices in 2003, selling about 300 more units at slightly lower average pricing than during the first quarter of 2002.

Cost of Equipment Sales

      The cost of equipment sold during the three months ended March 31, 2003 and 2002, respectively, was $20,000 and $30,000. The previously described low-cost pager strategy and continued sales of some pre-owned units combined to produce this result.

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

      Total services costs decreased from $1,639,000 for the three months ended March 31, 2002 to $1,429,000 during the corresponding period in 2003. Costs of third party paging carriers and dispatch service providers declined approximately 39.4%, or $183,000, to $281,000 from levels incurred during the three-month period ended March 31, 2002. This cost reduction was achieved in part as the result of the continued focusing of our sales efforts more strictly on units serviced by our own networks and in part as a normal result of subscriber churn for these third party paging networks. We also reduced service costs by about $106,000 through our continuing efforts to consolidate our paging networks. Such consolidation provides reductions of trunking costs and tower site rental expenses. This savings was partially offset by increased costs associated with maintenance of our now-older paging networks and for repairs of company-owned paging devices.

Sales and Marketing

      Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. Total costs during each of the three month periods were comparable, reaching $399,000 and $407,000 during 2003 and 2002, respectively. Cost savings effected as the result of lower commission costs were offset by higher marketing costs associated with our study and design of a marketing plan to further define and target our key potential target markets during the first quarter of 2003.

General and Administrative

      General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased 7.5% or $72,000, from $957,000 during the three months ended March 31, 2002 to $885,000 for the corresponding period of 2003. Continued support and customer service staff reductions along with lower costs to bill and distribute to a smaller customer base combined to produce cost savings of about $105,000. These savings were partially offset by increased fees and expenses associated with the strategic oversight of our business plans and operations.

Depreciation and Amortization

      Depreciation and amortization decreased to $428,000 for the three months ended March 31, 2003 from $720,000 in the prior year three-month period. Amortization of intangible assets decreased by approximately 53% as a result of the full amortization during 2002 of certain intangible assets acquired in the merger with Paging Partners effected in March 1999. Depreciation expenses were also reduced during this time period. This reduction resulted primarily from the disposal of excess transmitters and terminals that became available as we consolidated our paging networks

Interest Expense

      As a result of the August 2002 restructuring of our debt and equity, interest expense was substantially eliminated. Gross interest expenses declined from about $886,000 for the three months ended March 31, 2002 to $9,000 for the corresponding period in 2003. This is attributed to both the lower amount of outstanding debt obligations as well as the effects of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", that required the recording of the debt issued pursuant to the restructuring to include obligations for future cash payments of both principal and interest to the extent that the total of such cash flows did not exceed the principal amount of the debt cancelled. Accordingly, all payments of principal and interest made toward the surviving restructured debt obligations are applied to reduce the total recorded debt, rather than as interest expense.

Income Taxes

      No provision for income taxes is reflected in either period as a result of the Company's net losses in both periods.

Liquidity and Capital Resources

      Our financial position, liquidity and available cash balances are impacted by our operating margins, the timing of our billings to customers and related collection of those billings, our disbursements to vendors and payments to our employees. The substantial majority of our customers are billed monthly in advance of their service period, and the number of days sales in average receivables outstanding was 43 as measured as of and for the period ended March 31, 2003. We have customary trade terms with most of our vendors, and we typically pay our telecommunications services providers and tower site landlords on a monthly basis. Fixed and hourly employee compensation is paid twice each month and commissions are paid monthly in arrears. Aquis' operating expenditures for employment and occupancy costs have been subject to normal inflationary pressures. Systems equipment and paging device costs have trended downward in recent years, allowing Aquis to offer lower unit prices to customers who wish to purchase their units.

      Of the contractual financial obligations that are outstanding and that were involved in the Restructuring that we completed in 2002, only the Tranche A note due to FINOVA Capital Corporation in the original principal amount of $7,000,000 requires current debt service payments. The interest rate for this Tranche A note is set at the greater of the base rate plus 3.5% or a minimum of 9% and payment requirements include interest payments due quarterly in arrears that are expected to average about $155,000 during each quarter of 2003. We paid our lender the interest payments that were due in January and April 2003. We also made a mandatory prepayment of principal in the amount of $250,000 in January 2003, and another such payment is due annually each January until the scheduled balloon payment becomes due in June 2006. This debt may also require us to make additional principal repayments in amounts determined by excess cash flows as defined in the underlying loan agreements. No cash payments are due in the normal course of business under the Tranche B note due to FINOVA, the Unsecured Promissory note due to AMRO, or for dividends or redemption payments due to our Redeemable Preferred stockholders at any time prior to the maturity date of the Tranche A note.

      Other significant commitments include those related to our leases for tower sites and office locations. For 2003, aggregate future minimum rental commitments under non-cancelable operating leases were estimated at approximately $2,025,000. We are continuing to consolidate our paging networks with the intent to reduce both our tower lease costs and our telecommunications expenses. For 2003, our business plan includes the decommissioning of thirty to forty targeted underutilized tower sites. Current business plans provide for capital expenditures of approximately $1 million annually for the next three years. These expenditures are planned for subscriber paging devices, network infrastructure and information systems upgrades, and will be dependent on actual subscriber growth, actual demand for paging device features and actual demand in the marketplace for network enhancements. None of these planned capital expenditures are subject to minimum purchase agreements with paging device suppliers or other vendors.

      Our operations provided about $24,000 of net cash during the quarter ended March 31, 2003 compared to the use of about $37,000 of net cash during the three months ended March 31, 2002. Excluding the effects of changes in our working capital accounts, operations produced cash totaling $365,000 during the current three month period compared to the use of $136,000 during the three-month period ended March 31, 2002. Uncertainty among our vendors caused by the publicized bankruptcy filings of many of our major competitors, as well as our own restructuring efforts, resulted in continued pressure from our vendors to keep our accounts with them current and the use of $86,000 to reduce our current payables. In addition, as the result of our restructuring, no interest accruals were required on our debts to FINOVA or AMRO during 2003, in contrast to the large interest costs of the three months ended March 31, 2002.

      Cash flows from investing activities during the first three months of 2003 declined from those of the period ended March 31, 2002. During the three months ended March 31, 2002 we realized proceeds from sales of assets totaling $1,064,000, primarily provided by the release from escrow of the proceeds from our sale of the Midwest paging assets. During the three months ended March 31, 2003, proceeds of $157,000 were derived primarily from the sales of excess paging equipment that became underutilized as we consolidated our paging networks.

      Financing activities consumed $421,000 of cash during the three months ended March 31, 2003. This total included all payments made to FINOVA totaling $413,000 required under our loan agreement with them, as well as other required payments under other installment obligations for pagers and vehicles. During the same period in 2002, $269,000 of cash was used, primarily to pay fees incurred with our investment banker and other consultants in connection with our pending restructuring.

      Our business plans for 2003 and beyond require capital to be available to service our debt, to purchase paging equipment for new and existing subscribers, and to optimize, operate and maintain our communications and information services networks. We expect to be able to service our debt and fund our capital requirements with cash provided by operations, proceeds from sales of communications equipment that becomes available as we continue to consolidate our paging networks, and from existing working capital balances. Our principal source of liquidity at March 31, 2003 was $999,000 of cash and cash equivalents. At that date, we had a working capital deficit totaling approximately $1,016,000 and we have experienced operating losses since our inception, although we have steadily been producing EBITDA since then. Audit opinions as to the results reported during our last three fiscal years include going concern qualifications that suggest that we may be unable to meet obligations as they become due in the normal course of business. Our common stock was de-listed from the NASDAQ SmallCap Market in October 2000, and this de-listing technically and functionally terminated our equity line of credit provided under a Common Stock Purchase Agreement with Coxton Limited. Prior to modifications effective on March 29, 2003 to two financial covenants relating to minimum required operating cash flow levels specified in our Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002, we were in default of that Agreement with FINOVA. These factors have prevented us, and continue to prevent us, from obtaining any additional significant external funding. Accordingly, we can provide no assurance that we will be able to meet our reduced debt service requirements, that we will be able to acquire sufficient pagers to fully meet demand for either new business or retention of existing subscribers who require replacement units from time to time, that we will be able to optimize our communications network, or to invest in marketing initiatives for paging or other communications services. We believe that our business plan as a niche one-way paging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on the factors noted above which are largely beyond our unilateral control.

      In consideration of our ongoing losses, limited liquid resources, and the ongoing lack of available additional funding, we can provide no assurance that the terms and requirements of our financial restructuring, and future amendments that may be agreed between the parties, if any, will be sufficient to the extent necessary to execute our current business plan or ensure our ability to continue as a going concern. Our ability to continue as a going concern and execute our one-way paging business plan is dependent on industry and technological factors that are beyond our unilateral control. That ability to continue operating is heavily dependent on our ongoing ability to generate sufficient cash flows to service our debt and pay our vendors in a timely manner, to continue to be provided with uninterrupted supplies and services from our vendors, to retain employees and to continue to reduce operating expenses and limit capital expenditures. Although the recent completion of the realignment of our debt and equity structure provides Aquis and its primary lender/equity holders with an attractive opportunity to maximize the return on invested funds, it does not guarantee future profitability or cash flows sufficient to ensure our ability to carry out our business plan.

Seasonality

      Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

      Our $7,000,000 Senior Secured Promissory Note carries a floating interest rate that is 3.5% over the Citibank Corporate Base Rate, subject to a minimum of 9%. As of March 31, 2003, the effective rate on this debt was that 9% minimum. Based on the outstanding principal balance of $6,750,000 at that date, an interest rate increase or decrease of 2% over the minimum rate would result in a change in annual interest expenses of about $135,000. All other debt obligations at March 31, 2003 provide fixed interest rates. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2003, Aquis had no other significant material exposure to market risk.

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

                           Part II - Other Information

Item 1   Legal Proceedings.

There were no significant legal proceedings involving the Company at May 14, 2003.


Item 2   Changes in Securities and Use of Proceeds.   None.


Item 3   Defaults Upon Senior Securities.


Effective March 29, 2003, Aquis received approval from FINOVA of its earlier request to modify two of its financial covenants relating to minimum required operating cash flow levels specified in its Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002 (the "Loan Agreement"). Prior to FINOVA's agreement to grant those modifications, Aquis was in default of that Loan Agreement. The modifications included a change in the maximum permitted senior leverage ratio for 2003 from 2.35 to 1as originally specified by Section
7.19 of the August 2002 Loan Agreement, to 4.60 to 1 for that time period. Also included was a change in minimum operating cash flows required for each quarter by Section 7.20 of the Loan Agreement to more closely match the expected capabilities of the Company's 2003 business plan. Additional details are included in the First Amendment to the Second Amended and Restated Loan Agreement that is filed as an exhibit to this Form 10Q. All payments of interest and principal due during 2003, to the date of this filing, have been made as scheduled.


Item 4   Submission of Matters to a Vote of Security Holders.  None


Item 5   Other Information.   None

Item 6   Exhibits and Reports on Form 8-K.

         (a) Exhibits

Exhibit No.:
----------------- ------------------------------------------------------------------------------------------------------------------
      3.1         Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Aquis' Proxy Statement dated March 11, 1999)
----------------- ------------------------------------------------------------------------------------------------------------------
      3.2         Bylaws of the Registrant (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration
                  No. 33-76744)
----------------- ------------------------------------------------------------------------------------------------------------------
      3.3         Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Aquis Communications Group,
                  Inc. dated as of December 11, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit 3.3)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.1         Form of Common Stock Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2,
                  Registration No. 33-76744)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.2         Form of Warrant Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2,
                  Registration No. 33-76744)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.3         Certificate of Designation, Preferences and Rights of 7 1/2% Redeemable Preferred Stock of Aquis Communications
                  Group, Inc. (incorporated by reference to Aquis' Current Report on Form 8-K dated February 15, 2000)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.4         Form of Series A Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert
                  Communications I, LLC (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended
                  December 31, 2002, filed with the Commission as Exhibit 4.4)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.5         Form of Series B Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert
                  Communications I, LLC (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended
                  December 31, 2002, filed with the Commission as Exhibit 4.5)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.6         Form of Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to AMRO International, S.A.
                  (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit 4.6)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.7         Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock and Series B
                  Redeemable Preferred Stock of Aquis Communications Group, Inc. dated August 6, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as
                  Exhibit 4.7)
----------------- ------------------------------------------------------------------------------------------------------------------
     10.17        First Amendment to Second Amended and Restated Loan Agreement effective March 29, 2003  by and among Aquis
                  Wireless Communications, Inc. and FINOVA Capital Corporation  (filed herewith)
----------------- ------------------------------------------------------------------------------------------------------------------
      99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
----------------- ------------------------------------------------------------------------------------------------------------------
      99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
----------------- ------------------------------------------------------------------------------------------------------------------

         (b) Reports on Form 8-K: none

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

          Name                          Title                       Date
          ----                          -----                       ----

 /s/ Alex E. Stillwell
--------------------------
   Alex E. Stillwell      Chief Executive Officer and Director    May 14, 2003


 /s/ D. Brian Plunkett
--------------------------
   D. Brian Plunkett      Chief Financial Officer                 May 14, 2003

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

Date:    May 14, 2003

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

Date:    May 14, 2003


                                                     /s/ D. Brian Plunkett
                                                  ------------------------------
                                                  Name:  D. Brian Plunkett
                                                  Title: Chief Financial Officer

                                  Exhibit Index

Exhibit Number
--------------
(Referenced to
 Item 601 of
Regulation S-K)                     Description
                                    -------------
----------------- ------------------------------------------------------------------------------------------------------------------
      3.1         Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Aquis' Proxy Statement dated March 11, 1999)
----------------- ------------------------------------------------------------------------------------------------------------------
      3.2         Bylaws of the Registrant (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration
                  No. 33-76744)
----------------- ------------------------------------------------------------------------------------------------------------------
      3.3         Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Aquis Communications Group,
                  Inc. dated as of December 11, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit 3.3)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.1         Form of Common Stock Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2,
                  Registration No. 33-76744)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.2         Form of Warrant Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2,
                  Registration No. 33-76744)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.3         Certificate of Designation, Preferences and Rights of 7 1/2% Redeemable Preferred Stock of Aquis Communications
                  Group, Inc. (incorporated by reference to Aquis' Current Report on Form 8-K dated February 15, 2000)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.4         Form of Series A Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert
                  Communications I, LLC (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended
                  December 31, 2002, filed with the Commission as Exhibit 4.4)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.5         Form of Series B Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert
                  Communications I, LLC (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended
                  December 31, 2002, filed with the Commission as Exhibit 4.5)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.6         Form of Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to AMRO International, S.A.
                  (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit 4.6)
----------------- ------------------------------------------------------------------------------------------------------------------
      4.7         Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock and Series B
                  Redeemable Preferred Stock of Aquis Communications Group, Inc. dated August 6, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as
                  Exhibit 4.7)
----------------- ------------------------------------------------------------------------------------------------------------------
     10.17        First Amendment to Second Amended and Restated Loan Agreement effective March 29, 2003  by and among Aquis
                  Wireless Communications, Inc. and FINOVA Capital Corporation  (filed herewith)
----------------- ------------------------------------------------------------------------------------------------------------------
      99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
----------------- ------------------------------------------------------------------------------------------------------------------
      99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
----------------- ------------------------------------------------------------------------------------------------------------------