Form 10-Q/A
period 2003-06-30
AQUIS COMMUNICATIONS GROUP INC
filed 2003-10-03
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         Amendment No. 1 to Form 10-Q on
                                   FORM 10-Q/A


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

                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                                 22-3281446
-------------------------------------------------------------            ------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

1719A Route 10, Suite 300, Parsippany, NJ                                07054
-------------------------------------------------------------            ------------------------------
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

                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                               AMENDMENT No. 1 TO
                          QUARTERLY REPORT ON FORM 10-Q

The Registrant hereby amends and restates in their entirety Part I, Item 1, Financial Statements, and Part II, Item 6, Exhibits and Reports on Form 8-K of its Quarterly Report on Form 10-Q for the period ended June 30, 2003 to correct the reported total of Prepaid expenses and other current assets included in its Consolidated Balance Sheet for the period then-ended. The consolidated financial statements and notes thereto filed herewith reflect no other changes from the consolidated financial statements and notes thereto filed with the Form 10-Q on August 14, 2003.


                          INDEX TO FINANCIAL STATEMENTS





Part I   Financial Information:

Item 1 - Financial Statements:
          Consolidated Balance Sheets at June  30, 2003 and December 31, 2002 ...............................................      3
          Consolidated Statements of Operations for the Three and Six Month Periods ended June 30, 2003 and 2002.............      4
          Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2003 and 2002.......................      5
          Notes to Consolidated Financial Statements.........................................................................      6



Part II  Other Information:

Item 6 - Exhibits and Reports on Form 8-K....................................................................................      9

Signatures...................................................................................................................     10

                         Part I - Financial Information

Item 1 - Financial Statements

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)



                                                                                                      June 30,       December 31,
                                                                                                        2003             2002
                                                                                                   ---------------  ---------------
                                                                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................................         $1,184           $1,259
  Accounts receivable (net of allowances of $310 and $686, respectively)..........................            368              610
  Inventory, net..................................................................................            429              356
  Prepaid expenses and other current assets.......................................................            392              196
                                                                                                   ---------------  ---------------


      Total current assets........................................................................          2,373            2,421
Property and equipment, net.......................................................................          2,885            3,392
FCC licenses and State certificates, net..........................................................          1,574            1,759
Deferred charges and other assets.................................................................             42               55
                                                                                                   ---------------  ---------------


        Total assets..............................................................................         $6,874           $7,627
                                                                                                   ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt............................................................           $898             $912
  Accounts payable and accrued expenses...........................................................          1,756            1,811
  Deferred revenue................................................................................            287              331
  Customer deposits...............................................................................            191              211
                                                                                                   ---------------  ---------------


      Total current liabilities...................................................................          3,132            3,265

Long term debt....................................................................................         13,153           13,708
                                                                                                   ---------------  ---------------


Total liabilities.................................................................................         16,285           16,973
                                                                                                   ---------------  ---------------


Commitments and contingencies

Series B Redeemable 10% Preferred Stock, $0.01 par value, 301 shares authorized,
300.01 shares issued and outstanding at June 30, 2003 and December 31, 2002.......................            540              540
                                                                                                   ---------------  ---------------

Stockholders' equity:
  Common stock, $0.01 par value, 451,000,000 shares authorized, 179,611,939 shares issued and
  outstanding at June 30, 2003 and December 31, 2002..............................................            184              184
  Additional paid-in capital......................................................................         17,883           17,883
  Accumulated deficit.............................................................................        (28,018)         (27,953)
                                                                                                   ---------------  ---------------


  Net stockholders' equity........................................................................         (9,951)          (9,886)
                                                                                                   ---------------  ---------------


        Total liabilities and stockholders' equity................................................         $6,874           $7,627
                                                                                                   ===============  ===============





              The accompanying notes are an integral part of these
                             financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)






                                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                                 ---------------------------        -------------------------
                                                                     2003            2002           2003           2002
                                                                 -----------      ----------   -----------      ----------

Revenues:
  Paging services, rent and maintenance......................        $ 2,900         $ 3,393       $ 5,923         $ 7,076
  Equipment sales............................................            156              68           221             130
                                                                 -----------      ----------   -----------      ----------


       Total revenues........................................          3,056           3,461         6,144           7,206
                                                                 -----------      ----------   -----------      ----------

Operating expenses:
  Cost of paging services excluding depreciation.............          1,323           1,596         2,752           3,235
  Cost of equipment sold excluding depreciation..............             29              31            49              61
  Selling and marketing......................................            539             369           938             776
  General and administrative.................................            862             912         1,747           1,867
  Depreciation and amortization..............................            494             603           922           1,323
  Provision for (recovery of) doubtful account expenses......           (274)            221          (119)            438
                                                                 -----------      ----------   -----------      ----------


       Total operating expenses..............................          2,973           3,732         6,289           7,700
                                                                 -----------      ----------   -----------      ----------



Operating income (loss)......................................             83            (271)         (145)           (494)

Interest expense, net........................................            (30)           (908)          (27)         (1,765)
Gain (loss) on sale of assets................................             (8)            (25)          107             (73)
                                                                 -----------      ----------   -----------      ----------



Net income (loss)............................................             45          (1,204)          (65)         (2,332)



Preferred stock dividends....................................              _             (28)            _             (56)
                                                                 -----------      ----------   -----------      ----------


Income (loss) attributable to common stockholders............        $    45         $(1,232)      $   (65)        $(2,388)
                                                                 ===========      ==========   ===========      ==========

NET LOSS PER COMMON SHARE:
  Basic and diluted..........................................        $(0.000)        $(0.068)      $(0.001)        $(0.132)



Weighted average common shares outstanding...................    179,611,939      18,158,767   179,611,939      18,158,767



              The accompanying notes are an integral part of these
                             financial statements.

  AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (UNAUDITED; IN THOUSANDS)





                                                                                               Six Months Ended June 30,
                                                                                                2003              2002
                                                                                            --------------     ------------

Cash flows from operating activities:
  Net loss......................................................................                    $(65)          $(2,332)
  Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization.................................................                     922             1,323
  Provision for (recovery of) doubtful accounts.................................                    (119)              438
  Capitalized interest..........................................................                      15                15
   (Gain)loss on sale of property and equipment.................................                    (107)               73
   Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable........................................................                     361               300
     Inventory..................................................................                    (376)             (608)
     Prepaid expenses and other current assets..................................                    (139)             (262)
     Accounts payable and accrued expenses......................................                     (55)            1,240
     Deferred revenues and customer deposits....................................                     (64)              (89)
                                                                                            --------------     ------------


  Net cash provided by operating activities.....................................                     373                98
                                                                                            --------------     ------------



Cash flows from investing activities:
  Acquisition of property, equipment and intangible assets......................                     (48)             (371)
  Sale of property and equipment................................................                     184             1,176
                                                                                            --------------     ------------


  Net cash provided by investing activities.....................................                     136               805
                                                                                            --------------     ------------



Cash flows from financing activities:
  Payments made on long term obligations........................................                    (584)              (14)
  Deferred financing and stock registration costs...............................                     ---              (695)
                                                                                            --------------     ------------


  Net cash used by financing activities.........................................                    (584)             (709)
                                                                                            --------------     ------------



Net increase (decrease) in cash and cash equivalents............................                     (75)              194
Cash and cash equivalents - beginning of period.................................                   1,259             1,084
                                                                                            --------------     ------------


Cash and cash equivalents - end of period.......................................                  $1,184            $1,278
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


7. SUPPLEMENTAL CASH FLOW DATA:

         The table below provides supplemental information to the consolidated statements of cash flows:

                                                            June 30,
                                                      2003             2002
                                                 ---------------   -------------

Cash paid for interest........................        $ 36             $ 162
Cash paid for taxes...........................        $ _               $ _


        In addition to the interest paid during the six months ended June 30, 2003 that is shown above, Aquis also paid $565 to FINOVA that was applied against the outstanding balance of the Tranche A note. In accordance with SFAS 15 and as discussed elsewhere in these footnotes, the recorded balance of that liability includes the note principal and related interest-based cash flow requirements. The payments of $565 to FINOVA during this period included amounts characterized as note principal totaling $250, and interest-based obligations of $315. Subsequent to the balance sheet date, the payment due in July 2003 of $154 was also paid to FINOVA.

                           Part II - Other Information

Item 6 Exhibits and Reports on Form 8-K.

       (a) Exhibits

Exhibit No.:
------------------------------------------------------------------------------------------------------------------------------------
      3.1         Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Aquis' Proxy Statement dated March 11, 1999)
------------------------------------------------------------------------------------------------------------------------------------
      3.2         Bylaws of the Registrant (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration
                  No. 33-76744)
------------------------------------------------------------------------------------------------------------------------------------
      3.3         Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Aquis Communications Group,
                  Inc. dated as of December 11, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit 3.3)
------------------------------------------------------------------------------------------------------------------------------------
      4.1         Form of Common Stock Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2,
                  Registration No. 33-76744)
------------------------------------------------------------------------------------------------------------------------------------
      4.2         Form of Warrant Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2,
                  Registration No. 33-76744)
------------------------------------------------------------------------------------------------------------------------------------
      4.3         Certificate of Designation, Preferences and Rights of 7 1/2% Redeemable Preferred Stock of Aquis Communications
                  Group, Inc. (incorporated by reference to Aquis' Current Report on Form 8-K dated February 15, 2000)
------------------------------------------------------------------------------------------------------------------------------------
      4.4         Form of Series A Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert
                  Communications I, LLC (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended
                  December 31, 2002, filed with the Commission as Exhibit 4.4)
------------------------------------------------------------------------------------------------------------------------------------
      4.5         Form of Series B Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert
                  Communications I, LLC (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended
                  December 31, 2002, filed with the Commission as Exhibit 4.5)
------------------------------------------------------------------------------------------------------------------------------------
      4.6         Form of Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to AMRO International, S.A.
                  (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit 4.6)
------------------------------------------------------------------------------------------------------------------------------------
      4.7         Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock and Series B
                  Redeemable Preferred Stock of Aquis Communications Group, Inc. dated August 6, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit 4.7)
------------------------------------------------------------------------------------------------------------------------------------
      31.1        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
------------------------------------------------------------------------------------------------------------------------------------
      31.2        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
------------------------------------------------------------------------------------------------------------------------------------
       32         Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
------------------------------------------------------------------------------------------------------------------------------------



         (b) Reports on Form 8-K: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized:


           Name                               Title                                 Date
           ----                               -----                                 ----

   /s/ Brian M. Bobeck
---------------------------
     Brian M. Bobeck               Chief Executive Officer and President        October 2, 2003


  /s/ D. Brian Plunkett
---------------------------
     D. Brian Plunkett              Chief Financial Officer                     October 2, 2003

                                  Exhibit Index


Exhibit Number
(Referenced to
Item 601 of
Regulation S-K)                      Description
                                    -------------


      3.1         Certificate of Amendment to Restated Certificate of
                  Incorporation of the Registrant (incorporated by reference to
                  Aquis' Proxy Statement dated March 11, 1999)
--------------------------------------------------------------------------------
      3.2         Bylaws of the Registrant (incorporated by reference to Aquis'
                  Registration Statement on Form SB-2, Registration No.
                  33-76744)
--------------------------------------------------------------------------------
      3.3         Certificate of Amendment of the Amended and Restated
                  Certificate of Incorporation of Aquis Communications Group,
                  Inc. dated as of December 11, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended
                  December 31, 2002, filed with the Commission as Exhibit 3.3)
--------------------------------------------------------------------------------
      4.1         Form of Common Stock Certificate (incorporated by reference to
                  Aquis' Registration Statement on Form SB-2, Registration No.
                  33-76744)
--------------------------------------------------------------------------------
      4.2         Form of Warrant Certificate (incorporated by reference to
                  Aquis' Registration Statement on Form SB-2, Registration No.
                  33-76744)
--------------------------------------------------------------------------------
      4.3         Certificate of Designation, Preferences and Rights of 7 1/2%
                  Redeemable Preferred Stock of Aquis Communications Group, Inc.
                  (incorporated by reference to Aquis' Current Report on Form
                  8-K dated February 15, 2000)
--------------------------------------------------------------------------------
      4.4         Form of Series A Common Stock Purchase Warrant of Aquis
                  Communications Group, Inc. issued to Desert Communications I,
                  LLC (incorporated by reference to Aquis' Annual Report on Form
                  10-K for the year ended December 31, 2002, filed with the
                  Commission as Exhibit 4.4)
--------------------------------------------------------------------------------
      4.5         Form of Series B Common Stock Purchase Warrant of Aquis
                  Communications Group, Inc. issued to Desert Communications I,
                  LLC (incorporated by reference to Aquis' Annual Report on Form
                  10-K for the year ended December 31, 2002, filed with the
                  Commission as Exhibit 4.5)
--------------------------------------------------------------------------------
      4.6         Form of Common Stock Purchase Warrant of Aquis Communications
                  Group, Inc. issued to AMRO International, S.A. (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit
                  4.6)
--------------------------------------------------------------------------------
      4.7         Certificate of Designation, Preferences and Rights of Series A
                  Convertible Preferred Stock and Series B Redeemable Preferred
                  Stock of Aquis Communications Group, Inc. dated August 6, 2002
                  (incorporated by reference to Aquis' Annual Report on Form
                  10-K for the year ended December 31, 2002, filed with the
                  Commission as Exhibit 4.7)
--------------------------------------------------------------------------------
      31.1        Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
--------------------------------------------------------------------------------
      31.2        Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
--------------------------------------------------------------------------------
       32         Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed
                  herewith)
--------------------------------------------------------------------------------