Form 10-Q
period 2003-09-30
AQUIS COMMUNICATIONS GROUP INC
filed 2003-11-14
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________
Commission File Number: 000-33343

                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                  22-3281446
--------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

1719A Route 10, Suite 300, Parsippany, NJ                    07054
------------------------------------------               ---------------
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

                                 Yes | | No |X|

As of November 1, 2003 there were 179,611,939 shares of the Registrant's Common Stock outstanding.

                          INDEX TO FINANCIAL STATEMENTS
                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES



Part I   Financial Information:

Item 1 - Financial Statements:
          Consolidated Balance Sheets at September 30, 2003 and December 31, 2002 ...........................................    3
          Consolidated Statements of Operations for the Three and Nine Month Periods ended September 30, 2003 and 2002.......    4
          Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 2003 and 2002.................    5
          Notes to Consolidated Financial Statements.........................................................................    6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............................    9

Item 3 - Quantitative and Qualitative Disclosures About Market Risks.........................................................   15

Item 4 - Controls and Procedures.............................................................................................   15



Part II  Other Information:

Item 1 - Legal Proceedings...................................................................................................   16

Item 2 - Changes in Securities and Use of Proceeds...........................................................................   16

Item 3 - Default Upon Senior Securities......................................................................................   16

Item 4 - Submission of Matters to a Vote of Security Holders.................................................................   16

Item 5 - Other Information...................................................................................................   16

Item 6 - Exhibits and Reports on Form 8-K....................................................................................   16

Signatures...................................................................................................................   17

                         Part I - Financial Information

Item 1 - Financial Statements

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                                   September 30,     December 31,
                                                                                                       2003              2002
                                                                                                  ----------------  ---------------
                                                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .................................................................        $  1,366         $  1,259
  Accounts receivable (net of allowances of $200 and $686, respectively) ....................             320              610
  Inventory, net ............................................................................             304              356
  Prepaid expenses and other current assets .................................................             362              196
                                                                                                     --------         --------

      Total current assets ..................................................................           2,352            2,421
Property and equipment, net .................................................................           2,539            3,392
FCC licenses and State certificates, net ....................................................           1,519            1,759
Deferred charges and other assets ...........................................................              55               55
                                                                                                     --------         --------
        Total assets ........................................................................        $  6,465         $  7,627
                                                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt ......................................................        $    890         $    912
  Accounts payable and accrued expenses .....................................................           1,665            1,811
  Deferred revenue ..........................................................................             288              331
  Customer deposits .........................................................................             182              211
                                                                                                     --------         --------
      Total current liabilities .............................................................           3,025            3,265

Long term debt ..............................................................................          13,031           13,708
                                                                                                     --------         --------
Total liabilities ...........................................................................          16,056           16,973
                                                                                                     --------         --------

Commitments and contingencies

Series B Redeemable 10% Preferred Stock, $0.01 par value, 301 shares authorized,
  300.01 shares issued and outstanding at September 30, 2003 and December 31, 2002 ..........             540              540
                                                                                                     --------         --------

Stockholders' equity:
  Common stock, $0.01 par value, 451,000,000 shares authorized, 179,611,939 shares issued and
    outstanding at September 30, 2003 and December 31, 2002 .................................             184              184
  Additional paid-in capital ................................................................          17,883           17,883
  Accumulated deficit .......................................................................         (28,198)         (27,953)
                                                                                                     --------         --------
  Net stockholders' equity ..................................................................         (10,131)          (9,886)
                                                                                                     --------         --------
        Total liabilities and stockholders' equity ..........................................        $  6,465         $  7,627
                                                                                                     ========         ========





              The accompanying notes are an integral part of these
                             financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)




                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                       September 30,
                                                                -------------------------------     -------------------------------
                                                                     2003              2002             2003               2002
                                                                -------------     -------------     -------------     -------------
Revenues:
  Wireless messaging services, rent and maintenance .........   $       2,660     $       3,257     $       8,583     $      10,333
  Equipment sales ...........................................             139                69               360               199
                                                                -------------     -------------     -------------     -------------
       Total revenues .......................................           2,799             3,326             8,943            10,532
                                                                -------------     -------------     -------------     -------------

Operating expenses:
  Cost of wireless messaging services excluding depreciation            1,204             1,570             3,956             4,805
  Cost of equipment sold excluding depreciation .............             107                29               156                90
  Selling and marketing .....................................             390               377             1,328             1,153
  General and administrative ................................             835               866             2,582             2,735
  Depreciation and amortization .............................             412               580             1,334             1,903
  Provision for (recovery of) doubtful account expenses .....             (48)              207              (167)              645
  Recovery of communications costs ..........................               _              (222)                _              (222)
                                                                -------------     -------------     -------------     -------------
       Total operating expenses .............................           2,900             3,407             9,189            11,109
                                                                -------------     -------------     -------------     -------------

Operating income (loss) .....................................            (101)              (81)             (246)             (577)

Interest expense, net .......................................               _              (730)              (27)           (2,493)
Gain (loss) on sale of assets ...............................             (79)               (9)               28               (82)
                                                                -------------     -------------     -------------     -------------
Income (loss) before extraordinary item .....................            (180)             (820)             (245)           (3,152)
Extraordinary item: gain on troubled debt restructuring .....               _            22,071                 _            22,071
                                                                -------------     -------------     -------------     -------------

Net income (loss) ...........................................            (180)           21,251              (245)           18,919
Preferred stock dividends ...................................               _               (13)                _               (69)
                                                                -------------     -------------     -------------     -------------

Income (loss) attributable to common stockholders ...........   $        (180)    $      21,238     $        (245)    $      18,850
                                                                =============     =============     =============     =============

NET LOSS PER COMMON SHARE, basic and diluted:
  Extraordinary item ........................................   $           _     $        1.22     $        -        $        1.22
  Attributable to common stockholders .......................   $      (0.001)    $        1.17     $      (0.001)    $        1.04



Weighted average common shares outstanding ..................     179,611,939        18,158,767       179,611,939        18,158,767





              The accompanying notes are an integral part of these
                             financial statements.

 AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (UNAUDITED; IN THOUSANDS)



                                                                                       Nine Months Ended September 30,
                                                                                           2003               2002
                                                                                       ------------       ------------
Cash flows from operating activities:
  Net loss ......................................................................        $   (245)          $ 18,919
  Adjustments to reconcile net loss to net cash provided by operating activities:
  Gain on restructuring of debt and equity ......................................               _            (22,071)
  Depreciation and amortization .................................................           1,334              1,903
  Provision for (recovery of) doubtful accounts .................................            (167)               645
  Inventory valuation allowance .................................................             (83)               150
  Capitalized interest ..........................................................              22                 22
   (Gain)loss on sale of property and equipment .................................             (28)                82
   Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable ........................................................             457                434
     Inventory ..................................................................            (374)              (847)
     Prepaid expenses and other current assets ..................................            (110)              (101)
     Accounts payable and accrued expenses ......................................            (146)             1,537
     Deferred revenues and customer deposits ....................................             (72)               (70)
                                                                                         --------           --------
  Net cash provided by operating activities .....................................             588                603
                                                                                         --------           --------
  Acquisition of property, equipment and intangible assets ......................             (90)              (482)
  Sale of property and equipment ................................................             357              1,234
                                                                                         --------           --------
  Net cash provided by investing activities .....................................             267                752
                                                                                         --------           --------
Cash flows from financing activities:
  Payments made on long term obligations ........................................            (748)               (20)
  Deferred financing and stock registration costs ...............................            --               (1,431)
                                                                                         --------           --------
  Net cash used by financing activities .........................................            (748)            (1,451)
                                                                                         --------           --------
Net increase (decrease) in cash and cash equivalents ............................             107                (96)
Cash and cash equivalents - beginning of period .................................           1,259              1,084
                                                                                         --------           --------
Cash and cash equivalents - end of period .......................................        $  1,366           $    988
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




1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

         Aquis Communications Group, Inc. ("Aquis" or the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, Aquis provides traditional one-way wireless alpha and numeric messaging services in the Northeast and Mid-Atlantic regions of the United States, from Boston to Virginia, including the District of Columbia, and covering portions of nine states. The Company also resells nationwide and regional messaging services, and offers alpha dispatch, news and other messaging enhancements. Its customers include businesses, government agencies, healthcare organizations and providers, individuals and resellers.

         The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of September 30, 2003 and December 31, 2002, and the consolidated results of operations and the related consolidated cash flows for the three and nine month periods ended September 30, 2003 and 2002. The balance sheet for the end of the preceding fiscal year has been derived from the Company's audited balance sheet at December 31, 2002 contained in the Company's Form 10-K and is provided for comparative purposes. All other financial statements are unaudited. In management's opinion, all adjustments have been made which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

         Aquis' consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, Aquis has a history of losses before extraordinary items, continuing working capital deficits, and its common stock was de-listed from the NASDAQ SmallCap Market and now trades on the OTC Bulletin Board under the symbol AQIS.OB. These factors, which are ongoing through the current reporting period, have impaired Aquis' liquidity, diminished Aquis' ability to raise additional funding through debt or equity offerings, resulted in the technical and functional termination of the right or ability of Aquis to obtain funding under its equity line of credit with Coxton Limited, and led to the Company's defaults under its loan agreements with FINOVA Capital Corporation ("FINOVA") and AMRO International S.A. ("AMRO"). As a result of these historical liquidity and profitability deficiencies, Aquis and certain creditors effected a restructuring of the Company's debt and equity in August 2002, providing reduced debt obligations in exchange for equity securities that provided FINOVA and AMRO with equity interests of 79.99% and 9.9%, respectively. Effective March 29, 2003, Aquis was granted modifications to two of its financial covenants relating to minimum required operating cash flow levels specified in its Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002. Prior to those modifications Aquis was in default of that Agreement with FINOVA. The Company's financial condition and history continue to limit its ability to obtain any significant third party funding.

         Aquis operates in a highly competitive wireless messaging marketplace in which at least four of the industry's largest wireless messaging operators have sought bankruptcy protection as a result of a shrinking market, intense price competition and competition with other technologically advanced services, such as cellular communications. The Company has designed its business plans and sales strategies to respond to the challenges of its industry, its service marketplace and its own financial condition. However, Aquis can provide no assurance that its financial restructuring, its ability to effectively gain market share in a declining wireless messaging marketplace at sufficiently profitable margins, its ability to generate sufficient cash from operations to meet operating obligations in a timely manner, availability of continuing supplies of goods and services from key vendors, or its ongoing ability to limit or reduce operating costs and capital requirements will be adequate to ensure any ability to continue as a going concern. In the event that cash flow needs cannot be met or that future defaults, if any, cannot be cured and demand is made for payment of the outstanding debt, Aquis does not believe that its resources will be sufficient to meet such a demand, and the Company would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code.

2. MERGERS, ACQUISITIONS AND DISPOSITIONS:

  SourceOne Wireless:

         During 2001, Aquis negotiated the sale of its Midwest wireless messaging assets. A related Escrow Agreement was funded on October 18, 2001, at which time Aquis relinquished its rights in the subsequent revenues and expenses of that operation. Release from escrow of the proceeds to Aquis was held pending the FCC's approval of the transfer of the related communications licenses. Such release was authorized in January 2002 and proceeds of $1,010 were delivered to Aquis and are reflected in the Company's cash flows for the period ending September 30, 2002.

3. INTANGIBLE ASSETS:

         Aquis reviews its assets for impairment annually or when events or changes in circumstances indicate their carrying value may not be recoverable in the normal course of business. Accordingly, during 2000 and 2001, Aquis recognized charges for impairment of the carrying value of its FCC licenses and State certificates, and its Midwest wireless messaging assets in amounts totaling $14,069 during that two year period. These charges were required as the result of the Company's ongoing losses, its forecasts for continuing losses at the time, its defaults under its loan agreements as described in more detail elsewhere herein, the declining wireless messaging market, the sale of its Midwest wireless messaging assets, and the decision to further consolidate its wireless messaging operations over time into its 900mHz network. The amount of the losses was based on the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20% and the net realizable value of the Midwest assets sold. The resulting adjusted carrying value is believed by management to approximate the realizable value of these assets at that time. As a result of these past write downs and certain fully amortized customer lists, amortization expenses for the three and nine-month periods ended September 30, 2003 have declined from earlier comparative periods accordingly. At September 30, 2003, Aquis' net intangible assets consist primarily of its FCC licenses and its State certificates.

4. DEFERRED CHARGES:

         Through August 2002, the Company deferred all costs that were incurred in connection with the restructuring of its debt and equity. These were fees paid for investment banking, consultation and legal costs directly related to this effort. Such capitalized costs were charged against earnings when its debt and equity restructuring was completed and the related gain was recorded in 2002.

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

         Pursuant to the terms of the Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002 (the "Loan Agreement") as modified by the First Amendment to the Second Amended and Restated Loan Agreement effective March 29, 2003, Aquis is subject to specified financial performance and expenditure-limiting covenants. Those March 2003 modifications primarily effected two financial covenants relating to minimum required operating cash flow levels specified in the Loan Agreement. Prior to those modifications, Aquis was in default of that Agreement with FINOVA. As of September 30, 2003, Aquis has met these modified financial covenants. However, as a result of Aquis' current financial results, recent business trends, and other factors, the management of Aquis can give no assurance that Aquis will meet operating cash flow covenants through December 31, 2003.

         As a result of continued weak demand for wireless messaging and related services, related pricing pressures and the slower-than-expected expansion of its sales force and development of its marketing strategies and tools, the declining trend of Aquis' subscriber base and revenue targets has not been reversed, although the rate of decline has been slowed. Further, neither of these two key indicators has met targeted results anticipated in initial business plans for the periods ended September 30, 2003, although the Company's cost containment and reduction efforts have enabled cash requirements to be met. For the near-term, management expects to be able to meet debt service requirements with cash provided by operations. Should Aquis be unable to meet these debt service requirements or its financial covenants, if any defaults that may arise cannot be cured timely, or if additional loan modifications cannot be secured as may be needed, the Company could again fail to meet the requirements of its Loan Agreement, as amended, and FINOVA could, in its sole discretion, make demand for immediate payment of all outstanding obligations. Because Aquis' present financial and other resources are not expected to be sufficient to satisfy such a demand, available alternatives would be considered, including a voluntary filing for protection from its creditors under the US Bankruptcy Code. In the event of a bankruptcy filing, it is unlikely that any assets would remain for distribution to any creditors or equity holders other than FINOVA.

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

7. STOCK-BASED COMPENSATION:

         The Company follows the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB
25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and will be determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted during the nine-month periods ended September 30, 2003 or 2002. Accordingly, the pro forma net income or loss and the basic and diluted earnings or loss per share are identical to those as actually reported for both periods presented.

8. SUPPLEMENTAL CASH FLOW DATA:

         The table below provides supplemental information to the consolidated statements of cash flows:

                                                                                         September 30,
                                                                                     2003             2002
                                                                                ---------------   --------------

Cash paid for interest ......................................................        $ 38            $   170
Cash paid for taxes .........................................................        $ _             $     _
Vehicle acquired for debt ...................................................        $ 27            $    54
Obligations cancelled in  connection with restructuring .....................        $ _             $38,265
Obligations incurred in connection with restructuring .......................        $ _             $14,621
Value ascribed to stock and warrants issued in connection with restructuring         $ _             $   179


        In addition to the interest of $6 and loan modification fees of $32 paid during the nine months ended September 30, 2003 that is shown above, Aquis also paid $718 to FINOVA that was applied against the outstanding balance of the Tranche A note. In accordance with SFAS 15, the recorded balance of that liability includes the note principal and related interest-based cash flow requirements. The payments of $718 to FINOVA during this period included amounts characterized as note principal totaling $250, and interest-based obligations of $468. Subsequent to the balance sheet date, the payment due in October 2003 of $155 was also paid to FINOVA.

         Obligations incurred in connection with the restructuring during the quarter ended September 30, 2002 included $4,320.7 million as required under SFAS 15 representing capitalized interest costs. Accordingly, such liabilities are reduced at the time related payments are made, as noted above.

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

         This quarterly report on Form 10-Q contains forward-looking statements made by the Company's management that are based on current expectations, estimates and projections about the industries in which the Company operates and management's beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. These forward-looking statements are subject to risks and uncertainties including those related to availability of cash from operations when needed in sufficient amounts, availability of credit at acceptable terms as may be required, reliance on other messaging companies that themselves have experienced significant financial challenges, price and technological competition, satellite failures, dependence on key management personnel, regulatory changes, litigation and other factors that may effect the implementation of our business plans. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


Overview

         We operate regional one-way wireless messaging systems in the Northeast and Mid-Atlantic regions of the United States, providing wireless alpha and numeric messaging services from Virginia to Boston and including the District of Columbia, covering portions of nine states. Our networks utilize either 900mHz or VHF frequencies under licenses subject to FCC regulations. We also resell nationwide and regional one-way and two-way services, offer alpha dispatch, and news and other messaging enhancements, and have begun to offer consulting and technical services related to Internet connectivity, interactive messaging, and data circuitry. Customers include businesses, government agencies, healthcare organizations and providers, individual users and resellers.

         We have adapted our business plans and strategies to the declining wireless messaging market and our own limited resources. Beginning in April 2000, our strategy shifted from acquiring new businesses to focusing on internal growth, integrating acquired operations and achieving operating efficiencies. In January 2002, we completed the sale of our wireless messaging assets in the Midwest region of the United States and used the proceeds to pay down creditors and for other operating and working capital purposes. In August 2002, we completed the restructuring of our debt and equity (the "Restructuring"). Current plans include continuing consolidation of our network frequencies and supporting infrastructure, the recent launch of the aforementioned new service offerings, acquisition of reseller customer bases without significant cash outlays when advantageous to both our resellers and our own objectives, continued strategic development of our sales organization, continued right-sizing of our internal support and administrative organizations, and other cost-containment and reduction initiatives. We continue efforts to best tailor our plans to meet the requirements of our senior lender, other creditors and the markets in which we operate. However, our lack of any historical operating profitability and resulting lack of any new available sources of external third party funding have combined to limit our ability to grow this business and execute prior business plans to the extent or within the timeframes planned.

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

          In 2002, as a result of these liquidity and profitability deficiencies Aquis and certain creditors effected a restructuring of the Company's debt and equity, providing reduced debt obligations in exchange for equity securities that provided FINOVA and AMRO with equity interests of 79.99% and 9.9%, respectively. On August 12, 2002, after receiving FCC approval, the Restructuring took effect resulting in the cancellation of a significant portion of our debt in exchange for new notes and equity securities and effecting a change in control of Aquis. As a result, our senior secured lender, FINOVA Capital Corporation, acquired control of Aquis through our issuance of convertible preferred stock and warrants as part of this restructuring transaction. In addition, AMRO International, S.A., acquired a non-controlling equity interest in our Company, and holders of our 7.5% Redeemable Preferred Stock exchanged those shares for shares of Aquis' Series B 10% Redeemable Preferred Stock. FINOVA and AMRO also received notes in the combined face amount of $10 million. In exchange, all prior Aquis obligations to these parties, including accrued interest and dividends, were cancelled, resulting in the recognition during 2002 of an extraordinary gain on this troubled debt restructuring of $22,071,000. Consequently, as required under SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", Aquis recorded the debt issued pursuant to the restructuring to include obligations for future cash payments of both principal and interest. Accordingly, all payments of principal and interest made toward the surviving restructured debt obligations have been applied to reduce the total recorded debt. All of the Company's assets continue to serve as collateral for the secured notes under the restructuring. This restructuring improved our financial condition and reduced our debt service requirements, thereby allowing free cash flows to be reinvested in our business. However, significant financial risks continued, and in February 2003 we requested further modifications to our restructured financial covenants with FINOVA that would enable us to return to compliance. Effective March 29, 2003, we were granted modifications to two of the financial covenants relating to minimum required operating cash flow levels specified in our Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002. As of September 30, 2003, we met these modified financial covenants. However, as a result of Aquis' current financial results, recent business trends, and other factors, the management of Aquis can provide no assurance that we will meet operating cash flow or other covenants through December 31, 2003, although we do expect to meet our existing debt service requirements for the near-term and into 2004.

         We operate in a highly competitive wireless messaging marketplace in which at least four of the industry's largest wireless messaging operators have sought bankruptcy protection as a result of a shrinking market and intense price competition. We have designed and modified our business plans and sales strategies to respond to the challenges of our industry, our service markets and our financial condition. Throughout the periods covered by this report, continued weak demand for wireless messaging and related messaging services, related pricing pressures and the slower-than-expected development of our sales force and our marketing strategies and tools have combined to extend the declining trend of our subscriber base and revenue targets. Neither of these two key indicators has met targeted results anticipated in initial business plans for the periods ended September 30, 2003. Accordingly, we can provide no assurance that our financial restructuring, our ability to effectively gain market share in a declining wireless messaging marketplace at sufficiently profitable margins, our ability to generate sufficient cash from operations to meet operating obligations in a timely manner, availability of continuing supplies of goods and services from key vendors, or our ongoing ability to limit or reduce operating costs and capital requirements will be adequate to ensure our ability to continue as a going concern. In the event that cash flow needs cannot be met or that future defaults, if any, cannot be cured and demand is made for payment of the outstanding debt, management does not believe that its resources will be sufficient to meet such a demand, and under such circumstances we would consider appropriate responses which could include filing a request for protection under the US Bankruptcy Code. In the event of a bankruptcy filing, it is unlikely that any assets would remain for distribution to any creditors or equity holders other than FINOVA.


General

         We are a Northeastern United States provider of wireless messaging and other wireless messaging services and we market one-way wireless messaging service and equipment to customers directly and through resellers. Our subscribers either lease their pagers from us or purchase their device outright from us, commonly referred to as "COAM", or customer owned and maintained. We also offer a wide variety of messaging enhancements to wireless messaging subscribers, resell two-way wireless messaging services on a small scale, and offer consulting and technical services related to Internet connectivity, interactive messaging, and data circuitry.

         We generate a substantial majority of our revenue from fixed periodic fees for wireless messaging services that are not generally dependent on usage. Usage sensitive charges consist primarily of charges for messages exceeding the number included in a customer's fixed monthly rate plan, and fees charged to resellers for messages sent to the resellers' subscribers over Aquis' communication network on a per-character basis under a Telocator Networking Wireless messaging Protocol ("TNPP").

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

         This discussion should be read in conjunction with Aquis' consolidated financial statements and the notes thereto. Some of the following financial data is presented on a per subscriber or unit basis. Management believes that such a presentation is useful in understanding year-to-year comparative results by providing a meaningful basis for comparison, given the differences in business management and in the number of subscribers of other wireless messaging companies.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002


Units in Service

         Units in service totaled 129,000 and 178,000 at September 30, 2003 and 2002, respectively. During this period, approximately 36,000 net units in service with resellers were disconnected. Verizon Wireless, one of our largest resellers, reduced its units in service with us from about 20,000 units to approximately 11,000 units as the industry continued to decline. In addition, our low-cost, low-margin TNPP units declined similarly, from 18,000 units to approximately 10,000. Our overall average monthly churn rates during the nine months ended September 30, 2003 and 2002, were 4.5% and 5.2%, respectively. These rates were influenced by industry trends in a nationwide declining wireless messaging market, our own limited ability to procure and market wireless messaging units, and our ongoing efforts to consolidate our wireless messaging networks.

Revenues

         Service revenues for the nine months ended September 30, 2003 and 2002, were $8,583,000 and $10,333,000, respectively, a decrease of approximately $1,750,000 or about 16.9%. For the three months ended September 30, 2003 and 2002, respectively, the decline totaled approximately $597,000, or 18.3%. Continuing churn described above, and ongoing industry-wide pricing pressures contributed to this result. Declines were experienced in both our reseller business and our direct or end-user business. Reseller units in service during the three months ended September 30, 2003 and 2002, respectively, made up approximately 41% and 50% of the total units serviced and the resulting revenue decline accounted for about 32% of the total revenue decrease of $597,000 for the three-month periods, and approximately 37% for the nine-month periods. Resellers purchase Aquis' services in bulk and maintain their own billing, collections and customer service organizations and are therefore provided rates lower than those made available to Aquis' direct subscribers. The balance of the decrease in service revenue is attributed to the decline of our end-user business.

         Revenues from sales of wireless messaging equipment increased to $360,000 for the nine months ended September 30, 2003 from $199,000 for the same period in 2002. Approximately $110,000 of revenue was recorded during the second quarter as a result of the recognition of previously deferred charges to former subscribers for fully depreciated leased units that were not returned to us upon termination of service. Excluding these units, Aquis continued its strategy of marketing competitively-priced lower-cost units in 2003, selling approximately 400 more units during the three months ended September 30, 2003 at higher average pricing than during the third quarter of 2002. During the nine-month periods, nearly 1,300 more units were sold currently at higher average unit sales prices under this strategy.

Cost of Equipment Sales

         The cost of equipment sold during the periods ended September 30, 2003 and 2002, respectively, was $156,000 and $90,000 during the nine-month periods and $107,000 and $29,000 during the three-month periods. The previously described low-cost pager strategy and a greater proportion of sales of brand-new higher cost units combined to produce these results.

Cost of Wireless Messaging Services

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

         Total services costs decreased from $4,805,000 for the nine months ended September 30, 2002 to $3,956,000 during the corresponding period in 2003. Costs of third party wireless messaging carriers and dispatch service providers declined approximately 38.0%, or $462,000, to $755,000 from levels incurred during the nine-month period ended September 30, 2002. During the three months ended September 30, 2003, this third party service operating cost was reduced by approximately 40.8% compared to the corresponding year-earlier period. These cost reductions were achieved in part as the result of the continued focusing of our sales efforts more strictly on units serviced by our own networks and in part as a normal result of subscriber churn for these third party wireless messaging networks. We also reduced internal technical operating costs by about $387,000 during the nine-month periods through our continuing efforts to consolidate our wireless messaging networks and reduce such operating expenses. These cost savings resulted primarily from reductions of trunking costs and tower site rental expenses. This savings was partially offset by increased costs associated with maintenance of our now-older leased wireless messaging devices.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. Total costs during the current nine-month period increased, reaching $1,328,000 during 2003 from $1,153,000 during 2002, respectively. During the three-month periods, these expenses increased from $377,000 to $390,000. We invested in the development of our sales efforts by re-examining and re-designing our marketing plan to further define and target our key potential target markets during the first quarter of 2003 and by recruiting and hiring additional sales representatives. We also incurred approximately $83,000 of expenses during the quarter ended June 30, 2003 in connection with the conclusion of employment of our Vice-President of Sales. Partially offsetting these added expenses were lower commission expenses resulting from lower overall gross subscriber connection volume during the periods in 2003.

 General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased 5.5% or $151,000, from $2,735,000 during the nine months ended September 30, 2002 to $2,582,000 for the corresponding period of 2003. Similarly, a 3.6% expense reduction was realized during the three month period ended September 30, 2003 compared to the corresponding period in 2002. Continued customer support and service staff reductions, elimination of other administrative staff positions, lower liability insurance costs and lower costs to bill and distribute to a smaller customer base were all reduced as our customer base declined and our operations were correspondingly trimmed. These savings were partially offset by increased fees to Board members and other professionals for the strategic oversight of our business plans and operations.

Depreciation and Amortization

         Depreciation and amortization decreased to $1,334,000 for the nine months ended September 30, 2003 from $1,903,000 during the prior year nine-month period. During the three-month periods ended September 30, 2003 and 2002, respectively, such expenses totaled $412,000 and $580,000. Amortization of intangible assets decreased as a result of the full amortization during 2002 of certain intangible assets acquired in the merger with Paging Partners effected in March 1999. Depreciation expenses were also reduced during this time period resulting primarily from the disposal of excess transmitters and terminals that became available as we consolidated our wireless messaging networks.

Provision for (Recovery of) Doubtful Accounts

         Estimates used in determining the allowance for doubtful accounts are based on several factors, including receivable aging statistics and related historical trends, historical collections experience, write-off history, and other information that may be available and specific to any major account balances. Although write-offs of subscriber account balances have historically fallen within our estimates, we must adjust these estimates when actual collections or other circumstances change and support such adjustments. During 2003, we settled and collected certain charges for services that had aged beyond typical aging standards. As a result, previously estimated collections allowances were proven to be in excess of actual collections allowances required. Accordingly, during the three- month periods ended September 30 and June 30, 2003, we recognized the reversal of these excess collections allowances, resulting in the recoveries reported in our statement of operations for the three-month and nine-month periods ended September 30, 2003.

Recovery of Communications Costs

         During the quarter ended September 30, 2002, we settled certain claims under the Telecommunications Act of 1996 with two of our communications services providers. Net of our costs to effect this settlement, we recovered $222,000. All such claims available to us were settled during 2002 or prior.

Interest Expense

         As a result of the August 2002 restructuring of our debt and equity, interest expense was substantially eliminated. Gross interest expenses declined to $9,000 for the three months ended September 30, 2003 from $740,000 for the comparable period of 2002, and to approximately $60,000 for the nine months ended September 30, 2003 from about $2,567,000 for the nine months ended September 30, 2002. This is primarily attributed to the effects of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", that required the recording of the debt issued pursuant to the restructuring to include obligations for future cash payments of both principal and interest to the extent that the total of such cash flows did not exceed the principal amount of the debt cancelled. Accordingly, all payments of principal and interest made toward the surviving restructured debt obligations are applied to reduce the total recorded debt, rather than as interest expense. During 2003, $32,500 was paid to FINOVA in connection with the modifications of certain financial covenants specified in our loan agreements with them.

Income Taxes

         No provision for income taxes is reflected in either period as a result of the Company's net losses in the periods presented and an expected annual loss for the year ended December 31, 2003.

Liquidity and Capital Resources

         Our financial position, liquidity and available cash balances are impacted by our operating margins, the timing of our billings to customers and related collection of those billings, our disbursements to vendors and compensation of our employees. The substantial majority of our customers are billed monthly in advance of their service period, and the number of days sales in average gross billed trade receivables outstanding was 17 as measured as of and for the nine-month period ended September 30, 2003 (exclusive of any advance billings for periods beginning on or after October 1, 2003). We have customary trade terms with most of our vendors, and we typically pay our telecommunications services providers and tower site landlords on a monthly basis. Fixed and hourly employee compensation is paid twice each month and commissions are paid monthly in arrears. Aquis' operating expenditures for employment and occupancy costs have been subject to normal inflationary pressures. Systems equipment and wireless messaging device costs have trended downward in recent years, allowing Aquis to offer lower unit prices to customers who wish to purchase their units.

         Of the contractual financial obligations that are outstanding and that were involved in the Restructuring that we completed in 2002, only the Tranche A note due to FINOVA Capital Corporation in the original principal amount of $7,000,000 requires current debt service payments. The interest rate for this Tranche A note is set at the greater of the base rate plus 3.5% or a minimum of 9% and payment requirements include interest payments due quarterly in arrears that are expected to average about $155,000 during each quarter of 2003. We paid our lender the interest payments that were due in January, April, July and October 2003. We also made a mandatory prepayment of principal in the amount of $250,000 in January 2003, and another such payment is due annually each January until the scheduled balloon payment becomes due in June 2006. This debt may also require us to make additional principal repayments in amounts determined by excess cash flows as defined in the underlying loan agreements. No cash payments are due in the normal course of business under the Tranche B note due to FINOVA, the Unsecured Promissory note due to AMRO, or for dividends or redemption payments due to our Redeemable Preferred stockholders at any time prior to the maturity date of the Tranche A note.

         Other significant commitments include those related to our leases for tower sites and office locations. For 2003, aggregate future minimum rental commitments under non-cancelable operating leases were estimated at approximately $2,025,000. We are continuing to consolidate our wireless messaging networks with the intent to reduce both our tower lease costs and our telecommunications expenses. We have made substantial progress toward decommissioning thirty to forty targeted underutilized tower sites that we planned for 2003. In addition, our business plans provide for capital expenditures for subscriber wireless messaging devices, network infrastructure and information systems upgrades. However, the actual amount of such expenditures will be dependent on actual subscriber levels, actual demand for wireless messaging device features and actual demand in the marketplace for network enhancements. None of these planned capital expenditures are subject to minimum purchase agreements with wireless messaging device suppliers or other vendors.

         Our principal source of liquidity at September 30, 2003 was $1,366,000 of cash and cash equivalents. At that date, we had a working capital deficit totaling approximately $673,000. Although we have experienced operating losses since our inception, we have steadily been producing EBITDA, a measure of cash flows from operations, since then. Audit opinions as to the results reported during our last three fiscal years include going concern qualifications that suggest that we may be unable to meet obligations as they become due in the normal course of business. Our common stock was de-listed from the NASDAQ SmallCap Market in October 2000, and this de-listing technically and functionally terminated our equity line of credit provided under a Common Stock Purchase Agreement with Coxton Limited. Prior to modifications effective on March 29, 2003 to two financial covenants relating to minimum required operating cash flow levels specified in our Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002, we were in default of that Agreement with FINOVA. Although we met those modified covenants through September 30, 2003, we can provide no assurance that we will meet them through December 31, 2003. These factors have prevented us, and continue to prevent us, from obtaining any additional significant external funding. Accordingly, we can provide no assurance that we will be able to meet our reduced debt service requirements for the foreseeable future, that we will be able to acquire sufficient pagers to fully meet demand for either new business or retention of existing subscribers who require replacement units, that we will be able to continue to reduce costs as we optimize our communications network, or that we can continue to invest in marketing initiatives for wireless messaging or other communications services.

         Our operations provided approximately $588,000 of net cash during the nine months ended September 30, 2003 compared to approximately $603,000 of net cash provided during the same period in 2002. Excluding the effects of changes in our working capital accounts, operations produced cash totaling $833,000 during the current nine month period compared to the use of $350,000 during the nine month period ended September 30, 2002. Our vendors continued pressure to keep our accounts with them current and we used $146,000 to reduce our liabilities to them during the nine months ended September 30, 2003. In addition, as the result of our restructuring, no interest accruals were required on our debts to FINOVA or AMRO during 2003, in contrast to the large interest costs of approximately $2,400,000 accrued during the nine months ended September 30, 2002.

         Cash flows from investing activities during the first nine months of 2003 declined from those of the nine-month period ended September 30, 2002. During the nine months ended in 2002, we realized proceeds from sales of assets totaling $1,234,000, primarily provided by the release from escrow of the proceeds from our sale of the Midwest wireless messaging assets. During the nine months ended September 30, 2003, proceeds of $357,000 were derived primarily from the sales of excess wireless messaging equipment that became underutilized as we consolidated our wireless messaging networks and our customer base declined. Our capital investments in communications infrastructure also declined from $482,000 in 2002 to $90,000 in 2003.

         Financing activities consumed $748,000 of cash during the nine months ended September 30, 2003 and consisted primarily of debt service payments made to FINOVA totaling $720,000 required under our loan agreement with them. We also made all other required payments under other installment obligations for pagers and vehicles. During the same period in 2002, $1,451,000 of cash was used, primarily to pay fees incurred with our investment banker and other consultants in connection with our then-pending financial restructuring.

         Our business plans for 2003 and beyond require capital to be available to service our debt, to purchase wireless messaging equipment for new and existing subscribers, and to optimize, operate and maintain our communications and information services networks. We intend to service our debt and fund our capital requirements with cash provided by operations, proceeds from sales of communications equipment that becomes available as we continue to consolidate our wireless messaging networks, and from existing working capital balances. We believe that our business plan as a niche wireless messaging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on the factors noted above, which are largely beyond our unilateral control.

         Our ability to continue as a going concern and execute our wireless messaging business plan is dependent on industry and technological factors that are beyond our control. That ability to continue operating is heavily dependent on our ongoing ability to generate sufficient cash flows to service our debt and pay our vendors in a timely manner, to continue to be provided with uninterrupted supplies and services from our vendors, to retain employees and to continue to reduce operating expenses and limit capital expenditures. In consideration of our ongoing losses, limited liquid resources, and the ongoing lack of available additional funding, we can provide no assurance that the terms and requirements of our financial restructuring, and future amendments that may be agreed between the parties, if any, will be sufficient to the extent necessary to execute our current business plan or ensure our ability to continue as a going concern.


Seasonality

         Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         Our $7,000,000 Senior Secured Promissory Note carries a floating interest rate that is 3.5% over the Citibank Corporate Base Rate, subject to a minimum of 9%. As of September 30, 2003, the effective rate on this debt was that 9% minimum. Based on the outstanding principal balance of $6,750,000 at that date, an interest rate increase or decrease of 2% over the minimum rate would result in a change in annual interest expenses of about $135,000. All other debt obligations at September 30, 2003 provide fixed interest rates. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2003, Aquis had no other significant material exposure to market risk.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report (the "Evaluation Date") the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including, its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized and reported in a timely manner. During the period covered by this quarterly report, there has not occurred any change in the Company" internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                           Part II - Other Information

Item 1   Legal Proceedings.

There were no significant legal proceedings involving the Company at November 14, 2003.

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

         (b) Reports on Form 8-K: On September 2, 2003, Aquis filed a press release dated August 27, 2003 announcing certain changes to Aquis' management team as an exhibit to its Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                        Name                                                Title                                    Date
                        ----                                                -----                                    ----


                /s/ Brian M. Bobeck
-----------------------------------------------------
                  Brian M. Bobeck                                 Chief Executive Officer and Director         November 14, 2003


               /s/ D. Brian Plunkett
-----------------------------------------------------
                 D. Brian Plunkett                                Chief Financial Officer                      November 14, 2003

                                  Exhibit Index

Exhibit Number
--------------
(Referenced to
 Item 601 of
Regulation S-K)                      Description
                                     ------------
------------------------------------------------------------------------------------------------------------------------------------
      3.1         Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Aquis' Proxy Statement dated March 11, 1999)
------------------------------------------------------------------------------------------------------------------------------------
      3.2         Bylaws of the Registrant (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration
                  No. 33-76744)
------------------------------------------------------------------------------------------------------------------------------------
      3.3         Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Aquis Communications Group,
                  Inc. dated as of December 11, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit 3.3)
------------------------------------------------------------------------------------------------------------------------------------
      4.1         Form of Common Stock Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2,
                  Registration No. 33-76744)
------------------------------------------------------------------------------------------------------------------------------------
      4.2         Form of Warrant Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2,
                  Registration No. 33-76744)
------------------------------------------------------------------------------------------------------------------------------------
      4.3         Certificate of Designation, Preferences and Rights of 7 1/2% Redeemable Preferred Stock of Aquis Communications
                  Group, Inc. (incorporated by reference to Aquis' Current Report on Form 8-K dated February 15, 2000)
------------------------------------------------------------------------------------------------------------------------------------
      4.4         Form of Series A Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert
                  Communications I, LLC (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December
                  31, 2002, filed with the Commission as Exhibit 4.4)
------------------------------------------------------------------------------------------------------------------------------------
      4.5         Form of Series B Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert
                  Communications I, LLC (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December
                  31, 2002, filed with the Commission as Exhibit 4.5)
------------------------------------------------------------------------------------------------------------------------------------
      4.6         Form of Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to AMRO International, S.A.
                  (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit 4.6)
------------------------------------------------------------------------------------------------------------------------------------
      4.7         Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock and Series B
                  Redeemable Preferred Stock of Aquis Communications Group, Inc. dated August 6, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission as Exhibit
                  4.7)
------------------------------------------------------------------------------------------------------------------------------------
      31.1        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
------------------------------------------------------------------------------------------------------------------------------------
      31.2        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
------------------------------------------------------------------------------------------------------------------------------------
       32         Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
------------------------------------------------------------------------------------------------------------------------------------