Form 10-K
period 2003-12-31
AQUIS COMMUNICATIONS GROUP INC
filed 2004-04-13
CIK 920854

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003 OR

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003, was approximately $228,000 based upon a last sales price on such date of $0.01. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

As of March 25, 2004, there were 179,611,939 shares of the registrant's Common Stock outstanding.

                                     Part I

Item 1.  Business

General

         Aquis Communications Group, Inc. ("Aquis" or the "Company") was incorporated in Delaware in 1997. Through our operating subsidiary, Aquis Wireless Communications, Inc. ("Aquis Wireless"), we offer messaging services in a nine-state network that provides coverage from Boston to Virginia and Washington D.C., penetrating into New York, New Jersey, Connecticut, Pennsylvania, Maryland, Virginia, Delaware, Rhode Island, and Massachusetts utilizing our 900MHz and 150MHz wireless messaging systems. We also resell nationwide and regional services, offer alpha dispatch, news, data circuits, telecommunications consulting and other messaging enhancements. Customers include businesses, government agencies, hospitals, individual users and resellers. From inception through March 2000, the Company experienced substantial growth primarily as a result of its strategy of acquiring similar businesses. Beginning in April 2000, our strategy shifted from acquiring new businesses to focusing on internal growth, integrating acquired operations and achieving operating efficiencies. In January 2002 we completed the sale of our wireless messaging assets in the Midwest region of the United States. In August of that year we completed a financial restructuring. As of March 15, 2004, Aquis employed 43 non-unionized full and part-time people, and believes that employee relations are good.

         The Company's business strategy continues to be centered on maximizing utilization of its own wireless messaging networks. As a result, our reselling activities and our reseller business continue to become a smaller part of our targeted sales and service activities. However, on a supplemental basis, we expect to continue to provide and resell service to customers that may receive messages in over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas through interconnect agreements with nationwide wireless messaging providers including Skytel, a division of MCI Worldwide, Metrocall, and Verizon Wireless Messaging Service (formerly AirTouch).

         From the start of Aquis' wireless messaging operations at the beginning of 1999 through December 31, 2000, Aquis' subscriber base increased to approximately 342,000 units in service. However, as a result of subscriber attrition, market and asset abandonment and slowing sales, our subscriber base has subsequently declined to approximately 120,000 units as of December 31, 2003. Initial growth was achieved through a combination of internal growth and a program of mergers and acquisitions. Later declines resulted primarily from industry-wide declines in wireless messaging users and Aquis' shortage of wireless messaging devices caused by our lack of capital. Between December 31, 2000 and December 31, 2003, the Company's end-user base declined from approximately 130,000 to 74,000 units in service and our indirect or reseller base declined from 212,000 to approximately 46,000. We believe that the decline in our customer base, and in the size of the wireless messaging industry in general, is largely attributable to the declining costs and technological advances provided by competing services provided by cellular phone, personal communications services ("PCS"), two-way wireless messaging and other mobile messaging services, and uncertainty regarding our long-term viability, as well as that of others in our industry.

                  Aquis has historically operated traditional wireless messaging systems that provide one-way wireless messaging services to numeric and alphanumeric messaging devices. Such services are available at pricing that is lower than cellular or similar services, but that cost differential has declined over time as these alternative service providers have sought to gain market share through competitive pricing as well as through the offering of more technologically-advanced two-way voice communications. Our lower-cost numeric messaging service allows a user to receive a telephone number or other numerically coded data and to store several such data messages that can be recalled at the convenience of the user. Alphanumeric service adds text messaging capabilities and the ability to receive internet-routed messages. Aquis also offers messaging enhancements, such as voice mail service that can include a personalized greeting, message repeat and retention services that may help a user access messages that were sent at a time when the user's paging device was turned off or was beyond the range of our transmitters, sports and/or weather information, device maintenance and loss protection features that help preserve the value of a subscriber's investment in the device, and other value-added features.

                  We believe that the wireless messaging industry is likely to continue to consolidate as the overall messaging marketplace declines. Recently, Metrocall and Arch Wireless announced their intent to merge by the end of this year, creating the largest wireless messaging company in this country. Due to our limited access to additional capital for business acquisitions, our ability to participate in this consolidation will be limited to transactions that will require minimal cash commitments, if any, and that ideally will improve the utilization of our own wireless messaging networks. Accordingly, our participation may necessarily be limited to acquiring bases of subscribers from operators or sales organizations located within our regional service areas, primarily resellers, that have decided to exit the wireless messaging services business. Based on preliminary estimates, we believe that some such opportunities presently exist, but on a limited basis only. We continue to experience interest from certain of our resellers in transferring their declining customer bases to us in exchange for a share of future collected revenues, allowing them to devote more attention to other business activities and allowing Aquis to prolong revenue streams from the underlying wireless messaging units by directly providing a higher level of support to those users.

                  Aquis derives the substantial majority of its revenues from fixed, periodic (primarily monthly) fees, generally not dependent on usage, charged to subscribers for wireless messaging and wireless messaging services. During the time that a subscriber continues to use our services, operating results benefit from this recurring revenue with minimal requirements for incremental selling expenses or fixed costs. The recurring monthly or other periodic service fee is typically based on several factors, including the type of service provided, primarily alpha or numeric, the geographical region of coverage, the number of wireless messaging units in service for a subscriber, and the period of the customer's service commitment. Our customers either purchase those units most typically from Aquis or lease them from us for a periodic fee. Devices that are leased by our subscribers require a capital outlay to be made by Aquis and accordingly generate slightly more recurring revenue than customer-owned units, which do not require such capital outlays. We also sell wireless messaging devices to resellers who then sell or lease those units to their own customers and provide all sales, billing, collections and other support services at their own cost. Since our resellers incur all costs associated with their end-users, eliminating such costs from Aquis' cost structure for those particular customers, we are able to charge lower recurring service rates to our resellers for these units.

Recent Developments

         Effective December 31, 2003, the Company and FINOVA executed the Second Amendment to the Second Amended and Restated Loan Agreement (the "Second Amendment"). This modification of our loan agreements with FINOVA eliminated all financial covenants and eliminated previously scheduled payments of principal and interest. In exchange, Aquis agreed to make quarterly payments to FINOVA in the amount of our total available cash balances less $350,000, which may be retained for use in our business. Prior to the Second Amendment, during 2002, we completed the restructuring of our debt and equity through agreements with our significant creditors of that time.

         On July 1, 2002, the Company, its subsidiaries and certain creditors entered into agreements that would effect the restructuring (the "Restructuring") of the Company's long term debt with its principal lender, FINOVA Capital Corporation ("FINOVA"). Under the terms of the Restructuring, the Company's outstanding long-term debt was reduced and the Company's institutional lenders were provided with equity in the Company that resulted in a change in control of the Company. FINOVA and a minority partner, through an affiliate, Desert Communications I, LLC, acquired a 79.99% equity interest and voting control of the Company, along with two secured notes in the total principal amount of $9,000,000. In exchange, all other existing outstanding debts due to FINOVA were cancelled. Simultaneously, AMRO International, S.A. ("AMRO"), the Company's unsecured lender, acquired a 9.9% equity interest in the Company and an unsecured subordinated note in the principal amount of $1,000,000 in exchange for the forgiveness of all obligations due under the 11% Convertible Debenture previously outstanding and the cancellation of all outstanding warrants held by AMRO. The final component of the Restructuring provided the previous holders of Aquis' 7.5% Redeemable Preferred Stock with a new issue of non-convertible redeemable preferred stock in the face amount of $300,000.Previous holders of Aquis' 7.5% Redeemable Preferred Stock in the face amount of $1,500,000 plus unpaid accrued dividends executed agreements providing for the exchange of those securities for new securities. These holders received Aquis' non-convertible Redeemable Preferred Stock, with a face value of $300,000, accruing dividends at the annual rate of 10% and redeemable two years after the payment in full of the AMRO Note.

Marketing

         Aquis views traditional numeric and alphanumeric wireless messaging as the most cost-effective and reliable means of communicating messages over a regional area to either mobile or relatively-fixed location users. Although the price gap has continued to shrink between cellular, PCS, two-way and other messaging services, our traditional messaging alternative continues to be the low-cost leader. Additionally, we believe that wireless messaging network buildout and radio signal penetration provides a more thorough and extensive communications medium than that of those competing services. Furthermore, battery life may provide messaging devices with an advantage over other devices that may require more frequent attention to their power supply. Finally, we believe that messaging devices are more convenient and portable, and can be used in a less intrusive manner than cellphones in many applications.

         We market our wireless messaging products and services through a wholly-owned subsidiary, Aquis Wireless. Aquis Wireless employs a direct sales force that targets business accounts and, to a lesser and declining extent, markets services through an indirect distribution channel consisting primarily of resellers and also including agents. Resellers purchase airtime and resell this airtime to their own subscribers. Aquis Wireless provides one invoice to the reseller and the reseller invoices and collects from its subscribers on an individual basis. Our resellers are generally not exclusive distributors of our wireless messaging services and may provide services of other carriers. Agents offer a branded Aquis Wireless product and receive a commission or margin for doing so, and Aquis Wireless subsequently bills and collects from the subscriber for services sold by its agents.

         In past years, we grew our business by broadening our distribution network and expanding our target market to capitalize on the growing appeal of messaging and other wireless products and services. During this time, we emphasized a distribution channel including resellers that was characterized by lower average revenue per unit ("ARPU") and correspondingly lower operating costs. The decline in the wireless messaging industry during recent periods appears to be largely attributable to the reduction in the size of the consumer segment of this market. As a result of price competition from cellular and similar services and technological advances leading to size reductions and enhanced capabilities for the related communications devices, a significant portion of the wireless messaging marketplace has moved to these alternative services. Consequently, our target market emphasizes businesses, government agencies, the medical industry, and certain other commercial groups and organizations.

         Approximately 80% of our service revenues for each of 2003 and 2002 were derived from direct subscribers, including those of our aforementioned target markets, with significant representation from medical and governmental users. We believe that these users continue to view wireless messaging as an important wireless communications tool based on the following factors:

         o Coverage - wireless messaging typically provides stronger propagation and in-building penetration and rural coverage providing more reliable signal reception

         o Battery life - a single AAA or AA battery can power a wireless messaging device 24/7 for more than 4 weeks

         o Cost - wireless messaging services can cost one-tenth of many cellular plans

         o Message delivery speed - most messages are delivered to the pager in less than 30 seconds

         Accordingly, our marketing strategy has remained centered on the medical, governmental and certain other targeted users that value the relative advantages of wireless messaging services. During 2002 and 2003, we engaged a professional marketing consulting firm to conduct market research and analyze the Aquis brand within our targeted markets. This provided for the development of a marketing strategy to pursue, acquire and support this group of potential subscribers and to further enhance the Aquis brand name. In connection with this effort, we continued the development of enhanced wireless messaging-related messaging services designed to increase the perception of the value that may be added through effective use of messaging devices. Finally, we expanded and re-structured our sales organization to better enable our customer support activities to deliver a higher level of customer satisfaction, and to allow more focused efforts to be directed toward identifying and soliciting new business from new customers.

                  We also operate an inbound call center that accepts orders for products and services and maintain field offices in New Jersey and Virginia for sales and support functions. These two field offices are also available for subscribers to walk in and purchase products and services. Aquis Wireless also maintains an Internet site through which customers may purchase products and services. The web site also allows Aquis Wireless resellers access to maintain their accounts via web based technology and provides bill-paying capabilities.

Sources of Equipment

                  We do not manufacture any of the equipment used in our operations, all of which is available from a variety of sources. Due to the high degree of compatibility among different models of transmitters, computers and other wireless messaging and voice mail equipment, Aquis has been able to design its networks to limit dependence upon any single source for such equipment. Aquis periodically evaluates its purchasing arrangements for messaging devices to help ensure that the equipment it is offering is current and is available at competitive prices.

                  We currently purchase our messaging devices from foreign manufacturers as well as secondary market dealers that may supply Motorola and other products. We have conducted internal studies of pager performance in order to help determine the most reliable and cost-effective source of new and quality pre-owned devices, and to identify the most reliable providers of repair services for our customers' damaged units. We believe that available supplies of suitable one-way and other messaging devices are adequate for the foreseeable future.

         Our transmitting infrastructure, switches and other wireless network equipment was purchased primarily from Motorola and Glenayre, which at the time were two of the most technologically advanced leaders in the wireless messaging infrastructure industry. Our wireless messaging networks are controlled through the use of satellites, data circuits and Internet connections. Aquis' switching equipment has a modular design, which permits significant future expansion by adding or replacing modules rather than replacing the entire system. Although Motorola and Glenayre have ceased their manufacture of messaging equipment, we believe that the existing secondary market for transmission equipment and messaging switches is sufficient to meet operating requirements for the foreseeable future. We obtained a one-year software and systems maintenance and support agreement with Glenayre and expect that it can be renewed in 2004 with Glenayre's successors. We also believe that adequate support for existing wireless messaging infrastructure, whether manufactured by Glenayre, Motorola or others will continue to be available. We believe that our inventory of infrastructure components, purchased in anticipation of the departure of Motorola, Glenayre and others from this manufacturing industry, is sufficient for our foreseeable requirements. Aquis believes that its historical investment in the most technologically advanced transmission equipment then-available reduces its cost of maintenance and system expansion over the long term and that its wireless messaging system equipment is among the most technologically sophisticated in the one-way industry.

Competition

         Wireless messaging is a highly competitive industry, resulting in competition based on price, infrastructure and messaging device reliability and message delivery time, coverage area and customer service. The financial stability of the service provider has also become an issue that may have some impact on sales efforts. A number of technologies, including cellular telephone service, PCS, enhanced specialized mobile radio, low-speed data networks and mobile satellite services are technological competitors of wireless one- and two-way communications. Through our agreements with WebLink Wireless and BellSouth, Aquis offers two-way messaging services. Aquis believes that one-way wireless messaging will remain one of the lowest cost forms of communications due to the low-cost infrastructure associated with wireless messaging systems, allowing unlimited monthly wireless messaging services to be offered at flat monthly rates as much as 90% lower than some time-limited cellular or PCS calling plans.

         The marketing study and evaluation that we commissioned during early 2003 indicated that our strongest competitors are Arch Wireless and Metrocall, who recently announced their intent to complete the merger of their two businesses by the end of this year. We also compete with Verizon Wireless Messaging, formerly AirTouch, WebLink Wireless which merged with Metrocall in November 2003, Skytel, a division of MCIWorldCom, and others. More localized privately owned providers covering smaller geographical areas also compete for customers within the Northeast and Mid-Atlantic markets in which we operate.

         The wireless messaging industry in general has steadily declined in recent years, and continues to do so at this time, and many of our competitors have filed for bankruptcy protection and suffered other financial hardships, including Arch, Metrocall and Weblink among others. Although we completed a financial restructuring and made substantial gains in restructuring our operations, our own difficulties have prevented us from taking full advantage of our competitors' weaknesses. Unlike some of our competitors, we have been able to avoid filing for bankruptcy protection, and we hope to benefit from a competitive edge that such an avoidance could provide. The uncertainties experienced by competitors that must proceed through contentious and lengthy bankruptcy issues may be viewed by potential customers as a hurdle to securing the desired level of stability that is important when changing wireless messaging carriers. We also anticipate that one of the effects of the Arch-Metrocall merger may be that customer support during the pre- and post-merger integration period may weaken, providing added incentive for some of the effected customers to more seriously consider our messaging and support capabilities.

         Future technological developments in the wireless communications industry and the enhancement of current technologies will likely create new products and services that will compete with the wireless messaging services currently offered by Aquis. At this time, however, Aquis believes that its technological advantages include superior signal penetration into buildings, basements and other hard to reach areas resulting from the stronger transmitting power and higher-ground location of network transmitters. These characteristics also provide greater coverage area using fewer transmitters than required of cellular or PCS systems covering the same geography. Further, a less costly, smaller and more lightweight communications device and longer battery life are viewed as subscriber conveniences that are not matched by currently-available cellular or PCS handsets. Finally, much longer email and other text messages can be sent and received via wireless messaging technologies than through cellular or PCS systems, which continue to limit message size. Conversely, one significant disadvantage facing the wireless messaging industry is that its services are not designed to provide two-way voice communications. There can be no assurance that Aquis will not be adversely affected by developing technological advances.

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

         The Communications Act of 1934, as amended, limits foreign ownership in FCC licensed Commercial Mobile Radio Services entities to no more than twenty percent (20%) direct ownership and, without Commission consent, no more than twenty-five (25%) indirect ownership. However, as the result of the World Trade Organization Agreement on Basic Telecommunications Service entered into February 15, 1997 and effective February 5, 1998, the Commission liberalized foreign participation in the U.S. telecommunications market by action taken November 25, 1997. This action allows for an expedited process of approving indirect ownership over the 25% level for World Trade Organization signatories. Aquis' licenses are held by its wholly-owned operating subsidiary, which is subject to the 20% direct ownership limitation. That limitation is not subject to waiver.

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

         Substantial Leverage. Even following the Restructuring, the Company maintains a significant amount of debt pursuant to the Tranche A Note, the Tranche B Note, and the AMRO Note (collectively, the "Notes"). The principal indebtedness under the Notes totals $10 million and the interest payable on the Notes for fiscal year 2004 approximates $554,000. The Tranche A Note (in the principal amount of $7 million) and the Tranche B Note (in the principal amount of $2 million) both mature on June 30, 2006. The AMRO Note (in the principal amount of $1 million) matures on June 30, 2008. Actual future cash flow from operations may not be sufficient to satisfy the Notes. If we are unable to generate sufficient cash flow, then the Company's ability to satisfy its obligations under the Notes will be contingent upon an additional refinancing or obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. If an event of default occurs under the Notes, the holders of the Notes have the right to exercise all remedies provided thereunder, including but not limited to, accelerating all indebtedness, substantially increasing the interest rate for such indebtedness, offsetting amounts in most of the Company's bank accounts, and selling all assets of the Company to repay such indebtedness.

         Auditor's Going Concern Qualification. Prior to December 31, 2003, at which date the Second Amendment to the Second Amended and Restated Loan Agreement with FINOVA became effective, we were required to meet certain financial covenants pursuant to the terms of the Notes and underlying loan agreements, as then amended. That Second Amendment eliminated non-compliance with those financial covenants as a condition of default by eliminating those covenants from our agreements. However, other events of default specified in our agreements have not been eliminated and remain in effect. These may include, but are not limited to, matters related to insolvency, impairment of our ability to operate under the terms of our communications or business licenses, seizure of our operating assets, significant interruptions in the operations of our wireless messaging systems and facilities, or the entry of significant judgements against Aquis. If we fail to cure any such default condition within FINOVA's specifications, we will be in default and FINOVA will have the right to accelerate payment. The acceleration of payments due under the Notes, without refinancing, would have a material adverse effect on the Company's liquidity, business, financial condition and results of operations. The degree to which the Company is leveraged is likely to continue to impair the Company's ability to finance its future operations or pursue its business strategy finance, either through its own cash flows or from additional financing. The Company's independent auditors have added an explanatory paragraph to their opinion covering the Company's consolidated financial statements as of and for the year ended December 31, 2003 that expresses substantial doubt as to the Company's ability to continue as a going concern. This explanatory paragraph reflects the effects of our history of losses, the declining state of the wireless messaging industry and our ability to profitably provide service in our marketplace, our limited ability if any to obtain third party funding to fund any future operating losses that may be realized, and other factors. These factors may impair the Company's business relationships and impair the Company's ability to receive trade credit from its vendors, which could have a further material adverse effect on the Company's business, financial condition, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Significant Stockholder. FINOVA, through an affiliate, Desert Communications I, LLC, beneficially owns a 77.32% equity interest in the Company. Furthermore, pursuant to the Restructuring, FINOVA has the contractual right to appoint 3 of the 6 members of the Board of Directors. Accordingly, FINOVA has voting control of a majority of the Company's common stock and controls a significant part of the Board of Directors and, as a result, can control the direction and objectives of the Company. Furthermore, FINOVA may use this control to cause the Company to engage in transactions that FINOVA believes to be in its best interests. Such transactions may include, among others, a sale of substantially all of the Company's assets, a going-private transaction, a merger of the Company with another company or a liquidation of the Company. There can be no assurance that any control exerted by FINOVA over the Company will not conflict with the interests of the Company's minority stockholders.

         Declining Wireless Messaging Market. During 2003, we experienced a net decrease in the number of wireless messaging units in service of approximately 50,000 resulting from connecting approximately 34,000 units while disconnecting 84,000 units. We believe that the demand for traditional wireless messaging services has significantly declined industry-wide in recent years and will continue to decline for the foreseeable future. Due to our high level of fixed costs, revenues lost as the result of subscription cancellations cannot be fully offset by expense reductions and therefore would adversely impact our cash flows. While we will make efforts to replace lost subscribers, the marketing and other expenses associated with adding subscribers and units in service is high and could adversely effect our cash flows.

         Limited Trading Market. In October 2000, NASDAQ de-listed the Company's common stock and it is no longer listed for trading on the NASDAQ National Market. As a result, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board. As a result of the de-listing, the liquidity of the Company's common stock and its price have been adversely affected, which may limit the Company's ability to raise additional capital and may adversely effect our stockholders' ability to realize value for their equity.

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

         Liquidation Value. At December 31, 2003, Aquis' total assets were approximately $3.8 million following the current write off of net intangible and deferred assets in the amount of $1.52 million. These intangible assets consisted primarily of FCC licenses and certificates. Previously, the Company also recognized impairment of its intangible assets at December 31, 2001 and 2000 through writedowns of $2,298,000 and $9,500,000, respectively. The Company also wrote off all previously deferred financing costs in the approximate amount of $1,650,000 as the result of defaults under the loan agreements that were eliminated pursuant to the Restructuring. If the Company defaults under the Notes or the Company was otherwise required to liquidate, the holders of the Notes could proceed against Aquis' assets to satisfy the amounts payable under the Notes. The value of these intangible assets and the Company's fixed and other assets is not expected to be sufficient to satisfy the Notes.

         Competition and Technological Advancements. The telecommunications industry is extremely competitive. Some of Aquis' competitors, which include local, regional and national wireless messaging companies, possess substantially greater financial, technical and other resources than we do, and may therefore be better able to compete for subscribers in the one-way wireless messaging marketplace. Moreover, some of Aquis' competitors offer broader network coverage than that provided by Aquis' systems, and some follow a low-price discounting strategy to expand their market shares. In addition, advancements in wireless communications services such as cellular and PCS have created new and lower cost services that compete with Aquis' existing service offerings and have made Aquis' technology obsolete for many applications and customers. Additional competition could result in accelerated reductions in Aquis' subscriber base, declining revenues and smaller operating margins. Narrowband PCS, providing advanced messaging capabilities, and broadband PCS, providing wireless phone service along with wireless messaging capabilities, likely will affect the Company's subscriber base as service becomes more prevalent and prices fall. Aquis' management cannot provide any assurance that Aquis will be able to introduce new and competitive services in a timely fashion, if at all, nor can we represent that our margins, inventory costs or cash flows will be unaffected by these developments.

         Government Regulation. Aquis' business is dependent on FCC licenses that may not be renewed. If renewals are not secured, a significant reduction in Aquis' business may result. Aquis' FCC licenses have varying terms of up to 10 years, at the end of which renewal applications must be approved by the FCC. Renewals are typically granted by the FCC upon a demonstration of compliance with FCC regulations and of adequate service to the public. Although the Company is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, the Company cannot assure investors that any of its renewal applications will be free of challenge. There may be competition for the radio spectrum associated with the Company's FCC licenses at the time they expire, which could increase the chances of third party interventions in the renewal proceedings. The Company cannot assure investors that its applications for renewal of its FCC licenses will be granted. Future changes in the regulatory environment may adversely affect Aquis' business, making it harder or more expensive to run the business. The wireless communications industry is subject to regulation by the FCC and various state regulatory agencies. From time to time, legislation and regulations that could potentially adversely affect the Company are proposed by federal and state legislators. The Company cannot assure investors that federal or state legislation or regulations will not be adopted that would adversely affect Aquis' business by making it harder or more expensive to conduct its operations.

         Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The Company's current financial results and capital constraints, among other factors, may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect its operating results.

Item 2.  Properties

         Aquis' principal office is located in approximately 17,400 square feet of leased space at 1719A Route 10, Suite 300, Parsippany, New Jersey. The fixed base payment on the lease, which expires July 31, 2006, is currently approximately $30,088 per month until expiration. In addition to fixed rent, the lease requires Aquis to pay a proportionate share of certain maintenance expenses and any increase in real estate taxes and insurance costs. Aquis has two options to renew the lease for consecutive five-year periods at the fair market value prevailing at the time of renewal. We are currently negotiating to reduce our monthly rental expenses by reducing the amount of space we occupy in Parsippany. Aquis also leases a sales office in Virginia at a total monthly cost of approximately $4,000.

         As of March 1, 2004, Aquis leased approximately 285 locations for transmitters on commercial broadcast towers in the Northeastern and Mid-Atlantic regions of the United States and space for wireless messaging terminals and storage areas. The rent payable for such leases aggregated approximately $151,000 per month, as of that date. The Company believes that its facilities are adequate for its current requirements and that suitable additional or alternate facilities will be available when needed at commercially reasonable terms.

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

Quarter                                    High   Low      Quarter                            High     Low
                                               2002                                                2003
First Quarter............................. 0.02   0.01     First Quarter..................... 0.01*    0.01*
Second Quarter............................ 0.03   0.01     Second Quarter.................... 0.04     0.01
Third Quarter............................. 0.03   0.01*    Third Quarter..................... 0.05     0.01
Fourth Quarter............................ 0.01   0.01*    Fourth Quarter.................... 0.05     0.01

* Share prices at a fraction of $0.01 are not meaningful and rounded up accordingly

         On February 29, 2004, there were approximately 174 record holders of Aquis common stock. At that time, the closing price of Aquis common stock was $0.03. The number of record holders does not reflect the number of beneficial owners of Aquis common stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that there are approximately 3,000 beneficial holders of Aquis common stock.

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

         None during this reporting period.

         The Equity Compensation Plan Information set forth in Item 12 of this Form 10-K is incorporated to this Item 5 by reference.

Item 6.  Selected Consolidated Financial Data

         The following table, as it relates to the 2003, 2002, 2001, 2000 and 1999 consolidated balance sheets and the statements of operations for corresponding periods, has been derived from the historical financial data of Aquis Communications Group, Inc. The statements as of and for the years ended December 31, 2003, 2002, 2001 and 2000 were audited by Wiss & Company LLP; those as of and for the year ended December 31, 1999 were audited by PricewaterhouseCoopers LLP. Due to material uncertainties discussed elsewhere herein, the financial position and results of operations presented below are not necessarily indicative of the results to be expected for subsequent periods. Comparability and trends depicted by the data below are affected by the March 31, 1999 merger with Paging Partners Corporation. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere herein.

                                                                    Years Ended December 31,
                                                 2003           2002          2001           2000            1999
                                                 ----           ----          ----           ----            ----
                                                       (amounts are in thousands, except per share amounts)

Statement of Operations Data:
Revenues..................................       $11,631        $13,872       $18,863        $28,683         $31,159
Depreciation and amortization.............         1,720          2,424         6,889         10,450          10,878
Costs of abandoned business combinations..             -              -             -             57           1,692
Provision for asset impairment............         1,520 (2)          -         4,569 (2)      9,500 (1)           -
Other operating expenses, net.............        10,167         12,152        15,790         25,860          26,493
                                                 -------        -------      --------       --------         -------
Operating loss............................        (1,776)         (704)        (8,385)       (17,184)         (7,904)
Other expenses, net.......................             1        (2,570)        (3,452)        (6,554) (3)     (2,975)
Provision for income taxes................             -             -             -              -               -
Extraordinary item, net of taxes..........             -         22,071 (4)        -              -               -
                                                 -------        -------      --------       --------         -------
Net (loss) income.........................        (1,775)        18,797       (11,837)       (23,738)        (10,879)
Preferred stock dividends.................            -             (69)         (113)          (103)              -
                                                 -------        -------      --------       --------         -------
(Loss) income attributable to common
  stockholders............................       $(1,775)       $18,728      $(11,950)       $(23,841)      $(10,879)
                                                 -------        -------      --------       --------         -------

Net income (loss) per common share........       $ (0.01)         $0.69        $(0.66)        $(1.37)         $(0.76)
Net loss per common share  before
   Extraordinary item..........................  $ (0.01)        $(0.12)       $(0.66)        $(1.37)         $(0.76)

Balance Sheet Data (period end):
Working capital (deficit)                        $(1,050)         $(844)     $(32,891)      $(32,167)        $(3,894)
Total assets..............................        $3,782         $7,627       $11,439        $23,138         $39,324
Current maturities of long-term debt......          $698 (6)       $912       $30,195        $29,857            $508
Long-term debt, less current maturities...       $12,309        $13,708          $541             $-         $25,963
7.5% Redeemable Preferred Stock...........            $-             $-        $1,716  (5)    $1,603  (5)         $-
10% Redeemable Preferred Stock...........           $540           $540 (4)        $-             $-              $-

-----------
(1) As a result of the Company's ongoing losses, its forecast for continuing losses and its defaults under its loan agreements, Aquis has recognized a provision for impairment of the carrying value of its FCC licenses and state certificates in the amount of $9,500 at December 31, 2000. The amount of the loss was based on the difference between the net book value of those intangible assets and the amount of the estimated annual cash flows through December 31, 2008 discounted to net present value using a discount rate of 20%. Management believes that the remaining adjusted value of these intangible assets to be representative of their fair value.
(2) Aquis has recognized a provision for the impairment of the value of its Midwest wireless messaging assets held for sale at December 31, 2001 based on the proceeds received for those assets in January 2002. During that period, we also recognized further impairment of $2,298 of our FCC and State licenses based on current industry conditions and our estimates of future cash flows. During the year ended December 31, 2003, we also recognized a provision for the impairment of the carrying value of our licenses and other intangible assets, writing off the remaining carrying value of those assets.

(3) Other expenses for 2000 include a write off of $1,648 of deferred financing costs resulting from Aquis' defaults and concurrent reclassification of its term debt to a currently payable status. Other expenses also include the ascribed value of warrants in the amount of $1,553 issued in connection with Aquis' bridge loan and its equity line of credit.
(4) Aquis completed agreements and obtained final approvals in August 2002 for the debt and equity restructuring that resulted in the cancellation of all prior existing Aquis obligations to our senior and junior lenders and our preferred stockholders, including accrued interest and dividends. In exchange, Aquis provided the affected creditors with convertible stock, warrants, notes and redeemable preferred stock. Accordingly, Aquis recognized an extraordinary gain on this troubled debt restructuring of $22,071. Aquis' senior lender, FINOVA Capital Corporation, gained control of the Company as a result of this transaction as discussed elsewhere in this report.
(5) Includes $1,500 at stated value and cumulative accrued dividends of $216 and $103 at December 31, 2001 and 2000, respectively.
(6) Includes a note currently payable to a vendor in addition to amounts due FINOVA and under installment obligations

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

General

         Aquis operates two regional one-way wireless messaging systems providing wireless alpha and numeric messaging services in portions of nine states, principally in the Northeast and the Mid-Atlantic regions of the United States, from Virginia to Boston and including the District of Columbia. We also resell nationwide and regional services, offer alpha dispatch, news and other messaging enhancements. Customers include businesses, government agencies, hospitals, individual users and resellers. Beginning in April 2000, the Company's strategy shifted from acquiring new businesses to focusing on internal growth, integrating acquired operations and achieving operating efficiencies. In January 2002, we completed the sale of our wireless messaging assets in the Midwest region of the United States, and during the third quarter of 2002 we completed a financial restructuring. Since that time, we have focused our efforts on our sales and customer support operations and structure, and have continued efforts to optimize our communications infrastructure both operationally and from a cost-benefit standpoint.

         On August 12, 2002, after receiving FCC approval, our financial restructuring took effect resulting in a change in control of Aquis and changes in our debt and equity positions. These agreements were the culmination of many months of negotiations necessitated by defaults under our loan agreements. Accordingly, our senior secured lender, FINOVA Capital Corporation, acquired control of Aquis through our issuance of convertible preferred stock and warrants as part of this restructuring transaction. As a result, prior members of the Board of Directors resigned and were replaced by appointees of FINOVA and AMRO International, S.A., an unsecured lender. In addition, AMRO acquired a non-controlling equity interest in our Company, and holders of our 7.5% Redeemable Preferred Stock exchanged those shares for shares of Aquis' Series B 10% Redeemable Preferred Stock. FINOVA and AMRO also received notes in the combined face amount of $10 million. In exchange, all prior existing Aquis obligations to these parties, including accrued interest and dividends, were cancelled, resulting in the recognition during 2002 of an extraordinary gain on this troubled debt restructuring of $22,071,000. Before recognition of this gain, results of operations for 2002 produced a loss of $3,274,000. The most recent modification of our loan agreement with FINOVA became effective on December 31, 2003. This modification of our loan agreements with FINOVA eliminated all financial covenants and eliminated previously scheduled payments of principal and interest. In exchange, Aquis agreed to make quarterly payments to FINOVA in the amount of our total available cash balances less $350,000, which may be retained for use in our business.

         We can provide no assurance that the recent restructuring of our sales and support operations, our 2002 financial restructuring, or our ability to effectively gain market share in a declining wireless messaging marketplace at sufficiently profitable margins will be adequate to ensure our ability to continue as a going concern. It is management's belief, however, that our business strategy and focus as a niche provider of one-way wireless messaging services in our Northeast and Mid-Atlantic regional marketplace and our ability to work closely with our key creditors and vendors in order to avoid seeking legal protection from creditors provides a basis for the continued development of our business.

Organization and Basis of Presentation

         Aquis' consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we incurred losses before extraordinary items of $1,775,000, $3,274,000 and $11,837,000, respectively, during that three year period. In addition, our securities were de-listed from the NASDAQ SmallCap Market during the year ended December 31, 2000 and our common stock subsequently began trading on the OTC Bulletin Board under the symbol AQIS.OB. The effect of the change in trading markets caused or contributed to the reduction in trading volume and liquidity of our shares. This, coupled with our history of losses and continuing working capital deficits, diminished our ability to raise additional funding through debt or equity offerings, resulted in the technical and functional termination of the right or ability of Aquis to obtain funding under an equity line of credit agreement, impaired our liquidity, and led to our past defaults under our loan agreements with FINOVA. These conditions continue to limit our ability to obtain any significant third party funding.

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

RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 2003 AND 2002

Units in Service

         Units in service totaled 120,000 and 170,000 at December 31, 2003 and 2002, respectively. The overall net decline of 50,000 units represented 29.4% of those on service at the start of the year, compared to the prior year decline of 23.1%. The decline in 2003 included a net reduction of approximately 34,000 low-ARPU reseller units. Approximately 34,000 units were added during the year through our direct and indirect sales channels. The annual churn rate during the year ended December 31, 2003 dropped to 49.2% from the 2002 level of 57.7%. Approximately 61.3% of the units in service at December 31, 2003 were used by direct customers rather than resellers, compared to 52.7% at December 31, 2002.

Revenues

         Service revenues for the years ended December 31, 2003 and 2002 were $11,197,000 and $13,602,000, respectively, a decrease of approximately $2,405,000 or approximately 17.7% compared to a decrease of 26.1% during the prior year-to-year comparison. Approximately $773,000, of this decline is attributed to the reduction of our reseller business, primarily due to the aforementioned loss of 34,000 low-ARPU reseller units. Resellers purchase Aquis' services in bulk and are therefore provided rates lower than those made available to Aquis' direct subscribers. The balance of the revenue decline primarily was the result of the loss of approximately 16,000 net units from the direct customer base and the slightly lower average ARPU from all such direct units on service during 2003 resulting from ongoing price competition in the wireless messaging marketplace. There has been significant competition in our industry and the new and add-on units we were able to add during 2003 totaled approximately 44% of the new and add-on volume we were able to add during 2002. Partially offsetting these negative influences on overall service revenues was the continuing shift toward a higher proportion of higher-rate direct customers comprising our overall customer base and a rate increase during the latter part of 2003. Approximately 97% of the total service revenues recognized in 2003, compared to 95% in 2002, were derived from fixed periodic fees from wireless messaging services that are not dependent upon usage. The increased flat rate weighting resulted from lower usage-sensitive revenues primarily resulting from lower billings for wireless messaging overcalls due to competitive pressures.

         Revenues from sales of wireless messaging equipment increased to $434,000 in 2003 compared to $270,000 in 2002, an increase of $164,000.
Equipment sales increased in terms of both unit volume and unit pricing as our marketplace began to indicate a preference for COAM, rather than leased-unit, services, and a steady desire for alphanumeric service rather than the more basic and less costly numeric service. In addition, preference for new units, as opposed to refurbished units has been growing. As a result, our base of end-user alphanumeric COAM business remained essentially flat during the current year.

Cost of Equipment Sales

         The cost of equipment sold during fiscal year 2003 totaled $203,000 compared to $108,000 in 2002, an increase of $95,000. The higher unit sales volume and relatively stronger performance of the higher-cost COAM alphanumeric portion of our sales efforts, and a preference for new rather than refurbished units have combined to increase costs of units sold. We have continued to resist subsidizing sales of messaging devices to new subscribers in exchange for market share.

Cost of Wireless messaging Services

         Cost of service consists of Aquis' technical operating expenses and of fees paid to third party carriers and message dispatch companies. Total services costs decreased to $5,084,000 in 2003 compared to $6,238,000 in 2002. Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $4,121,000 and $4,710,000 during the years ended December 31, 2003 and 2002, respectively. Our ongoing cost reduction initiatives during 2003 included tower site consolidation which concurrently helped drive down interconnect costs significantly. Our program of negotiating site lease renewals directly with site owners, rather than their agents, also helped reduce lease costs during the year.

         Costs of third party wireless messaging carriers and dispatchers declined by approximately 36.9% to $963,000 for 2003. Third party carriers are utilized when a customer requires service outside of Aquis' service area, and are most commonly used to provide nationwide coverage. The decreases are the expected result of the decline of the overall subscriber base and the sales strategies we utilize that encourage growth of units serviced by Aquis' owned and operated wireless messaging networks.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These costs increased to $1,640,000 in 2003 from $1,526,000 in 2002, or approximately 7.5%. A service and product marketing study and branding campaign was completed during 2003, contributing to this overall cost increase. In addition, employment costs increased as the average size of our sales team expanded by about 10% and costs associated with an executive-level employment termination were incurred. Partially offsetting these cost increases were reductions of sales commission costs resulting from lower unit sales volumes to resellers and leased-unit end-users. Office rental expenses also declined, resulting from the closure or subletting of several of our remote sales offices during 2003 and 2002.

General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. These costs decreased to $3,471,000 in 2003 from $3,685,000 in 2002, or approximately 5.8%. Continued targeted staff reductions and attrition of approximately 16% effected during 2003, represented an employment cost reduction of 6.9%. Lower telephone costs and lower billing and data processing costs resulting from the smaller subscriber base requiring less customer support also provided cost savings, as did reduction of our costs to insure our business interests resulting from our downsized operations and our financial restructuring.

Depreciation and Amortization

         Depreciation and amortization decreased from $2,424,000 in 2002 to $1,720,000 in 2003. Amortization decreased significantly as the result of the full amortization of the costs of the customer lists we acquired from Bell Atlantic Wireless messaging and Paging Partners in those transactions concluded in early 1999. Depreciation also declined, primarily as the result of the continuing sales of non-core operating assets as our network consolidation and optimization projects permit.

Provision for (Recovery of) Doubtful Accounts

         Estimates used in determining the allowance for doubtful accounts are based on several factors, including receivable aging statistics and related historical trends, historical collections experience, write-off history, and other information that may be available and specific to any major account balances. Although write-offs of subscriber account balances have historically fallen within our estimates, we must adjust these estimates when actual collections or other circumstances change and support such adjustments. During 2003, we settled and collected certain charges for services that had aged beyond typical aging standards. As a result, previously estimated collections allowances were proven to be in excess of actual collections allowances required. Accordingly, during the year ended December 31, 2003, we recognized the reversal of these excess collection allowances, resulting in the net recoveries reported in our statement of operations for this period.

Provision for Asset Impairment

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Aquis periodically prepares cash flow projections in order to evaluate the recoverability of the net book value of its fixed and intangible assets. These projections are based on various operating assumptions believed to be reasonable, as well as operating trends actually experienced. As the result of this evaluation as of December 31, 2003, a further impairment writedown of our intangible assets in the amount of $1,520,000 has been recorded based on the trends, operating plans and assumptions deemed reasonable in our current operating environment. If trends or operating assumptions change and effect Aquis' cash flow estimates, we may be required to record additional impairment charges related to the book value of our long-lived assets in future periods. No such impairment was indicated by our evaluation as of December 31, 2002.

Recovery of Communications Costs

         During the year ended December 31, 2003, we settled certain claims with a tower site lessor that involved various sites. The agreement resulted in the cancellation of accrued site rent obligations and accordingly a gain in the amount of $173,000 was recorded during the year.

         During the December 31, 2002, we settled certain claims under the Telecommunications Act of 1996 with two of our communications services providers. Net of our costs to effect this settlement, we recovered $222,000. All such claims available to us were settled during 2002 or prior.

Interest Expense

         Net interest expense was $27,000 in 2003 compared to $2,488,000 in 2002. This occurred primarily as the result of our financial restructuring effected on August 12, 2002. That restructuring effected a reduction of the carrying value of our interest-accruing debt obligations from over $35 million to $10 million. It also required the application of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", which required that the debt recorded in connection with this particular transaction must include all obligations for future cash payments of both principal and interest. We also incurred fees of approximately $32,000 as the result of amendments to our loan agreement with FINOVA early in 2003.

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

Revenues

         Service revenues for the years ended December 31, 2002 and 2001 were $13,602,000 and $18,416,000, respectively, a decrease of approximately $4,814,000 or approximately 26.1%. A significant part, or approximately $2,318,000, of this decline is attributed to the reduction of our reseller business, primarily due to the aforementioned loss of 40,000 low-ARPU reseller units. The balance of the revenue decline primarily was the result of the loss of approximately 11,000 units from the direct customer base and the lower average ARPU from all such units on service during 2002 resulting from ongoing price competition in the wireless messaging marketplace. Partially offsetting these negative influences on overall service revenues was the shift toward a higher proportion of higher-rate direct customers comprising our overall customer base and a rate increase during the latter part of 2002. Approximately 95% of the total service revenues recognized in 2002, compared to 94% in 2001, were derived from fixed periodic fees from wireless messaging services that are not dependent upon usage. The increased flat rate weighting resulted from lower usage-sensitive revenues primarily resulting from our sale of the Midwest wireless messaging operations and lower billings for wireless messaging overcalls due to competitive pressures and a smaller subscriber base.

         Revenues from sales of wireless messaging equipment declined to $270,000 in 2002 compared to $447,000 in 2001. Our sales volume has declined, as has that of the wireless messaging industry in general primarily due to competition from new technology. Also, lower sales revenues were realized as consumer demand for less costly equipment continued throughout the year. Accordingly, Aquis continued to market lower-cost units at reduced sales prices, continuing its long-term strategy.

Cost of Equipment Sales

         The cost of equipment sold during fiscal year 2002 totaled $108,000 compared to $448,000 in 2001, a decline of $340,000, or 75.9%. Continuing consumer demand for lower-cost messaging devices and demand for rental units were the primary factors to the cost reduction. Management believed that these factors were the consequences of a weak wireless messaging industry. We continued to resist subsidizing sales of messaging devices to new subscribers in exchange for market share.

Cost of Wireless Messaging Services

         Cost of service consists of Aquis' technical operating expenses and of fees paid to third party carriers and message dispatch companies. Total services costs decreased to $6,238,000 in 2002 compared to $8,164,000 in 2001. Technical operating expenses include transmission site rentals, telephone interconnect services and the costs of network maintenance and engineering. These expenses totaled $4,710,000 and $5,682,000 during the years ended December 31, 2002 and 2001, respectively. In addition to technical cost reductions of about $602,000 realized in connection with the sale of our Midwest wireless messaging operations, our cost reduction initiatives included ongoing tower site consolidation which concurrently helped drive down interconnect costs. Our program of negotiating site lease renewals directly with site owners, rather than their agents, also helped reduce lease costs during the year.

         Costs of third party wireless messaging carriers and dispatchers declined by approximately 38.5% to $1,527,000 for 2002. The decreases are the expected result of the decline of the overall subscriber base and the sales strategies we utilized that encouraged growth of units serviced by Aquis' owned and operated wireless messaging networks.

Sales and Marketing

         Selling and marketing expenses decreased from $1,924,000 in 2001 to $1,526,000 in 2002, or approximately 20.7%. Approximately $55,000 of cost reductions were effected as the result of our sale of the Midwest wireless messaging assets. Other cost reductions resulted from a 22% decline in the average size of the sales staff through attrition and targeted downsizing. Sales commission costs also declined as the result of our lower sales volume, as did office rental expenses resulting from the closure or subletting of several of our remote sales offices during 2001 and 2002.

General and Administrative

         General and administrative expenses decreased from $5,136,000 in 2001 to $3,685,000 in 2002, or approximately 28.3%. Approximately $212,000 of the expense reduction was effected as the result of our sale of our Midwest wireless messaging operations.

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

Depreciation and Amortization

         Depreciation and amortization decreased from $6,889,000 in 2001 to $2,424,000 in 2002. Amortization of FCC licenses decreased significantly as the result of the $4,569,000 and $9,500,000 impairment provisions recognized in 2001 and 2000, respectively. Depreciation also declined, primarily as the result of the disposal of the Midwest region assets and other wireless messaging assets.

Provision for Asset Impairment

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," Aquis periodically prepares cash flow projections in order to evaluate the recoverability of the net book value of its fixed and intangible assets. As the result of this evaluation as of December 31, 2002, no further impairment writedown was deemed to be required based on the trends, operating plans and assumptions deemed reasonable then.

         As a result of the Company's ongoing losses, its forecast for continuing losses, and its prior defaults under its loan agreements, Aquis recognized a provision for impairment of the carrying value of its FCC licenses and state certificates in the amount of $2,298,000 at December 31, 2001. The amount of these impairments was based on the excess of the net book value of those intangible assets over the amount of the estimated annual cash flows projected through December 31, 2008 discounted to net present value using a discount rate of 20%. We also recorded an additional provision for the impairment of the carrying value of our Midwest wireless messaging assets in the amount of $2,271,000 based on the proceeds received in January 2002 upon completion of that transaction.

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

Liquidity and Capital Resources

         We have restructured our operations and our balance sheet. The operational restructuring continues to evolve with the changes in our regional marketplaces. The balance sheet restructuring was substantially completed in August 2002, although that, too, continues to develop.

         Regarding our operational restructuring, operating expenses continue to be reduced through salary reductions, targeted cutbacks and normal attrition. We continue to consolidate our communications networks. We sold, and continue to sell, non-core wireless messaging properties and equipment and have developed marketing strategies intended to target the marketing opportunities in one-way wireless messaging resulting from the refocusing of many of our wireless messaging industry competitors on two-way and other advanced services. In late 2002 and early 2003, we worked with a firm of marketing professionals to help strengthen our abilities to sell into our very competitive wireless messaging markets and to develop the Aquis brand and image. Prior to that, we sold our wireless messaging operations in the Midwest for $1,010,000. We reduced our workforce to better match the size and needs of our customer base. We also collected the remaining $625,000 balance due for the sale of our Internet assets as specified under the discounted payment terms provided in the June 2001 modifications to the related buyer's note, and we settled certain claims in 2001 and 2002 under the Telecommunications Act of 1996 with communications services suppliers for over $1,000,000. These initiatives allowed us to pay down amounts due to our general creditors, pay down amounts due to FINOVA under our loan agreements with them, and to invest in wireless messaging equipment to better supply our core markets.

         Regarding the restructuring of our balance sheet, effective on August 12, 2002, our debt and equity structure was significantly modified at which time a change in control of Aquis was also effected. As a result, we recognized a gain on this restructuring transaction in the amount of $22,071,000, net of transaction costs, and an improvement in our working capital deficit. This measure of Aquis' liquidity improved from a deficit of $32,891,000 at December 31, 2001 to a deficit of $844,000 at December 31, 2002, primarily through the cancellation of our then-existing senior and junior debt obligations. The financial obligations that were issued to our creditors in connection with our restructuring transaction also reduced and delayed the required cash outflows for payments of principal, interest, preferred stock dividends and preferred stock redemption payments in future periods, enhancing Aquis' ability to meet such requirements by more closely aligning those requirements with financial expectations of that time. As the result of defaults under our restructured loan agreements, further waivers and loan amendments were necessitated, negotiated and executed. Effective as of December 31, 2003 with execution of the Second Amendment to the Second Amended and Restated Loan Agreement, our modified agreements with FINOVA have eliminated financial covenants, eliminated previously scheduled payments of principal and interest, and have provided, instead, our agreement to make quarterly payments to FINOVA in the amount of our total available cash balances less $350,000, which may be retained for use in our business.

         Our restructuring efforts were necessitated by Aquis' history of losses, an illiquid financial position, a lack of available funding, and defaults under our loan agreements. Our defaults included both financial covenant shortfalls and failures to meet debt repayment requirements. In January 2001 and later periods we were unable to make required quarterly principal repayments, each in the amount of $514,000, under the senior loan obligation due to FINOVA. Further, we did not make any required interest payments on this debt between February 2001 and March 2002, inclusive. We were also in default of our debt obligation due to AMRO. A $2,000,000 note payable to AMRO was scheduled to mature in October 2001, unless sooner converted to common stock, or demand made for payment due to Aquis' default, at AMRO's election. As the result of our defaults, we negotiated forbearance agreements with these lenders under which we were able to continue operations while working to complete the restructuring of our debt and equity that went into effect on August 12, 2002.

         Our business plans for the foreseeable future require capital to be available to purchase wireless messaging equipment for new and existing subscribers, to optimize, operate and maintain our communications networks, and to service our debt to FINOVA, although minimum required periodic payments are not specified in the existing loan agreements with them, as modified. Our principal source of liquidity at December 31, 2003 was $671,000 of cash and cash equivalents, as computed after a $754,000 payment to FINOVA in December. At December 31, 2003, we had a working capital deficit totaling approximately $1,050,000 and we have experienced operating losses since our inception, although we have steadily been producing EBITDA since then. Audit opinions as to the results reported during our last three fiscal years include going concern qualifications that suggest that we may be unable to meet obligations as they become due in the normal course of business. Our common stock was de-listed from the NASDAQ SmallCap Market which technically and functionally terminated our equity line of credit provided under a Common Stock Purchase Agreement with Coxton Limited. These factors have prevented us, and continue to prevent us, from obtaining any additional significant external funding. Accordingly, we can provide no assurance that we will be able to meet our reduced debt service requirements, that we will be able to acquire sufficient messaging devices to fully meet demand for either new business or retention of existing subscribers who require replacement units from time to time, that we will be able to optimize our communications network, or to invest in marketing initiatives for wireless messaging or other communications services. We believe that our business plan as a niche one-way wireless messaging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on the factors noted above which are largely beyond our unilateral control.

         Aquis' operating activities provided approximately $797,000 and $914,000 of net cash during the years ended December 31, 2003 and 2002, respectively. Excluding the effects of changes in our working capital accounts, operations generated $1,332,000 and $200,000 in 2003 and 2002, respectively. During the respective current and prior reporting periods, we used cash to fund pager purchases of $478,000 and $1,020,000 and to pay down our debts to vendors by $430,000 and $1,039,000. The need to reduce outstanding accounts payable to vendors continued to be influenced by the declining telecommunications markets and the wireless messaging industry, and the ongoing downsizing of our operations. The uncertainty caused by these trends continued to influence our vendors' requirements to keep our accounts with them current.

         During the years ended December 31, 2003 and 2002 we realized proceeds from sales of assets totaling $403,000 and $1,278,000. The 2002 total resulted primarily from the January 2002 collection of the remaining proceeds of $1,010,000 due for the sale of our Midwest wireless messaging assets. The balance of the proceeds in both periods was realized from sales of transmitters and other equipment not deemed essential to our core operations. We purchased communications equipment during these periods to strengthen our signaling capabilities in targeted areas, and we continued to update our base of leased messaging devices.

         Financing activities consumed $1,670,000 and $1,461,000 of cash during the years ended December 31, 2003 and 2002, respectively. Cash was primarily used in 2003 to make debt service payments to FINOVA, totaling approximately $1,628,000. Cash was used primarily in 2002 for investment banking, legal and other costs incurred during the completion of our financial restructuring. During 2002 and the prior year, we also paid costs incurred in connection with the Registration on Form S-1 of our common shares pursuant to registration rights obligations undertaken as part of prior debt and equity offerings.

         Aquis has commitments under operating leases for office, transmitting and switching sites and office equipment with lease terms ranging from one month to mid-year 2007. Minimum annual lease payments on such leases having non-cancelable lease terms in excess of one year total approximately $1,826,000, $1,446,000, $904,000, $496,000 and $456,000 during 2004 through 2008, respectively. There are no significant minimum purchase agreements in effect with wireless messaging device suppliers or other vendors. Current business plans provide for capital expenditures of approximately $250,000 in 2004 for subscriber wireless messaging devices, network infrastructure and information systems upgrades, and will be dependent on actual subscriber growth, actual demand for wireless messaging device features and actual demand in the marketplace for network enhancements, as well as availability of cash. Effective on December 31, 2003, our previous cash requirements for debt service payments to FINOVA were significantly changed. Previously required were annual principal repayments of $250,000 through and including 2006, a principal payment of $6,000,000 due in mid-2006, and interest payments from 2003 through 2006, respectively, of approximately $620,000, $600,000, $575,000 and $416,000.
Effective with that December 31, 2003 Second Amendment to the Second Amended and Restated Loan Agreement, that payment schedule was eliminated and was replaced by the requirement to pay to FINOVA a quarterly cash payment equal to all available cash balances less $350,000, which is retained for working capital or other business purposes. The maturity dates of the Tranche A and Tranche B Notes remained unchanged. In addition, all financial covenants were eliminated from our loan agreements with FINOVA. In connection with these changes, we paid to FINOVA in December 2003 the first of the quarterly payments in the amount of $754,000. We also have a note payable to a vendor consisting of principal of $500,000 and related unpaid accrued interest that matures in November 2004. Accrued interest at December 31, 2003 totaled $65,000. There were no material off-balance sheet obligations as of December 31, 2003 or the date of this filing.

         Aquis' operating expenditures for employment and occupancy costs have been subject to normal inflationary pressures. Systems equipment and wireless messaging device costs have trended downward in recent years, allowing Aquis to offer lower unit prices to customers who wish to purchase their units.

         Our auditors' opinion on our financial statements as of and for the years ended December 31, 2003, 2002 and 2001 is qualified and states that there is substantial doubt about our ability to continue as a going concern. An auditors' opinion for going concern issues is typically qualified when a company's history of operating losses is expected to continue and funding of those losses from outside sources is unlikely to be available. In such circumstances, a company's liabilities may not be able to be discharged as they become due in the normal course of business.

         In consideration of our ongoing losses, limited liquid resources, and the ongoing lack of available additional funding, we can provide no assurance that the terms and requirements of our financial restructuring, and future amendments that may be agreed between the parties, if any, will be sufficient to the extent necessary to execute our current business plan or ensure our ability to continue as a going concern. Our ability to continue as a going concern and execute our one-way wireless messaging business plan is dependent on industry and technological factors that are beyond our unilateral control. Although completion of the realignment of our debt and equity structure in 2002, along with subsequent modifications, provides Aquis and its primary lender/equity holders with an attractive opportunity to maximize the return on invested funds, it does not guarantee future profitability or cash flows sufficient to ensure our ability to carry out our business plan.

Seasonality

         Retail sales were subject to seasonal fluctuations that affect retail sales generally. Otherwise, the results were generally not significantly affected by seasonal factors.

Quantitative and Qualitative Disclosures about Market Risk

         Our floating rate debt at December 31, 2003 was limited to the Tranche A Note due to FINOVA in the face amount of $7,000,000, which also carried a rate floor of 9%. An interest rate increase or decrease of 2% on the remaining principal balance of approximately $6,151,000 under this floating rate debt would result in a change in annual interest expenses of approximately $123,000. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. We had no other significant material exposure to market risk.

Recent Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" and in April 2003 this Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Neither pronouncement is expected to have a material effect on the Company's financial position, results of operations or cash flows due to limited, if any, applicability.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 applies to financial instruments previously treated as part of shareholders' or mezzanine equity and requires that instruments providing for mandatory redemption under specified terms must be reclassified and presented as a liability. SFAS 150 also requires that dividends paid pursuant to the terms of such instruments be treated as a component of interest expense. Aquis has elected to an early adoption of this principle and has presented its Series B Redeemable 10% Preferred Stock as a component of its total liabilities. Aquis has paid no dividends on this issue, and is not required to do so until certain of its other debts are fully satisfied.

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

         In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their three to five critical accounting policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC indicated that a "critical accounting policy" is one which is both important to the understanding of the financial condition and results of operations of the Company and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

Long-Lived Assets

         Our long-lived assets are recorded at historical cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. We review these assets, including our property and equipment and our intangible assets periodically, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset. Accordingly, during the years ended December 31, 2003, 2001 and 2000, we recorded provisions for the impairment of the value of certain tangible and intangible assets.

Inventory

         Inventory consists primarily of messaging devices held for sale or lease. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. We recorded an inventory valuation reserve of approximately $59,000 at December 31, 2003 to reflect our estimate of the market value attributable to units on hand at that date.

Revenue Recognition

         Wireless messaging service revenues include airtime for wireless messaging services, rental fees for leased wireless messaging equipment, and various other fees for such enhanced features as alpha dispatch services, loss protection and maintenance, and voice mail. These revenues are recognized as the services are performed or ratably over time in the case of fees that may be billed quarterly, semi-annually or annually in advance. Revenues related to pre-billed services are deferred until the service is provided and earned. Equipment revenue is recognized upon delivery to the customer. In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, amended in March 2000, which provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. This Bulletin requires that revenue is recognized only when persuasive evidence of an arrangement exists, delivery of merchandise has occurred or services have been rendered, the fee is established, determinable and collectibility is reasonably assured. Aquis adopted SAB 101 in the second quarter of 2000; it had no significant effect on consolidated results of operations or financial position.



Item 8.  Financial Statements

         See Index to Financial Statements, Page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A  Controls and Procedures

         In an effort to ensure that information required in the Company's filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, these officers have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company's periodic reports filed with the SEC. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         John B. Burtchaell, Jr., age 61, is a Senior Vice President of FINOVA's Special Assets Division and is responsible for overseeing the management of the largest and most complex workout relationships in FINOVA's portfolio. This responsibility includes managing the execution of workout strategies for each of FINOVA's lines of business. Mr. Burtchaell has extensive portfolio workout and credit experience. He has held senior positions for various lending institutions. Prior to joining FINOVA in 1998, Mr. Burtchaell worked at First American National Bank where he was a Senior Vice President and Division Manager from 1996 to 1998 and a Senior Vice President and Senior Credit Officer from 1992 to 1996. He also held the position of Senior Vice President and Senior Credit Officer at Dominion Bank from 1988 to 1992. Before joining Dominion Bank in 1988, Mr. Burtchaell was the President and Chief Executive Officer of a BancOne affiliate for seven years. Mr. Burtchaell was designated by FINOVA to serve on the Board.

         Eugene I. Davis, age 48, served on an interim basis as the Company's President from April 29, 2002 to October 17, 2002 and as its Chief Executive Officer from July 1, 2002 to October 17, 2002. Since October of 2002, Mr. Davis has been a director of Metrocall Holdings, Inc., a wireless messaging services company whose shares are listed on the NASDAQ SmallCap Market. Since August of 2002, he has been the Chairman and Chief Executive Officer of Murdock Communications Corp., a NASDAQ listed company. In 1999, he became Chairman and Chief Executive Officer of PIRINATE Consulting Group, L.L.C., a privately held consulting firm specializing in crisis and turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for public and private business entities. Mr. Davis has been Chairman, Chief Executive Officer and President of RBX Industries, Inc. since August 2001, after having been appointed Chief Restructuring Officer in January 2001. RBX is a leading manufacturer of closed cell foam and custom mixed rubber compounds. From January 2000 through August 2001, Mr. Davis was Chairman and Chief Executive Officer of Murdock Communications Corp. From May 1999 through June 2001, he was the Chief Executive Officer of SmarTalk Teleservices, Inc., which had filed a petition under Chapter 11 of the Federal Bankruptcy Code in March 1999. He was Chief Operating Officer of TotalTel USA Communications, Inc. in 1998. Both SmarTalk Teleservices, Inc. and TotalTel USA Communications, Inc. are NASDAQ companies. In addition, he is a director of Coho Energy, Inc., Elder-Beerman Stores Corp., Eagle Geophysical, Inc., Flag Telecommunications, Inc., Metals USA, Inc., and a member of the Board of Advisors of PPM America Special Investment Funds. Mr. Davis was designated by AMRO to serve on the Board.

         Richard Gdovic, age 41, has been the General Manager of ComServe Corporation, a billing solutions organization designed specifically for the wireless messaging and cellular industries, since October 1994. Mr. Gdovic oversees all operations of ComServe and related holding companies. He also serves as the General Manager of Comsoft Corporation where he oversees all of its operations and as President of Comserve Service Group, Inc. Mr. Gdovic has seventeen years experience developing accounting software with the last thirteen years spent developing software for the communications industry. He serves on the Board of Directors of Comserve Service Group, Inc., LaserTek Corporation and LaserTek Holding Corporation.

         Thomas W. Parrish, age 54, has been the President of Parrish Interests, a real estate and investment firm, since 1999. Prior to that, from 1985 to 1999, he was the President and Chief Executive Officer of Southwestern Bank & Trust Company and, from 1979 to 1985, he was the President of Exchange National Bank. Mr. Parrish has more than twenty years experience in commercial/consumer banking and real estate development industries and has the proven ability to manage operations and financial organizations ranging from $30 million to over $1 billion in assets. He has in-depth experience in start-ups, turnarounds, corporate restructurings, capital sourcing, business development and sales/marketing. Mr. Parrish serves on the Board of Directors of the Oklahoma Medical Research Foundation and The First National Bank of Oklahoma. Mr. Parrish was designated by FINOVA to serve on the Board.

         David A. Sands, age 46, is the Vice President of The FINOVA Group. Mr. Sands is responsible for workout management/ recovery of a variety of distressed companies. He has proven success in corporate finance, workouts and mergers and acquisitions. Prior to joining FINOVA in May 2001, Mr. Sands served as the Chief Executive Officer from September 1999 to July 2001 of PCT Automation Systems Corporation where he developed and executed business and financial plans that enabled the reorganized and restructured company to prosper and be sold to a corporate buyer. Prior to that, he served as an independent consultant, with assignments including Interim President, board of directors member and acquisition consultant, from September 1997 to March 2001. From April 1996 to July 1997, Mr. Sands served as the President and Chief Executive Officer of Process Control Technologies, Inc., a manufacturer of specially continuous flow equipment, and in such capacity he led the company through a successful emergence from bankruptcy in seven months and sold this enterprise six months later to a public company. Mr. Sands was designated by FINOVA to serve on the Board. Mr. Sands is a Certified Public Accountant.

         Brian M. Bobeck, age 36, was appointed to the Board on November 11, 2003 in conjunction with the resignation of Mr. Alex E. Stillwell from the Board at that time. He has also succeeded Mr. Stillwell as Chief Executive Officer effective September 1, 2003. Mr. Bobeck has served as President and Chief Operating Officer of the Company since December 11, 2002. Prior to that time, Mr. Bobeck served as Vice-President Engineering of the Company and its predecessor from January 1999. During 1998, Mr. Bobeck was Director of Technical Services for Vanguard Cellular. From 1996 to 1998, Mr. Bobeck was Director of Engineering for NationPage Inc. Prior thereto Mr. Bobeck was Operations Manager for C-TEC Corporation, an independent local exchange carrier.

         Alex E. Stillwell, age 57, served as the Company's Chief Executive Officer from October 17, 2002 to August 31, 2003. Mr. Stillwell resigned from his position on the Board effective November 11, 2003. Mr. Stillwell was elected to the Board pursuant to the Restructuring.

Executive Officers of the Company

         The following information sets forth the age, business experience and certain other information for each of the current executive officers of the
Company:

Name                                   Age      Position
----                                   ---      --------

Brian M. Bobeck    ..............      36       President and Chief Operating Officer
D. Brian Plunkett  ..............      48       Vice President and Chief Financial Officer

         Information about Mr. Bobeck is included under the caption "Directors", above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required to furnish the Company with copies of Section 16(a) forms they file. Based solely on the review of the copies of such forms furnished to the Company, or written representations of the reporting persons, the Company has determined that all required reports were timely filed during fiscal year 2003.

Audit Committee Financial Expert

         The Company has a separately-designated standing audit committee that is established in accordance with Section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)) and this committee has adopted a written charter. The audit committee supervises matters relating to the audit function, reviews the Company's quarterly reports, and reviews and approves the annual report of the Company's independent auditors. The audit committee also has oversight responsibilities with respect to the Company's financial reporting, including the annual and other reports to the Securities and Exchange Commission and the annual report to the shareholders. Current members of the audit committee are:
John B. Burtchaell, Jr., Tom Parrish, Chairman of the Audit Committee, and Richard Gdovic. Except for Mr. Burtchaell who is not independent since he is an officer of FINOVA Capital Corporation, each of the audit committee members is an independent director both under the NASD general independence rule (Rule 4200(a)(15)) and under NASD Rule 4350(d)(2)(A) regarding heightened independence standards for audit committee members. Mr. Parrish qualifies an "audit committee financial expert" as described in NASD Rule 4350(d)(2)(A). There were six meetings of the audit committee during 2003.

Code of Ethics

         The Company has a code of ethics for our executive officers, a copy of which can be provided to any person without charge, upon written request. Any such request should be addressed to: Aquis Communications Group, Inc., 1719A Route 10, Suite 300, Parsippany, New Jersey 07054, Attention: Corporate Secretary.

Item 11.  Executive Compensation

         The following table summarizes the compensation paid or accrued for the fiscal years ended December 31, 2003, 2002, and 2001, by the Company to or for the benefit of each person who served as the Company's Chief Executive Officer at any time during fiscal year 2003 and by the Company's four most highly compensated executive officers (other than the Chief Executive Officer) employed as of December 31, 2003 (the "Named Executive Officers"):

                           Summary Compensation Table

                                            Annual Compensation                       Long Term Compensation
                                     -------------------------------     -------------------------------------------------
                                                                                      Awards                    Payouts
                                                                         -------------------------------------------------
                                                                          Restricted
                                                                             Stock          Options/SARS       All Other
Name and Principal Position            Year       Salary       Bonus     Awards(s)($)            (#)          Compensation
---------------------------            ----       ------       -----     ------------       ------------      ------------
Alex E. Stillwell (1)............      2003      $108,750       -0-           -0-              -0-             $55,000
Former Chief Executive Officer         2002       $30,096       -0-           -0-              -0-             $49,126
                                       2001         -0-         -0-           -0-              -0-               -0-

Brian M. Bobeck. ................      2003      $155,083       -0-           -0-              -0-              $6,000
Chief Executive Officer                2002      $135,958       -0-           -0-              -0-              $5,425
                                       2001      $153,150     $35,000         -0-            100,000            $4,060

D. Brian Plunkett (2) ..............   2003      $155,383       -0-           -0-              -0-               -0-
Vice President and Chief Financial     2002      $137,500       -0-           -0-              -0-              $4,000
Officer                                2001      $152,917     $10,000         -0-            100,000             -0-

John P. Alexander (3)...........       2003       $33,333       -0-           -0-              -0-               -0-
Vice President Sales                   2002         -0-         -0-           -0-              -0-               -0-
                                       2001         -0-         -0-           -0-              -0-               -0-


(1) Mr. Stillwell was paid $49,126 by the Company for consulting services prior to serving as Chief Executive Officer, and $55,000 for consulting services following his resignation as CEO effective August 31, 2003.

(2) The Company loaned Mr. Plunkett $4,000 in June 2002 in connection with the Restructuring. See "Certain Relationships and Related Party Transactions."

(3) Mr. Alexander served as the Company's Vice President Sales from September 1, 2003 through March 2004.

Option Grants, Exercises, and Fiscal Year-End Option Values

         The Company did not grant options during fiscal years 2003 or 2002. Furthermore, none of the Named Executive Officers exercised options during fiscal year 2003. The following table sets forth information relating to the year-end value of unexercised options by each of the Named Executive Officers.

----------------------------------------------------------------------------------------------------------------------
                                                          # of Securities Underlying        Value of Unexercised
                             # Shares                        Unexercised Options at     in-the-money Options at Fiscal
                            Acquired on      Value            Fiscal Year End (#)                Year End ($)
Name                         Exercise      Realized ($)     Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------
Alex E. Stillwell               -0-            -0-                   0/0                          0/0
----------------------------------------------------------------------------------------------------------------------
Brian M. Bobeck                 -0-            -0-             303,500 / 25,000                   0/0
----------------------------------------------------------------------------------------------------------------------
D. Brian Plunkett               -0-            -0-             466,762 / 25,000                   0/0
----------------------------------------------------------------------------------------------------------------------
John P. Alexander               -0-            -0-                   0/0                          0/0
----------------------------------------------------------------------------------------------------------------------

Employment Agreements

         The Company does not have any employment agreements with its Named Executive Officers.

Director Compensation

         During much of fiscal year 2002, directors that were not officers of or employed by the Company were not compensated under any standard policy or arrangement with the Company. Such directors were generally compensated only through the issuance of stock options. By resolution of the Board, dated August 26, 2002, the Board determined that in light of the substantial contribution of time that was being asked of all members of the Board without exception, the compensation for members of the Board going forward will be (1) an annual retainer of $15,000, payable quarterly, (2) a per meeting fee of $1,000 for each in-person meeting and $500 for each telephonic meeting and (3) the reimbursement of expenses. Such payments were made to each Board member during 2003, as applicable.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee reviews and approves compensation levels and benefit plans and policies applicable to senior management of the Company, including the Chief Executive Officer and other executive officers of the Company, and submits its recommendations to the Board for ratification. The Company's compensation policies are designed (1) to attract and retain individuals of the best quality available in the messaging services industry,
(2) to motivate and reward these individuals based on corporate and individual performance and (3) to align the interests of these individuals with the interests of the stockholders of the Company through stock-based incentives when appropriate. However, in light of the current state of operations of the Company, the Compensation Committee has limited or suspended bonus and option awards. Consistent with the above-stated philosophy, senior management compensation currently consists solely of base salary. The Compensation Committee's current members are John B. Burtchaell, Jr., Eugene I. Davis, and David A. Sands.

         In fiscal year 2003, compensation of Brian M. Bobeck, the Company's Chief Executive Officer and D. Brian Plunkett, the Company's Chief Financial Officer, was determined by the Compensation Committee based upon arms length negotiations. Each of these individuals is employed by the Company on an at will basis. The Company has agreed, however, to provide each with salary continuation benefits for a period of six months in the event of their termination without cause.



         Respectfully submitted by the members of the Compensation Committee,

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

Performance Graph

         The following chart compares for the five-year period ended December 31, 2003, the cumulative total stockholder returns (assuming reinvestment of dividends, if any) on $100 invested on December 31, 1998 in the Company's Common Stock, the NASDAQ Stock Market (U.S. Companies) and the NASDAQ Stocks (SIC Codes 4810-4819 U.S. Companies) of Telephone Communications. The stock price performance shown in the chart is not necessarily indicative of future price performance.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
     AMONG AQUIS COMMUNICATIONS GROUP, THE NASDAQ STOCK MARKET (U.S.) INDEX
                     AND THE NASDAQ TELECOMMUNICATIONS INDEX

                                  [LINE GRAPH}

                                           ---------------------------------------------------------------------
                                                                  Cumulative Total Return
                                           ---------------------------------------------------------------------
                                             12/98       12/99      12/00      12/01       12/02       12/03
                                           ---------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
        Aquis Communications Group           100.00     154.34       11.89      1.65        0.18        1.83
----------------------------------------------------------------------------------------------------------------
        NASDAQ Stock Market (U.S.)           100.00     192.96      128.98     67.61       62.17       87.61
----------------------------------------------------------------------------------------------------------------
        NASDAQ Telecommunications            100.00     246.46      111.68     70.94       47.87       84.77
----------------------------------------------------------------------------------------------------------------

* $100 invested on 12/31/98 in stock or index-including reinvestment of dividends; fiscal years ending 12/31.


Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Equity Compensation Plan Information

                                      (a)                         (b)                               (c)
                                                                                       Number of securities remaining
                           Number of securities to be    Weighted-average exercise     available for future issuance
                            issued upon exercise of        price of outstanding          under equity compensation
                              outstanding options,         options, warrants and        plans (excluding securities
Plan Category                 warrants and rights.                rights.                 reflected in column (a)
---------------------     ----------------------------  --------------------------   --------------------------------
Equity compensation
plans approved by
security holders                   1,500,000                       $0.93                           none

Equity compensation
plans not approved by
security holders                   1,477,762                       $0.29                         905,000

Total                              2,977,762                       $0.62                         905,000

Stock Option Plans

         The Company assumed a stock option plan in connection with its merger with Paging Partners Corporation on March 31, 1999 (the "Plan"). Under the Plan, options to purchase shares of Aquis common stock, intended to qualify as incentive stock options, may be granted to employees of the Company. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the Plan. A total of 382,762 options have been issued under the Plan in excess of the 1,500,000 shares that have been reserved for issuance. These excess options have been included in the total number of securities to be issued under equity compensation plans not approved by security holders. Options granted under the Plan are exercisable for terms of six months to ten years from the date of grant.

         The Company also established the Aquis Communications Group, Inc. 2001 Stock Incentive Plan (the "2001 Plan") in November 2001. Both incentive stock options and non-qualified stock options may be granted under the 2001 Plan, which has not been approved by security holders. Employees, directors and consultants are eligible for grants under the 2001 Plan. A total of 2,000,000 shares of Common Stock have been reserved for issuance under the 2001 Plan, of which options for 1,095,000 Common Shares were issued and have not been cancelled.

Security Ownership of Certain Beneficial Owners

         The following table sets forth information regarding beneficial ownership of the Common Stock as of March 26, 2004, with respect to: (1) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each of the Company's directors, (3) each of the Company's Named Executive Officers and (4) all directors and officers as a group. Except as noted, each person set forth below has sole voting and investment control over the shares reported.

                                                                 Shares Beneficially        Percent of Outstanding
Name and Address (1)                                                  Owned (2)                   Shares (2)
----------------------------------------------------------     ------------------------   --------------------------
FINOVA Capital Corporation                                           139,030,998                    77.32%
and Desert Communications I, LLC (3)
500 Church Street, Suite 200
Nashville, TN 37219

AMRO International, S.A. (4)                                          17,781,582                     9.9%
c/o Ultra Finance
Grossmuenster Platz 6
Zurich CH-8022, Switzerland

John B. Burtchaell, Jr.                                                  -0-                          *

Eugene I. Davis                                                          -0-                          *

Richard Gdovic                                                           -0-                          *

Thomas W. Parrish                                                        -0-                          *

David A. Sands                                                           -0-                          *

Brian M. Bobeck (5)                                                    303,500                        *

D. Brian Plunkett (6)                                                  466,762                        *

All directors and officers as a group (7 persons)                      770,262                        *

-----------

         (1) Unless otherwise indicated, the address for all persons listed above is c/o Aquis Communications Group, Inc., 1719A Route 10, Suite 300, Parsippany, New Jersey 07054.

         (2) Based upon 179,611,939 shares of Common Stock outstanding at March 26, 2004. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. Any securities not outstanding which are subject to options, warrants, rights or conversion privileges (such as those held by FINOVA and AMRO and reflected in this table) are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Therefore, the percent of all outstanding shares reflected in the table is greater than 100%.

         (3) FINOVA and Desert filed a Schedule 13D dated August 12, 2002. The beneficial ownership information presented and the remainder of the information contained in this footnote is based on the Schedule 13D and information provided concerning a recent settlement with Deutsche Bank, a lending partner of FINOVA. The ownership information includes 139,030,998 shares of Common Stock that were issued upon conversion of 143,671.59 shares of Series A Convertible Preferred Stock, $0.01 par value per share, owned by Desert and FINOVA in December 2002, net of Deutsche Bank's interests acquired through that settlement consisting of 4,640,592 shares. FINOVA is the sole member of Desert. Does not include warrants, as adjusted to reflect Deutsche Bank's interests, to purchase 185,997,996 shares of Common Stock which expire August 12, 2012, or warrants to purchase 21,671,489 shares of Common Stock which expire upon the occurrence of a Trigger Event (as defined in such Warrant) and before the earlier of August 12, 2012 or the repayment by the Company of its obligations under the Tranche A Note (as defined in the Amended and Restated Loan Agreement between FINOVA and Aquis Wireless Communications, Inc., dated as of August 12, 2002) to FINOVA prior to the Trigger Event (as defined in such Warrant). These warrants may not be exercised to the extent that such exercise would result in FINOVA's ownership of more than 79.99% of Aquis' Common Stock.

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

         (5)      Includes options to purchase 303,500 shares of Common Stock.

         (6)      Includes options to purchase 466,762 shares of Common Stock.

         (*)      Less than 1%.

Item 13. Certain Relationships and Related Party Transactions

         During 2003, the Company paid FINOVA, its primary creditor and principal shareholder certain debt service payments totaling $1,628,000 pursuant to the terms of the loan agreements, as amended, between the parties, and a fee of $32,500 in connection with the modification of those agreements.

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

         Effective on December 31, 2003, Aquis and FINOVA, the Company's primary lender and equity holder, entered into a Second Amendment to the Second Amended and Restated Loan Agreement, further amending the loan agreements negotiated as part of the Restructuring, as subsequently amended. The effect of this most recent amendment was to provide to FINOVA quarterly payments of debt service in amounts that may exceed those previously required, and to eliminate all prior financial covenants. The maturity dates of the related notes remained unchanged. The quarterly payment is to be determined based on the Company's cash balances in excess of $350,000, and is due on the first day of each calendar quarter. The initial payment in connection with these modifications was made in December 2003 in the amount of $754,000. Aquis paid approximately $105,000 to FINOVA in April 2004 based on its cash position as of March 31, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

         Aquis was billed a total of $60,385 of progress billings by Wiss & Company, LLP ("Wiss") for services rendered in connection with the audit of the financial statements of Aquis Communications Group, Inc. and its consolidated subsidiaries for the year ended December 31, 2003 and $36,238 for the reviews of the interim financial statements. The total cost of the audit of the 2003 financial statements is not expected to exceed $95,000. The Company was billed a total of $86,966 by Wiss for services rendered in connection with the audit of the financial statements of Aquis Communications Group, Inc. and its consolidated subsidiaries for the year ended December 31, 2002 and $35,318 for the reviews of the interim financial statements.

All Other Fees

         There were no fees billed by Wiss in connection with assurance and related services, tax planning, tax advice or compliance services, or financial information systems design and implementation during either the year ended December 31, 2003 or 2002. There were no fees billed by Wiss for any other services during either of those periods.

         Beginning in fiscal year 2003, all audit and non-audit services provided by Wiss & Company, LLP were required to be pre-approved by the audit committee. Non-audit services specified in Section 10A(g) of the Securities Exchange Act of 1934, should the Company require these, may not be provided by Wiss. All of the audit services provided by Wiss during fiscal year 2003 and in connection with the audit as of and for the period ended December 31, 2003 were authorized and approved by the audit committee in compliance with these pre-approval policies and procedures. The audit services provided by Wiss during, as of and for the year ended December 31, 2002 were authorized and approved by the audit committee in compliance with the Company's then existing audit committee charter, which did not require pre-approval of such services.

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

         C. EXHIBITS

         The following documents are filed as part of this report:

Exhibit No.       Description of Exhibit
-----------       ----------------------

3.1 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Aquis' Proxy Statement dated March 11, 1999).
3.2 Bylaws of the Registrant (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration No. 33-76744).
3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Aquis Communications Group, Inc. dated as of December 11, 2002 (incorporated by reference to Aquis' Annual Report on Form 10K for the year ended December 31, 2002 filed with the Commission as Exhibit 3.3).
4.1 Form of Common Stock Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration No. 33-76744).
4.2 Form of Warrant Certificate (incorporated by reference to Aquis' Registration Statement on Form SB-2, Registration No. 33-76744).
4.3 Certificate of Designation, Preferences and Rights of 7 1/2% Redeemable Preferred Stock of Aquis Communications Group, Inc. (incorporated by reference to Aquis' Current Report on Form 8-K dated February 15, 2000).
4.4 Form of Series A Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert Communications I, LLC 2002 (incorporated by reference to Aquis' Annual Report on Form 10K for the year ended December 31, 2002 filed with the Commission as Exhibit 4.4).
4.5 Form of Series B Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to Desert Communications I, LLC 2002 (incorporated by reference to Aquis' Annual Report on Form 10K for the year ended December 31, 2002 filed with the Commission as Exhibit 4.5).
4.6 Form of Common Stock Purchase Warrant of Aquis Communications Group, Inc. issued to AMRO International, S.A. 2002 (incorporated by reference to Aquis' Annual Report on Form 10K for the year ended December 31, 2002 filed with the Commission as Exhibit 4.6).
4.7 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock of Aquis Communications Group, Inc. dated August 6, 2002 2002 (incorporated by reference to Aquis' Annual Report on Form 10K for the year ended December 31, 2002 filed with the Commission as Exhibit 4.7).
10.1 Amended and Restated 1994 Incentive Stock Option Plan, as amended (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed with the Commission as Exhibit 10.9).
10.2 Reseller Agreement dated as of February 10, 1997 between Bell Atlantic Wireless messaging, Inc. and Metrocall, Inc. (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission as Exhibit 10.36).

10.3 Reseller Agreement dated as of March 19, 1997 between Bell Atlantic Wireless messaging, Inc. and Destineer Corporation (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission as Exhibit 10.37).
10.4 Aquis Communications Group, Inc. 2001 Stock Incentive Plan adopted by resolution of the Board on November 21, 2001 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission as Exhibit 10.66).
10.5 Second Amendment to Asset Purchase Agreement By and Between Alert Communications, LLC and Aquis Wireless Communications, Inc. dated January 16, 2002 (incorporated by reference to Aquis' Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission as Exhibit 10.68).
10.6 Restructuring Agreement by and among Aquis, Desert Communications I, LLC and FINOVA dated July 1, 2002 (incorporated by reference to Aquis' Form 8-K, dated July 16, 2002, filed with the Commission as Exhibit 10.71).
10.7 Second Amended and Restated Loan Agreement between Aquis Wireless Communications, Inc. and FINOVA (incorporated by reference to Aquis' Form 8-K, dated August 12, 2002, filed with the Commission as Exhibit 10.2).
10.8 Form of Preferred Share Exchange Agreement by and among Aquis and each holder of Aquis' 7.5% Redeemable Preferred Stock (incorporated by reference to Aquis' Form 8-K, dated July 16, 2002, filed with the Commission as Exhibit 10.73).
10.9 Securities Exchange Agreement dated as of July 1, 2002 by and between Aquis and AMRO (incorporated by reference to Aquis' Form 8-K, dated July 16, 2002, filed with the Commission as
                  Exhibit 10.74).
10.10 Second Amended and Restated Loan Agreement dated as of August 12, 2002 between Aquis Wireless Communications, Inc. and FINOVA Capital Corporation (incorporated by reference to Aquis' Form 8-K, dated August 12, 2002 filed with the Commission as Exhibit 10.2).
10.11 First Amendment to Second Amended and Restated Loan Agreement effective March 29, 2003 between Aquis Wireless Communications, Inc. and FINOVA Capital Corporation (incorporated by reference to Aquis' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed with the Commission as Exhibit 10.17).
10.12 Second Amendment to Second Amended and Restated Loan Agreement effective as of December 31, 2003 by and among Aquis Communications Group, Inc. and FINOVA Capital Corporation (filed herewith).
21.1 Subsidiaries of Registrant (incorporated by reference to Aquis' Registration Statement on Form S-1, Amendment No. 2, filed with the Commission on August 24, 2001 as Exhibit 21.1 (Commission File number 333-46892)).
23.1 Consent of Wiss & Co, LLP dated March 25, 2004 (filed herewith).
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (filed herewith).
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (filed herewith).
32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (filed herewith).
32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (filed herewith).



D. REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 12, 2004

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


Name                               Title                                       Date
----                               -----                                       ----
/s/ Brian M. Bobeck
---------------------------
  Brian M. Bobeck                  Chief Executive Officer, Director           April 12, 2004

/s/ D. Brian Plunkett
---------------------------
  D. Brian Plunkett                Chief Financial Officer, Vice President     April 12, 2004

/s/ John B. Burtchaell, Jr.
---------------------------
  John B. Burtchaell, Jr.          Director                                    April 12, 2004

/s/ Eugene I. Davis
---------------------------
  Eugene I. Davis                  Director                                    April 12, 2004

/s/ Richard Gdovic
---------------------------
  Richard Gdovic                   Director                                    April 12, 2004

/s/ Thomas W. Parrish
---------------------------
  Thomas W. Parrish                Director                                    April 12, 2004

/s/ David A. Sands
---------------------------
  David A. Sands                   Director                                    April 12, 2004

INDEX TO FINANCIAL STATEMENTS
AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


Report of Independent Accountants...........................................................................................     F-2
Consolidated Balance Sheets at December 31, 2003 and 2002...................................................................     F-3
Consolidated Statements of Operations for the three years ended December 31, 2003, 2002 and 2001............................     F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.............     F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2003,  2002 and  2001..........................     F-6
Notes to Consolidated Financial Statements..................................................................................     F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of Aquis Communications Group, Inc:

         We have audited the accompanying consolidated balance sheets of Aquis Communications Group, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquis Communications Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in note 2 to the financial statements, the Company changed its method of accounting for its outstanding redeemable preferred stock during the year ended December 31, 2003 as required by the provisions of Statement of Financial Accounting Standards number 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred substantial losses from operations during each of the three years in the period ended December 31, 2003 and had a working capital deficiency of $1,050,000 as of December 31, 2003. The Company's historical losses and illiquid financial position raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Wiss & Company LLP

Livingston, New Jersey
March 25, 2004

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                              2003          2002
                                                                                              ----          ----
ASSETS
Current assets:
  Cash and cash equivalents..............................................................         $671        $1,259
  Accounts receivable (net of allowances of $266 and $686, respectively).................          271           610
  Inventory, net.........................................................................          355           356
  Prepaid expenses and other current assets..............................................          247           196
                                                                                          ------------- -------------
      Total current assets...............................................................        1,544         2,421
Property and equipment, net..............................................................        2,238         3,392
Intangible assets, net...................................................................            _         1,759
Deferred charges and other assets........................................................            _            55
                                                                                          ------------- -------------
        Total assets.....................................................................       $3,782        $7,627
                                                                                          ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt...................................................        $ 133         $ 912
  Notes payable..........................................................................          565             _
  Accounts payable and accrued expenses..................................................        1,421         1,811
  Deferred revenue.......................................................................          302           331
  Customer deposits......................................................................          173           211
                                                                                          ------------- -------------
      Total current liabilities..........................................................        2,594         3,265

Long term debt...........................................................................       12,309        13,708

Series B Redeemable 10% Preferred Stock, $0.01 par value, 301 shares authorized, 300.01
  shares issued and outstanding at December 31, 2003 and 2002............................          540           540
                                                                                          ------------- -------------
Total liabilities........................................................................       15,443        17,513
                                                                                          ------------- -------------

Commitments and contingencies

Stockholders' equity:
  Series A Convertible Preferred Stock, $0.01 par value, 200,000 shares authorized,
  none issued and outstanding at December 31, 2003 and 2002..............................            _             _
  Common stock, $0.01 par value, 451,000,000 shares authorized, 179,611,939 issued and
  outstanding at December 31, 2003 and 2002..............................................          184           184
  Additional paid-in capital.............................................................       17,883        17,883
  Accumulated deficit....................................................................     (29,728)      (27,953)
                                                                                          ------------- -------------
  Total stockholders' equity.............................................................     (11,661)       (9,886)
                                                                                          ------------- -------------
          Total liabilities and stockholders' equity.....................................       $3,782        $7,627
                                                                                          ============= =============


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                       2003             2002             2001
                                                                                       ----             ----             ----
Revenues:
  Wireless messaging services, rent and maintenance............................           $11,197         $13,602          $18,416
  Equipment sales..............................................................               434             270              447
                                                                                  ----------------  --------------   --------------
       Total revenues..........................................................            11,631          13,872           18,863
                                                                                  ----------------  --------------   --------------
Operating expenses:
  Cost of wireless messaging services exclusive of depreciation................             5,084           6,238            8,164
  Cost of equipment sold exclusive of depreciation.............................               203             108              448
  Selling and marketing........................................................             1,640           1,526            1,924
  General and administrative...................................................             3,471           3,685            5,136
  Depreciation and amortization................................................             1,720           2,424            6,889
  Provision for doubtful accounts..............................................              (58)             832              883
  Provision for asset impairment...............................................             1,520               _            4,569
  Recovery of communications and facilities costs..............................             (173)           (237)            (765)
                                                                                  ----------------  --------------   --------------
       Total operating expenses................................................            13,407          14,576           27,248
                                                                                  ----------------  --------------   --------------
Operating loss ................................................................           (1,776)           (704)          (8,385)

Interest expense, net..........................................................              (27)         (2,488)          (3,909)
Gain(loss) on disposal of assets...............................................                28            (82)              457
                                                                                  ----------------  --------------   --------------
Loss before provision for income taxes and extraordinary item..................           (1,775)         (3,274)         (11,837)
Provision for income taxes ....................................................                 _               _                _
                                                                                  ----------------  --------------   --------------
Loss before extraordinary item.................................................           (1,775)         (3,274)         (11,837)
Extraordinary item: gain on troubled debt restructuring........................                 _          22,071                _
                                                                                  ----------------  --------------   --------------
NET INCOME(LOSS)...............................................................           (1,775)          18,797         (11,837)
Preferred stock dividends......................................................                 _            (69)            (113)
                                                                                  ----------------  --------------   --------------
Income(loss) attributable to common stockholders                                         $(1,775)         $18,728        $(11,950)
                                                                                  ================  ==============   ==============

NET INCOME(LOSS) PER COMMON SHARE, basic and diluted:
  Loss before extraordinary item...............................................           $(0.01)         $(0.12)          $(0.66)
  Extraordinary item...........................................................                 _           $0.82                _
  Attributed to common stockholders............................................           $(0.01)           $0.69          $(0.66)



Weighted average common shares outstanding.....................................       179,611,939      27,005,516       18,014,608


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                                Additional Accumulated      Notes         Total
                                                                                  Paid-in    Deficit     Receivable-  Stockholders'
                                             Common Stock      Preferred Stock   Capital   -----------   Stockholder     Equity
                                             ------------      ---------------   -------                 -----------     ------
                                          Shares     Amounts   Shares  Amounts
                                          ------     -------   ------  -------
Balance at December 31, 2000            17,611,030    $176         -         -   $18,211      $(34,913)      $(50)        $(16,576)
  Shares issued in connection with
  third party professional services
  rendered........................          36,000       -         -         -         5             -          -                5
Value ascribed to the issuance of
  shares for purchase of wireless
  messaging assets from Suburban..         645,071       6         -         -        (6)            -          -                -
Dividends accrued on 7.5% Redeemable
  Preferred Stock.................               -       -         -         -      (113)            -          -             (113)
Costs incurred in connection with
  registration of common stock..                 -       -         -         -      (160)            -          -             (160)
Shares and note retired in connection
  with settlement with former
  President.......................        (133,334)      -         -         -         -             -         50               50
Net loss..........................               -       -         -         -         -       (11,837)         -          (11,837)

                                       ---------------------------------------------------------------------------------------------
Balance at December 31, 2001            18,158,767     182         _         _    17,937       (46,750)         _          (28,631)
Dividends accrued on 7.5% Redeemable
  Preferred Stock.................               _       _         _         _       (69)            _          _              (69)
Costs incurred in connection with
  registration of common stock..                 _       _         _         _      (164)            _          _             (164)
Value ascribed to the issuance of
  preferred shares in connection with
  restructuring...................               _       _   161,453         2       179             _          _              181
Conversion of preferred shares into
  common stock..................       161,453,172       2  (161,453)       (2)        _             -          _                -
Net income........................               _       _         _         _         _        18,797          _           18,797
                                       ---------------------------------------------------------------------------------------------
Balance at December 31, 2002           179,611,939     184         -         -    17,883       (27,953)         -           (9,886)
Net loss..........................               -       -         -         -         -        (1,775)         -           (1,775)
                                       ---------------------------------------------------------------------------------------------
Balance at December 31, 2003           179,611,939    $184         -      $  -   $17,883      $(29,728)       $ -         $(11,661)
                                       -----------    ----                 ---   -------      ---------       ----        ---------


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                             Years Ended December 31,
                                                                                        ---------------------------------
                                                                                        2003          2002           2001
                                                                                        ----          ----           ----
Cash flows from operating activities:
  Net income(loss)..............................................................       $(1,775)        $18,797      $(11,837)
  Adjustments to reconcile net income(loss) to net cash (used by)/provided by operating activities:
  Extraordinary gain on troubled debt restructuring.............................              _       (22,071)              _
  Provision for asset impairment................................................          1,520              _          4,569
  Depreciation and amortization.................................................          1,719          2,424          6,889
  Inventory valuation allowance.................................................           (77)            136              _
  Capitalized interest on note payable..........................................             30              _              _
  Senior loan costs and amortization of deferred financing costs................              _              _            425
  Stock-based compensation......................................................              _              _              6
  Reduction of note due from stockholder........................................              _              _             50
  Provision for doubtful accounts...............................................           (58)            832            883
  (Gain)loss on disposal of assets..............................................           (28)             82          (457)
  Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable........................................................            397            616          1,121
     Inventory..................................................................          (478)        (1,020)        (1,109)
     Prepaid expenses and other current assets..................................              4             77          (219)
     Accounts payable and accrued expenses......................................          (390)          1,247            866
     Deferred revenues and customer deposits....................................           (67)          (206)          (384)
                                                                                     -----------   ------------   ------------
  Net cash (used by) provided by operating activities...........................            797            914            803
                                                                                     -----------   ------------   ------------
Cash flows from investing activities:
  Acquisition of property, equipment and licenses...............................          (118)          (556)          (537)
  Sale of property and equipment................................................            403          1,278            928
                                                                                     -----------   ------------   ------------
  Net cash used by investing activities.........................................            285            722            391
                                                                                     -----------   ------------   ------------
Cash flows from financing activities:
  Repayment of long term debt...................................................        (1,640)            (6)          (182)
  Repayment of capital lease obligation.........................................           (30)           (24)           (18)
  Deferred financing costs......................................................              _        (1,267)          (127)
  Common stock registration costs...............................................              _          (164)          (161)
                                                                                     -----------   ------------   ------------
  Net cash provided by financing activities.....................................        (1,670)        (1,461)          (488)
                                                                                     -----------   ------------   ------------
Net increase (decrease) in cash and cash equivalents............................          (588)            175            706
Cash and cash equivalents - beginning of year...................................          1,259          1,084            378
                                                                                     -----------   ------------   ------------
Cash and cash equivalents - end of year.........................................           $671         $1,259         $1,084
                                                                                     ===========   ============   ============


   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 and 2001
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

         Aquis Communications Group, Inc. ("Aquis" or the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, Aquis provides traditional one-way wireless alpha and numeric messaging services in portions of nine states in the Northeast and Mid-Atlantic regions of the United States, from Boston to Virginia, as well as the District of Columbia. The Company also resells nationwide and regional messaging services, offers alpha dispatch, news and other messaging enhancements. Its customers include businesses, government agencies, hospitals, individuals and resellers.

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect, for all periods presented, the purchase of the net assets of Bell Atlantic Wireless messaging, Inc. ("BAPCO"), the subsequent merger with Paging Partners Corporation ("Paging Partners"), the purchases of the wireless messaging assets of Suburban Wireless Paging, the acquisition of SunStar Communications, Inc., an internet services provider and later sale of these assets, and the purchase of wireless messaging assets of SourceOne Wireless. The results of operating the SourceOne Wireless assets are reflected in the accompanying financial statements from their dates of acquisition through their dates of disposition in January 2002 when remaining escrowed proceeds were released upon settlement of all remaining contingencies. These acquisitions have been accounted for under the purchase method of accounting. All material intercompany accounts and transactions have been eliminated in consolidation.

         On August 12, 2002, after receiving FCC approval, agreements took effect resulting in the restructuring of Aquis' debt and equity and a change in control of the Company. These agreements were the culmination of negotiations necessitated by defaults under Aquis' loan agreements. Accordingly, FINOVA Capital Corporation, a senior secured lender, acquired control of Aquis through the issuance of convertible preferred stock and warrants to them as part of this restructuring transaction. In addition, AMRO International, S.A., an unsecured lender, acquired a non-controlling equity interest, and holders of Aquis' 7.5% Redeemable Preferred Stock exchanged those shares for shares of Aquis' Series B 10% Redeemable Preferred Stock. FINOVA and AMRO also received notes in the combined face amount of $10 million. In exchange, all previously existing Aquis obligations to these parties, including accrued interest and dividends, were cancelled, resulting in the recognition during 2002 of an extraordinary gain on this troubled debt restructuring of $22,071,000. The debt agreement with FINOVA was again modified effective on December 31, 2003, as discussed subsequently in these notes.

         Aquis' consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, Aquis incurred losses before extraordinary items of $1,775,000, $3,274,000, and $11,837,000 million, respectively, during the years ended December 31, 2003, 2002 and 2001. The Company's common stock was de-listed from the NASDAQ SmallCap Market and began trading on the OTC Bulletin Board under the symbol AQIS.OB late in the year ended December 31, 2000. The effect of the change in trading markets caused or contributed to the reduction in trading volume and liquidity of Aquis shares. This, coupled with the Company's history of losses and continuing working capital deficits, diminished the ability to raise additional funding through debt or equity offerings, impaired Aquis' liquidity, resulted in the technical and functional termination of the right or ability of Aquis to obtain funding under its Common Stock Purchase Agreement with Coxton, and led to the Company's past defaults under the loan agreements with FINOVA and AMRO. With these characteristics, it is not presently expected that additional significant third party funding will be available in the foreseeable future.

         Aquis operates in a highly competitive wireless messaging marketplace in which at least three of the industry's largest wireless messaging operators have sought bankruptcy protection as a result of a shrinking market and intense price competition. The size of the wireless messaging industry continues to decline, and some of Aquis' primary competitors have effected business combinations to realize economies of scale and other business synergies to gain or maintain competitive advantages. Aquis can provide no assurance that its ability to effectively gain market share in a declining wireless messaging marketplace at sufficiently profitable margins, its ability to generate sufficient cash from operations to meet operating obligations in a timely manner, its ability to ensure continuing supplies of goods and services from key vendors, or its ongoing ability to limit or reduce operating costs and capital requirements will be adequate to ensure an ability to continue as a going concern. In the event that cash flow needs cannot be met or that future defaults under any of its key operating agreements, if any, cannot be cured, or if any of its outstanding debt cannot be satisfied when due, the Company would consider appropriate responses, which could include filing a request for legal protection from its creditors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Revenue Recognition

         Wireless messaging service revenues include airtime for messaging services, rental fees for leased wireless messaging equipment, and various other fees for such enhanced features as alpha dispatch services, loss protection, equipment maintenance, and voice mail. These revenues are recognized as the services are performed, or ratably over time in the case of fees that may be billed quarterly, semi-annually or annually in advance. Revenues related to pre-billed services are deferred until the service is provided and thereby earned. Equipment revenue is recognized when the equipment is delivered to the customer. In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, amended in March 2000, which provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. This Bulletin requires that revenue is recognized only when persuasive evidence of an arrangement exists, when delivery of merchandise has occurred or services have been rendered, the fee is established and is determinable and collectibility is reasonably assured. Aquis adopted SAB 101 in the second quarter of 2000 and that adoption had no significant effect on its consolidated results of operations or its financial position.

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

Inventory

         Inventory consists primarily of messaging devices held for sale or lease. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory valuation reserves of approximately $59,000 and $135,000 were recorded at December 31, 2003 and 2002, respectively, to reflect management's estimate of the market value attributable to units on hand at that date.

Property and Equipment

         Property and equipment is stated at cost, net of depreciation and amortization, and includes the Company's rental messaging devices, communications network assets, data processing equipment, office furniture and equipment, and leasehold improvements. The property and equipment acquired through merger or business combination is recorded at estimated fair value at the time of the transaction. These assets are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Costs to repair or maintain assets without adding to their lives or improving their value are expensed as incurred. Upon the sale or other disposal of property or equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the Company's results of operations.

         Aquis presents depreciation and amortization expenses as a separate charge in its Statement of Operations. During the years ended December 31, 2003, 2002 and 2001 respectively, depreciation expenses totaling $1,189, $1,549 and $3,614 relating to communications infrastructure and leased messaging devices were so included, declining as Midwest assets were sold and as certain infrastructure equipment acquired from Bell Atlantic Wireless messaging in 1998 became fully depreciated during 2002.

Deferred Charges

         Certain costs directly related to pending business acquisitions are deferred until the acquisition is completed or abandoned. If completed, such costs are considered part of the cost to acquire the business. Costs associated with abandoned acquisition efforts are written off. Costs and fees related to financing activities were amortized over the term of the related loan. Costs associated with the financial restructuring totaling $1,394 were charged against the gain recognized as the result of this transaction in August 2002.

Capitalized Software

         The cost to acquire computer software used in the Company's operations is capitalized and amortized over three years. Accumulated amortization totaled $459 and $306 at December 31, 2002 and 2001, respectively. The remaining net book value of these intangible assets at December 31, 2003 of $55 was written off in connection with the provision for asset impairment required under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Income Taxes

         Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Accordingly, the balance sheet will reflect anticipated tax impacts of future taxable income or deductions implicit in the balance sheet in the form of temporary differences. These temporary differences reflect the difference between the basis in assets and liabilities as measured in the financial statements and as measured by tax laws using enacted tax rates.

Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents, accounts and notes receivable and payable. The fair value of these instruments approximate their carrying values due to their short-term nature.

Concentration of Risk

         The Company utilizes two providers of nationwide wireless messaging services to fulfill the majority of its requirements for this service. Although there are a limited number of other nationwide carriers, management believes that other carriers could provide similar services under comparable terms. However, a change in vendor or carrier could cause a delay in service provisioning or a possible loss of revenue, which could adversely affect operating results. Finally, combined revenues from Aquis' two largest customers approximated 9.8% of the Company's total revenues for 2003.

         The Company maintains its cash and cash equivalents in one commercial bank and one money market fund that invests primarily in high quality money market instruments, including securities issued by the U.S. government. From time to time, such balances may exceed FDIC-insured limits.

Advertising Costs

         Costs associated with advertising in telephone or other directories and other costs for such items as direct mail ads or promotional items are expensed when the ad is first published and circulated or when the expense is incurred for the direct mailing or promotional item. Total advertising expenses totaled $78, $8 and $4 in 2003, 2002 and 2001 respectively.

Long-Lived Assets

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the estimated fair value and the carrying value of the asset. During the years ended December 31, 2003 and 2001, Aquis recorded provisions for the impairment of the value of certain tangible and intangible assets. See note 5 for further discussion.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits use of the pooling of interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including those recorded in past business combinations, no longer be amortized against earnings, but should instead be tested annually for impairment. Continued amortization is required for intangibles with finite lives, as is review for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Implementation of SFAS 142 was required on January 1, 2002. Since the Company has no recorded goodwill or other assets with indefinite lives, there is no impact on its consolidated financial position or results of operations as the result of adoption of this standard.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", amending SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends prior disclosure guidance. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for such compensation and the effects of the method used on reported results. The provisions of SFAS 148 are generally effective for fiscal years ending after December 15, 2002. No such employee compensation was issued during 2003 or 2002 and Aquis intends to implement these provisions prospectively, if and when applicable.

Earnings per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods presented. Diluted EPS reflects the potential dilution that could occur if options, warrants, convertible securities or other contracts requiring the issuance of common stock were converted into common stock during the periods presented. The Company has not presented diluted EPS because the effect would be anti-dilutive. See also Note 12, Stock Options.

Recent Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" and in April 2003 this Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Neither pronouncement is expected to have a material effect on the Company's financial position, results of operations or cash flows due to limited, if any, applicability.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 applies to financial instruments previously treated as part of shareholders' or mezzanine equity and requires that instruments providing for mandatory redemption under specified terms must be reclassified and presented as a liability. SFAS 150 also requires that dividends paid pursuant to the terms of such instruments be treated as a component of interest expense. Aquis has elected to an early adoption of this principle and has presented its Series B Redeemable 10% Preferred Stock as a component of its total liabilities. Aquis has paid no dividends on this issue, and is not required to do so until certain of its other debts are fully satisfied, and accordingly there is no effect, current or cumulative, on the reported results of operations.

Reclassifications

         Certain amounts reported in prior years have been reclassified to conform to the current year's presentation, including the characterization of Aquis' Series B Redeemable 10% Preferred Stock as a component of total liabilities.


3. MERGERS, ACQUISITIONS AND DISPOSITIONS:

SourceOne Wireless:

         On January 31, 2000, the Company completed the acquisition of certain assets of SourceOne Wireless, a facilities-based provider of one-way wireless messaging services to subscribers in several Midwestern states. The aggregate purchase price, including transaction costs, totaled approximately $4,500, and this purchase was accounted for under the purchase method of accounting. As part of Aquis' business plan developed to address its lack of liquidity and the requirements of its lenders, on August 31, 2001 Aquis contracted to sell these Midwestern wireless messaging assets and executed an Asset Purchase Agreement that provided a purchase price of $1.1 million in cash. Also effective on that date the parties executed an Agreement Pending Purchase Consummation under which the buyer, on the closing date, assumed operational management of the business while Aquis continued to maintain the licensed communications facilities. A related Escrow Agreement was funded on October 18, 2001. The FCC authorized release from escrow of the proceeds in January 2002. FINOVA released the liens it held on these assets and the proceeds were used in accordance with Aquis' business plan.

         Aquis currently evaluates the recoverability of the carrying value of its long-lived real and intangible assets based on related estimated undiscounted cash flows, pursuant to Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and previously pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of". In connection with this sale of assets, Aquis wrote down the related net assets by $2,271 during the year ended December 31, 2001 to their estimated realizable value of $1,010, net of transaction costs. During the year ended December 31, 2001, results of operations of these assets included revenues of about $1,171, a net loss in 2001 (before asset impairment charges) of $550 net of depreciation and amortization charges of approximately $610.

4. PROPERTY AND EQUIPMENT:

         As of December 31, 2003 and 2002, property and equipment consists of the following:

                                                                                             December 31,
                                                                                             ------------
                                                                                          2003         2002
                                                                                          ----         ----

Rental messaging devices (3 years).................................................       $10,318     $10,571
Wireless network equipment (7 years)...............................................         6,920       7,232
Data processing equipment (2-5 years)..............................................         1,144       1,133
Furniture, fixtures and office equipment (5 years).................................           331         327
Leasehold improvements (various)...................................................           439         439
Other..............................................................................            99          75
                                                                                     -------------  ----------
                                                                                           19,251      19,777
Less accumulated depreciation......................................................        17,013      16,385
                                                                                     -------------  ----------
                                                                                           $2,238      $3,392
                                                                                     =============  ==========

5. INTANGIBLE ASSETS:

         Intangible assets consist of the following as of December 31, 2003 and 2002:

                                                                                            December 31,
                                                                                            ------------
                                                                                         2003          2002
                                                                                         ----          ----
FCC licenses and State certificates (10 years).....................................          $  _       $2,058
Customer lists (3 years)...........................................................             _        6,252
                                                                                     -------------  -----------
                                                                                                _        8,310
Less accumulated amortization......................................................             _        6,551
                                                                                     -------------  -----------
                                                                                             $  _       $1,759
                                                                                     =============  ===========

         Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, as a result of the Company's ongoing losses, its forecast for continuing losses, and its default under its loan agreements as described in more detail elsewhere herein, Aquis recognized charges for impairment of the carrying value of its FCC licenses and State certificates in the amount of $1,465 and $2,298 at December 31, 2003 and 2001, respectively, in order to adjust their carrying value to their expected realizable values. The amount of these impairments was based on the excess of the net book value of those intangible assets over the amount of the estimated annual cash flows during their estimated remaining useful lives discounted to net present value using discount rates of 18% and 20%, respectively.


6.  DEFERRED CHARGES:

         At December 31, 2003 and 2002, deferred charges consisted of the following:

                                                                                                  December 31,
                                                                                                  ------------
                                                                                                 2003      2002
                                                                                                 ----      ----
Deferred financing costs................................................................         $  _      $  _
Unamortized software and other costs....................................................            _        55
                                                                                                 ----       ---
                                                                                                 $  _       $55
                                                                                                 ====       ===

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


7. COMMITMENTS AND CONTINGENCIES:

         The Company leases facilities and equipment used in its operations. Many lease agreements include renewal options with Consumer Price Index related rent escalations. At December 31, 2002, the aggregate future minimum rental commitments under non-cancelable operating leases were as follows:

Years
-----
2004............................................................................................       $1,826
2005............................................................................................        1,446
2006............................................................................................          904
2007............................................................................................          496
2008............................................................................................          456
Thereafter......................................................................................           24
                                                                                                       -------
                                                                                                       $5,152
                                                                                                       ======

         Rent expense was $2,377, $2,487 and $3,069 for 2003, 2002 and 2001,
respectively.

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

 Arbitration of Employment and Other Claims

         In August 2000, Aquis received correspondence from legal counsel to Mr. Adiletta, a former President of Aquis, in which Mr. Adiletta claimed that Aquis was in breach of its obligation under the Securities Act of 1933 to register the shares underlying certain options granted to him previously as contemplated by the terms of the settlement agreement described above. Mr. Adiletta also requested that he be permitted to submit a bid for the purchase of certain of the assets of Aquis' Internet related business operations conducted by Aquis IP Communications, Inc., which assets were at the time of the letter from Mr. Adiletta the subject of a signed Asset Purchase Agreement with the investment group headed by Mr. John Hobko, then President of Aquis IP Communications, Inc., and Mr. John B. Frieling, a director of Aquis. Aquis commenced an action to collect the proceeds due under a promissory note due to the Company for the purchase of certain Aquis securities issued to Mr. Adiletta. Mr. Adiletta, on or about March 27, 2001, filed a counterclaim and third-party complaint against Aquis, its Board of Directors, CEO and CFO in which unspecified damages were sought for the alleged breach of the terms of a Settlement Agreement between himself and Aquis, alleged fraud in connection with that settlement, alleged breach of fiduciary duties and negligence arising out of the governance of Aquis. On October 16, 2001 Aquis and Adiletta executed a new settlement agreement under which each agreed to release and waive all claims that were or could have been asserted against one another. In addition, Aquis paid Mr. Adiletta $118 and forgave all outstanding amounts due under the promissory note due to Aquis, and, Mr. Adiletta surrendered all common shares and options to purchase Aquis shares owned by him and agreed to refrain from acquiring any direct equity holdings in Aquis.


8. LONG-TERM DEBT:

         Effective on December 31, 2003, Aquis and FINOVA, the Company's primary lender and equity holder, entered into a Second Amendment to the Second Amended and Restated Loan Agreement, further amending their loan agreements. The effect of this amendment was to provide to FINOVA quarterly payments of debt service in amounts that may exceed those specified under the prior agreement, and to eliminate all prior financial covenants. The maturity dates of the related notes remained unchanged. The quarterly payment is to be determined based on the Company's cash balances in excess of $350, and is due on the first day of each calendar quarter. The initial payment in connection with these modifications was made in December 2003 in the amount of $754. Aquis paid approximately $105 to FINOVA in April 2004 based on its cash position as of March 31, 2004.

         For periods prior to the effective date of Aquis' restructuring and the aforementioned second amendment, debt due to Aquis' institutional lenders was classified primarily as currently payable due to defaults under loan agreements with FINOVA and AMRO. In August 2002, the required FCC approval for the change in control of Aquis' FCC licenses was granted, the restructuring transaction closed on August 12, 2002, and control of Aquis was transferred to FINOVA. Accordingly, an extraordinary gain on Aquis' troubled debt restructuring was recognized in the amount of $22,071, net of income taxes that were calculated to be zero, primarily due to Aquis' insolvency.

         Under the terms of the restructuring agreements and effective upon receipt of FCC approval in early August 2002, Aquis' Senior and Subordinated Lenders exchanged their debt and accrued unpaid interest due to them for warrants and preferred stock that could convert into a combined equity position of 89.89%. FINOVA received two interest-bearing notes; one in the amount of $7,000, payable over four years, and the other in the amount of $2,000 payable following the maturity date of the $7,000 Senior Secured Promissory Note. This $7,000 Secured Note requires that interest is paid quarterly in arrears at an interest rate set at the greater of Citibank's Corporate Base Rate plus 3.5% or 9%, and also requires principal repayments of $250 in January or each year. The $2,000 Subordinated Note requires that interest is accrued at a rate of 15%, but is not required to be paid until maturity. The Senior Secured Subordinated Note of $2,000 may be cancelled if the $7,000 note is paid in full by March 31, 2006. FINOVA also received Aquis Series A Convertible Preferred Stock and Common Stock Purchase Warrants that could provide an equity interest of 79.99%. Warrants for the purchase of 5% would expire if the $7,000 note is paid in full by March 31, 2006, reducing FINOVA's equity interest to 74.99%. A minor portion approximating 2.5% of the debt and equity provided to FINOVA under the restructuring has been transferred to an unaffiliated lending partner of FINOVA.

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

         Aquis' obligations for principal and interest are summarized at December 31 as follows:

                                                 Interest    Scheduled    Original Face    Recorded         Recorded
                                                   Rate      Maturity      Amount 2002   Liability 2003  Liability 2002
                                                   ----      ---------     -----------   --------------  --------------
Senior secured promissory note (the Tranche A    P + 3.5%    June 2006       $7,000          $7,586         $9,213
  note)
Senior secured promissory note (the Tranche B       15%      June 2006       $2,000           3,183           3,183
  note) ................................
Junior unsecured note payable                       10%      June 2008       $1,000           1,597          1,597
Unsecured note payable                              6%        Nov 2004        $500              565             535
Vehicle loans                                       0%       Sept 2007         $54                65             50
Other installment obligations                     various     various        various              11             42
                                                                                         ------------------------------
                                                                                             13,007         14,620
Classified as currently payable                                                                 (698)         (912)
                                                                                         ------------------------------
Long-term maturities, net of current portion                                                $12,309        $13,708
                                                                                         ==============================

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

         Pursuant to the terms of the Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002, Aquis was subject to specified financial performance and expenditure-limiting covenants. Aquis' capital expenditures exceeded the covenant limit of $1,062 for 2002. As a result, Aquis was in default of that covenant until FINOVA provided a waiver of that covenant violation in late March 2003. During 2003, as noted above, Aquis and FINOVA agreed to eliminate all financial covenants and to provide an opportunity for FINOVA to receive accelerated cash payments to be applied against the debt outstanding.


9. RELATED PARTY TRANSACTIONS:

         Aquis received FCC approval and completed the restructuring of its debt to FINOVA Capital Corporation and other creditors on August 12, 2002. The FINOVA interests acquired rights to acquire 79.99% of Aquis' equity as a result. During 2003, Aquis paid cash to FINOVA totaling $1,628, including principal of approximately $850. During 2002, Aquis paid FINOVA a total of $283, including $88 of interest subsequent to the date on which it obtained its equity interests.

         The Company was provided with various investment banking services by a firm with which a certain former member of the Board of Directors was affiliated. Deerfield Capital, LP, of which Mr. Frieling is a principal, and Deerfield Partners, LLC, of which Mr. Frieling is Managing Director, provided investment banking services to Aquis in connection with certain of its completed and proposed acquisitions and other activities. During the years ended December 31, 2002 and 2001, respectively, Deerfield Capital and Deerfield Partners were paid $3 and $67 in fees and expenses for such services.


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

         At December 31, 2003, the Company had Federal net operating loss carryforwards for tax purposes of approximately $12,000 that expire between 2016 and 2017. Approximately $8,550 of this total consists of pre-acquisition losses that are subject to restrictions imposed by Section 382 of the Internal Revenue Code that limit utilization of such carryforwards to about $300 annually.

         The provision for income taxes is summarized as follows:

                                                                                 2003         2002        2001
                                                                                 ----         ----        ----
Federal:
  Current...............................................................             $_         $_           $_
  Deferred (benefit), net...............................................          (596)    (1,110)      (3,998)
  Valuation allowance...................................................            596      1,110        3,998
                                                                          --------------------------------------
  Total Federal.........................................................              _          _            _
                                                                          --------------------------------------
State:
  Current...............................................................             $_         $_           $_
  Deferred (benefit), net...............................................          (157)      (294)      (1,118)
  Valuation allowance...................................................            157        294        1,118
                                                                          --------------------------------------
  Total State...........................................................              _          _            _
                                                                          --------------------------------------
Total provision for income taxes........................................             $_         $_           $_
                                                                          ======================================

         Significant components of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                                                                             2003         2002
                                                                                             ----         ----
Deferred tax assets:
  Allowance for doubtful accounts..................................................           $114       $294
  Depreciation and impairment provisions...........................................          2,123      1,578
  Net operating loss carryforwards.................................................          5,971      5,583
                                                                                     -------------------------
  Total deferred tax assets........................................................          8,208      7,455
Deferred tax liabilities-amortization of intangibles...............................          (951)      (951)
                                                                                     -------------------------
  Net deferred tax assets before valuation allowance...............................          7,257      6,505
  Valuation allowance..............................................................        (7,257)    (6,505)
                                                                                     -------------------------
Net deferred tax asset.............................................................             $_         $_
                                                                                     =========================

         A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows:

                                                                                      2003       2002       2001
                                                                                      ----       ----       ----
Tax (benefit) at Federal statutory rate.........................................     (34.0)%    (34.0)%    (34.0)%
State income taxes, net of Federal tax benefit..................................           _          _          _
Permanent differences...........................................................         .1%        .1%        .3%
Valuation allowance.............................................................       33.9%      33.9%      33.7%
Effective tax rate..............................................................           _          _          _




         As of December 31, 2003, the Company recorded no deferred tax asset. The future expected benefit from the realization of the remaining net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of December 31, 2003. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.


12. STOCK OPTIONS:

         Through the merger with Paging Partners, Aquis acquired and assumed a stock option plan (the "Assumed Plan"), as amended. Under this assumed plan, options to purchase shares of the Company's common stock, intended to qualify as incentive stock options, may be granted to employees. In November 2001, Aquis established an Aquis Communications Group, Inc. 2001 Stock Incentive Plan (the "2001 Plan") for purposes similar to those of the assumed plan. Under the 2001 Plan, either Incentive Stock Options or Non-Qualified Stock Options may be granted, under which the number of shares that may be issued is 2,000,000. Employees, directors and consultants are eligible for grants under this 2001 Plan. A total of 1,500,000 shares of common stock had been reserved for issuance under the Assumed Plan. Under either plan, options may be exercisable for terms ranging from four months to ten years from the date granted.

         Details, including option grants on November 21, 2001 to purchase 1,080,000 shares under the 2001 Plan, are as follows (shares and prices are stated at original amounts before effect of the share conversion effected through the merger):

                                                                                   Number           Option
                                                                                 of Shares        Price Range
                                                                                 ---------        -----------
2001
Outstanding, January 1....................................................        2,309,612       $0.2344-3.00
Granted...................................................................        1,580,000        $0.03-0.125
Exercised.................................................................               --                 --
Cancelled.................................................................        (160,850)         $0.03-3.00


Outstanding, December 31..................................................        3,728,762        $0.03-1.625


Exercisable, December 31..................................................        2,168,760        $0.03-1.625
2002
Outstanding, January 1....................................................        3,728,762        $0.03-1.625
Granted...................................................................                _                  _
Exercised.................................................................                _                  _
Cancelled.................................................................        (365,000)      $0.125-0.4375


Outstanding, December 31..................................................        3,363,762        $0.03-1.625


Exercisable, December 31..................................................        2,901,262        $0.03-1.625
2003
Outstanding, January 1....................................................        3,363,762        $0.03-1.625
Granted...................................................................                _                  _
Exercised.................................................................                _                  _
Cancelled.................................................................        (321,000)       $0.03-1.2812


Outstanding, December 31..................................................        2,977,762        $0.03-1.625


Exercisable, December 31..................................................        2,666,512        $0.03-1.625

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

         In the following table, the fair value of stock options issued to Employees during 2001 is based on the Black-Scholes pricing model with the following assumptions: the price of the stock at the time of grant, risk free interest rates ranging from 4.57% to 5.81%, no dividend yield, 100% volatility and a weighted average expected life of the options of nine to ten years. Had compensation cost been determined on the basis of FASB Statement No. 123, net loss and loss per share would have been reduced as follows:

                                                                                                     2001
                                                                                                     ----
Net Loss Attributed to Common Stockholders:
  As reported...............................................................................       $(11,950)
  Pro forma.................................................................................       $(11,987)
Net Loss per Common Share:
  As reported...............................................................................         $(0.66)
  Pro Forma.................................................................................         $(0.67)


         In connection with the employment of one of the Company's former Presidents, 200,000 options were granted on January 15, 2001 providing an exercise price of $0.125 and an expiration date of January 11, 2011. These options were cancelled as the result of a separation from service of Aquis during 2002.



13. PREFERRED STOCK:

Series A Convertible Preferred Stock, par value $0.01

         In connection with the debt and equity restructuring effected on August 12, 2002, Aquis issued certain equity rights securities to the interests of its senior lender and to its junior lender. Accordingly, FINOVA Capital Corporation and one of its funding partners, through FINOVA's affiliate Desert Communications I, LLC ("Desert"), acquired rights to a 79.99% equity interest and voting control of Aquis on a fully diluted basis, along with certain debt instruments described in the preceding footnotes. Its equity interest was provided via the issuance of Aquis convertible preferred stock and common stock purchase warrants. Also in connection with this restructuring, AMRO International, S.A. acquired rights to a 9.9% equity interest on a fully diluted basis in Aquis via preferred stock and warrants and the previously described unsecured note in exchange for cancellation of all obligations due under the 11% Convertible Debenture and the cancellation of all previously-outstanding warrants issued to AMRO. See the immediately subsequent footnote for a summary of the warrants issued in this transaction.

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

Series B 10% Redeemable Preferred Stock, par value $0.01

         Another component of the restructuring effected on August 12, 2002 included the exchange of all previously outstanding shares of Aquis' 7.5% Redeemable Preferred Stock for shares of Series B 10% Redeemable Preferred Stock. The rights and preferences of this 10% Redeemable Preferred Stock include ranking that is senior to Aquis' Common Stock and Series A Convertible Stock as to dividends and distributions, cumulative cash dividends at the annual rate of $75.00 (seventy five dollars) per share, no voting rights unless required by law, a liquidation preference of $300 (three hundred thousand dollars) and a redemption date of December 31, 2007 provided that the restructured notes due to FINOVA and AMRO have previously been retired. The Company's redemption under this latter provision will be at the liquidation preference amount and will also include accrued but unpaid cumulative dividends. As provided by SFAS 15, the liability for the redemption of these shares is recorded at the amount of the related cash flow obligation at redemption and is presented as a component of total liabilities in accordance with SFAS 150.


14. WARRANTS:

         In connection with the debt and equity restructuring effected on August 12, 2002 and described in foregoing footnotes, Aquis issued warrants to the interests of its senior lender and to its junior lender. A summary of the Common Stock Purchase Warrants issued to Desert and AMRO in connection with Aquis' restructuring is as follows:

                                                             Warrants to
                                                              Purchase         Date Warrants     Date of Expiration    Exercise
                                                 Series    Shares of Stock   First Exercisable       of Warrants         Price
                                                 ------    ---------------   -----------------       -----------         -----

Desert Communications I, LLC                       A         192,206,258      August 12, 2002      August 12, 2012       $0.01
Desert Communications I, LLC                       B         22,394,842       August 12, 2002    August 12, 2012 (a)     $0.01
AMRO International, S.A                            --        26,560,206       August 12, 2002      August 12, 2012       $0.01

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

15. SUPPLEMENTAL CASH FLOW DATA:

         The tables below provides supplemental information to the consolidated statements of cash flows:

                                                                                      2003       2002      2001
                                                                                      ----       ----      ----

Cash paid for interest expense...............................................          $38       $171      $290
Cash paid for taxes..........................................................           $9         $7       $--
Liability assumed in connection with purchase of assets......................         $ --        $54       $79

In addition to the cash paid for interest expense noted above, the Company paid to FINOVA amounts that were capitalized as debt under SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the debt recorded in connection with this transaction included obligations for future cash payments of principal and interest to the extent that the total of such cash flows did not exceed the principal amount of the debt cancelled. During 2003 and 2002, respectively, FINOVA was paid $778 and $88 representing interest as defined by the related loan agreements.


16. QUARTERLY FINANCIAL RESULTS (UNAUDITED):

         Quarterly financial information for the years ended December 31, 2003 and 2002 is summarized below:

                                                                   First       Second        Third        Fourth
                                                                  Quarter      Quarter      Quarter       Quarter
                                                                  -------      -------      -------       -------
Year ended December 31, 2003:
  Total revenues.....................................              $3,088        $3,056       $2,799        $2,688
  Operating income (loss)............................               (228)            83        (101)    (1,530)(a)
  Net income (loss) attributed to common shareholders               (110)            45        (180)       (1,530)
  Net income (loss) per share (basic and diluted)....             (0.001)         0.000     (0.0001)   (0.0089)(b)

Year ended December 31, 2002:
  Total revenues.....................................              $3,745        $3,461       $3,326        $3,340
  Operating loss.....................................               (225)         (271)      (81)(b)         (127)
  Extraordinary item: restructuring gain.............                 _             _      22,071(c)           _
  Net income (loss) attributed to common shareholders             (1,156)       (1,232)       21,238         (122)
  Net income (loss) per share (basic and diluted)....              (0.06)        (0.07)         1.17     (0.00)(d)

-----------

(a) Operating loss for the fourth quarter of 2003 includes a charge for the impairment in the carrying value of the Company's assets in the amount of $1,520 as also discussed in footnote 2 above
(b) Operating loss for the third quarter of 2002 includes net non-recurring items of income of $222 received primarily in settlement of Aquis' claims against a communications services vendor under the Telecommunications Act of 1996.
(c) A gain on the restructuring of Aquis' debt and equity was recognized in August 2002 when final contingencies were satisfied and the Company's debt to its major creditors was cancelled in exchange for equity and debt securities, as described in more detail in the preceding footnotes.
(d) Based on 53,257,283 weighted average shares outstanding resulting from conversion of all shares of Series A Convertible Preferred Stock into Aquis Common Stock on December 11, 2002. See also Note 13.

17. VALUATION AND QUALIFYING ACCOUNTS:

         The allowance for doubtful accounts in 2001 was reduced in connection with collections of receivables from customers and as the result of the reclassification of the receivables and related allowance from Midwest wireless messaging operations to their status as held for sale at December 31, 2001. This allowance was further reduced in 2003 as the result of better-than-expected collections.

         Aquis recognized an inventory allowance in 2002. Certain intermittently-functional units returned in exchange transactions in late 2002 and other older models on hand that were returned or exchanged throughout the year led to this valuation adjustment. No allowance for inventory obsolescence was recognized in 2000 or 2001 as the result of the Company's policy to exclude obsolete messaging devices from its periodic inventory valuations.

                                               Balance at   Charges to   Deductions   Balance at
                                                Beginning   Costs and     and Other       End
                                                 of Year     Expenses    Adjustments    of Year
                                                 -------     --------    -----------    -------
Allowance for doubtful accounts:
  2001..................................           1,929          883         1,804       1,008
  2002..................................           1,008          832         1,154         686
  2003..................................             686          488           908         266

Allowance for inventory obsolescence:
  2001..................................               _            _             _           _
  2002..................................               _          150            14         136
  2003..................................               _            _            77          59