Form 10-Q
period 2004-06-30
AQUIS COMMUNICATIONS GROUP INC
filed 2004-08-12
CIK 920854

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to ________________________
Commission File Number: 000-33343

                        AQUIS COMMUNICATIONS GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                                 22-3281446
----------------------------------------------                           --------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

1719A Route 10, Suite 300, Parsippany, NJ                                07054
----------------------------------------------                           --------------------------------------
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

                           Yes |_| No |X|

As of August 1, 2004 there were 179,611,939 shares of the Registrant's Common Stock outstanding.

                          INDEX TO FINANCIAL STATEMENTS
                AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES


Part I   Financial Information:

Item 1 - Financial Statements:
          Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 ...........................................    3
          Consolidated Statements of Operations for the Three and Six Month Periods ended June 30, 2004 and 2003........    4
          Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2004 and 2003..................    5
          Notes to Consolidated Financial Statements....................................................................    6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    9

Item 3 - Quantitative and Qualitative Disclosures About Market Risks....................................................   15

Item 4 - Controls and Procedures........................................................................................   15



Part II  Other Information:

Item 1 - Legal Proceedings..............................................................................................   16

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...............................   16

Item 3 - Defaults Upon Senior Securities................................................................................   16

Item 4 - Submission of Matters to a Vote of Security Holders............................................................   16

Item 5 - Other Information..............................................................................................   16

Item 6 - Exhibits and Reports on Form 8-K...............................................................................   16

Signatures..............................................................................................................   17


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                                         JUNE 30,     DECEMBER 31,
                                                                                                          2004          2003
                                                                                                       ----------     ------------
                                                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .........................................................................     $    751      $    671
  Accounts receivable (net of allowances of $300 and $266, respectively) ............................          243           271
  Inventory, net ....................................................................................          425           355
  Prepaid expenses and other current assets .........................................................          337           247
                                                                                                          --------      --------
      Total current assets ..........................................................................        1,756         1,544
Property and equipment, net .........................................................................        1,661         2,238
FCC licenses and State certificates, net ............................................................           --            --
Other assets ........................................................................................            2            --
                                                                                                          --------      --------
        Total assets ................................................................................     $  3,419      $  3,782
                                                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Current maturities of long term debt ..............................................................     $    138      $    133
  Notes payable .....................................................................................          580           565
  Accounts payable and accrued expenses .............................................................        1,272         1,421
  Deferred revenue ..................................................................................          269           302
  Customer deposits .................................................................................          157           173
                                                                                                          --------      --------
      Total current liabilities .....................................................................        2,416         2,594

Long term debt ......................................................................................       12,176        12,309

Series B Redeemable 10% Preferred Stock, $0.01 par value, 301 shares authorized,
300.01 shares issued and outstanding at June 30, 2004 and December 31, 2003 .........................          540           540
                                                                                                          --------      --------
Total liabilities ...................................................................................       15,132        15,443
                                                                                                          --------      --------

Commitments and contingencies

Stockholders' equity (deficiency):
  Series A Convertible Preferred Stock, $0.01 par value, 200,000 shares authorized, none
  issued and outstanding at June 30, 2004 and December 31, 2003 .....................................           --            --
  Common stock, $0.01 par value, 451,000,000 shares authorized, 179,611,939 shares issued and
  outstanding at June 30, 2004 and December 31, 2003 ................................................          184           184
  Additional paid-in capital ........................................................................       17,883        17,883
  Accumulated deficit ...............................................................................      (29,780)      (29,728)
                                                                                                          --------      --------
  Net stockholders' equity (deficiency) .............................................................      (11,713)      (11,661)
                                                                                                          --------      --------
        Total liabilities and stockholders' equity (deficiency) .....................................     $  3,419      $  3,782
                                                                                                          ========      ========



   The accompanying notes are an integral part of these financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED; IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE INFORMATION)


                                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------    ------------------------------
                                                                     2004             2003            2004             2003
                                                                -------------    -------------    ------------     -------------
Revenues:
  Wireless messaging services, rent and maintenance .........   $       2,313    $       2,900    $       4,792    $       5,923
  Equipment sales ...........................................              42              156              217              221
                                                                -------------    -------------    -------------    -------------
       Total revenues .......................................           2,355            3,056            5,009            6,144
                                                                -------------    -------------    -------------    -------------
Operating expenses:
  Cost of wireless messaging services excluding depreciation            1,022            1,323            2,144            2,752
  Cost of equipment sold excluding depreciation .............              29               29              149               49
  Selling and marketing .....................................             279              539              570              938
  General and administrative ................................             757              862            1,503            1,747
  Depreciation and amortization .............................             280              494              581              922
  Provision for (recovery of) doubtful account expenses .....              94             (274)             146             (119)
                                                                -------------    -------------    -------------    -------------
       Total operating expenses .............................           2,461            2,973            5,093            6,289
                                                                -------------    -------------    -------------    -------------
Operating income (loss) .....................................            (106)              83              (84)            (145)

Interest income (expense), net ..............................              17              (30)              32              (27)
Gain (loss) on sale of assets ...............................              --               (8)              --              107
                                                                -------------    -------------    -------------    -------------
Income (loss) before provision for income taxes .............             (89)              45              (52)             (65)
Provision for income taxes ..................................              --               --               --               --
                                                                -------------    -------------    -------------    -------------
Net income (loss) ...........................................             (89)              45              (52)             (65)
Preferred stock dividends ...................................              --               --               --               --
                                                                -------------    -------------    -------------    -------------

Income (loss) attributable to common stockholders ...........   $         (89)   $          45    $         (52)   $         (65)
                                                                =============    =============    =============    =============

NET LOSS PER COMMON SHARE:
  Basic and diluted .........................................   $      (0.000)   $       0.000    $      (0.000)   $      (0.000)
Weighted average common shares outstanding ..................     179,611,939      179,611,939      179,611,939      179,611,939




              The accompanying notes are an integral part of these
                              financial statements.

AQUIS COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED; IN THOUSANDS)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                      2004       2003
                                                                                    -------    --------
Cash flows from operating activities:
  Net loss ......................................................................   $   (52)   $   (65)
  Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization .................................................       581        922
  Provision for (recovery of) doubtful accounts .................................       146       (119)
  Inventory valuation allowance .................................................        (3)        --
  Capitalized interest ..........................................................        15         15
  (Gain)loss on sale of property and equipment ..................................        --       (107)
   Changes in assets and liabilities, net of business acquisitions:
     Accounts receivable ........................................................      (118)       361
     Inventory ..................................................................      (239)      (376)
     Prepaid expenses and other current assets ..................................       (90)      (139)
     Accounts payable and accrued expenses ......................................      (149)       (55)
     Deferred revenues and customer deposits ....................................       (49)       (64)
                                                                                    -------    -------
  Net cash provided by operating activities .....................................        42        373
                                                                                    -------    -------
Cash flows from investing activities:
  Acquisition of property, equipment and intangible assets ......................       (43)       (48)
  Sale of property and equipment ................................................       209        184
                                                                                    -------    -------
  Net cash provided by investing activities .....................................       166        136
                                                                                    -------    -------
Cash flows from financing activities:
  Payments made on long term obligations ........................................      (128)      (584)
                                                                                    -------    -------
  Net cash used by financing activities .........................................      (128)      (584)
                                                                                    -------    -------

Net increase (decrease) in cash and cash equivalents ............................        80        (75)
Cash and cash equivalents - beginning of period .................................       671      1,259
                                                                                    -------    -------
Cash and cash equivalents - end of period .......................................   $   751    $ 1,184
                                                                                    =======    =======



              The accompanying notes are an integral part of these
                             financial statements.

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS:

         Aquis Communications Group, Inc. ("Aquis" or the "Company") is a holding company, incorporated in the State of Delaware. Through its operating companies, Aquis provides traditional one-way wireless alpha and numeric messaging services in portions of eight states in the Northeast and Mid-Atlantic regions of the United States, as well as the District of Columbia. The Company also resells nationwide and regional messaging services, offers alpha dispatch, news and other messaging enhancements, and offers data circuits and consulting services. Its customers include businesses, government agencies, hospitals, individuals and resellers.

         The accompanying statements reflect all adjustments considered necessary by management to present fairly the consolidated financial position as of June 30, 2004 and December 31, 2003, and the consolidated results of operations and the related consolidated cash flows for the three and six month periods ended June 30, 2004 and 2003. The balance sheet for the end of the preceding fiscal year has been derived from the Company's audited balance sheet at December 31, 2003 contained in the Company's Form 10K and is provided for comparative purposes. All other financial statements are unaudited. In management's opinion, all adjustments have been made which include only normal recurring adjustments necessary to fairly present the financial position, results of operations and changes in cash flows for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

         Effective on December 31, 2003, Aquis and FINOVA Capital Corporation ("FINOVA"), the Company's primary lender and equity holder, entered into a Second Amendment to the Second Amended and Restated Loan Agreement, further amending the loan agreements between the Company and its senior secured lender and controlling stockholder. The effect of this amendment was to provide to FINOVA quarterly payments of debt service in amounts that may vary from those specified under the prior agreement, and to eliminate all prior financial covenants. The maturity dates of the related notes remained unchanged. The quarterly payment amount is determinable based on the Company's cash balances in excess of $350, and is due on the first day of each calendar quarter. FINOVA gained control of Aquis effective on August 12, 2002 after receiving FCC approval. At that time, agreements took effect resulting in the restructuring of Aquis' debt and equity and a change in control of the Company.

         Aquis' consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, Aquis has a history of losses before extraordinary items, continuing working capital deficits and the Company's common stock was de-listed from the NASDAQ SmallCap Market and now trades on the OTC Bulletin Board under the symbol AQIS.OB. These factors contributed to the technical and functional termination of the right or ability of Aquis to obtain funding under its Common Stock Purchase Agreement with Coxton, and the Company's past defaults under the loan agreements with FINOVA and AMRO. In addition, the Company's subsequent loan agreement modifications with FINOVA eliminated the Company's ability to raise additional capital through the sale of equity interests. The Company's management and its auditors believe, and have disclosed, that these and other factors raise doubt about Aquis' ability to continue as a going concern. With these characteristics, it is not presently expected that additional significant third party funding will be available in the foreseeable future.

         Aquis operates in a highly competitive wireless messaging marketplace in which at least three of the industry's largest wireless messaging operators have sought bankruptcy protection as a result of a shrinking market and intense price competition. Aquis' two largest competitors, Metrocall and Arch Wireless have emerged from bankruptcy, and previously announced their intention to complete a merger of the two organizations during the current year in an effort to realize economies of scale and other business synergies to gain or maintain competitive advantages. Aquis can provide no assurance that its ability to effectively gain market share in a declining wireless messaging marketplace at sufficiently profitable margins, its ability to generate sufficient cash from operations to meet operating obligations in a timely manner, its ability to ensure continuing supplies of goods and services from key vendors, or its ability to continue to limit or reduce operating costs and capital requirements will be adequate to ensure an ability to continue as a going concern. In the event that cash flow needs cannot be met or that future defaults under any of its key operating agreements, if any, cannot be cured, or if any of its outstanding debt cannot be satisfied when due, the Company would consider appropriate responses, which could include filing a request for legal protection from its creditors.

2.   INTANGIBLE ASSETS AND DEFERRED CHARGES:

         Aquis reviews its assets for impairment when events or changes in circumstances indicate that such costs may not be recoverable in the normal course of business. Accordingly, during prior years, Aquis recognized charges for impairment of the carrying value of its FCC licenses, State certificates, deferred charges and its Midwest wireless messaging assets as required under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and related standards. Including the effect of the impairment recorded during the year ended December 31, 2003, the carrying value of the Company's intangible assets have been fully written off, although the Company continues to hold and operate under the related licenses and certificates. As a result of these past write downs, expenses for the amortization of intangible assets for the three and six month periods ended June 30, 2004 have been eliminated.

3.  LONG-TERM DEBT:

         Effective on December 31, 2003, Aquis and FINOVA, the Company's primary lender and equity holder, entered into a Second Amendment to the Second Amended and Restated Loan Agreement, further amending their loan agreements. The effect of this amendment was to provide to FINOVA quarterly payments of debt service in amounts that may vary from those specified under the prior agreement, and to eliminate all prior financial covenants. The maturity dates of the related notes remained unchanged. The quarterly payment is determinable based on the Company's cash balances in excess of $350, and is due on the first day of each calendar quarter. The initial payment in connection with these modifications was made in December 2003 in the amount of $754. Aquis paid to FINOVA $110 in April 2004 and $121 in July 2004 based on its cash position at those times.

         Aquis' obligations for principal and interest are summarized at June 30, 2004 and December 31, 2003 as follows:


                                                    INTEREST    SCHEDULED    ORIGINAL FACE    RECORDED          RECORDED
                                                       RATE     MATURITY      AMOUNT 2002   LIABILITY 2004   LIABILITY 2003
                                                       ----     ---------     -----------   --------------   --------------
Tranche A Senior secured promissory note            Base+3.5%   June 2006       $7,000         $7,476           $7,586
Tranche B Senior secured promissory note               15%      June 2006       $2,000          3,183            3,183
Junior unsecured note payable                          10%      June 2008       $1,000          1,597            1,597
Unsecured note payable and capitalized interest         6%       Nov 2004        $500             580              565
Other installment obligations                        various     various        various            58               76
                                                                                            -------------------------------
                                                                                               12,894           13,007
Classified as currently payable                                                                  (718)            (698)
                                                                                            -------------------------------
Long-term maturities, net of current portion                                                  $12,176          $12,309
                                                                                            ===============================


         The Tranche A senior secured promissory note bears interest at an interest rate set at the greater of Citibank's Corporate Base Rate plus 3.5%, or 9%. Debt service payments due under this note were modified effective December 31, 2003 and are based on the Company's cash balances in excess of $350, as noted above. The Tranche B subordinated note requires that interest is accrued at a rate of 15%, but is not required to be paid until maturity. This Tranche B note may be cancelled if the Tranche A note is paid in full by March 31, 2006. FINOVA also received Aquis Series A Convertible Preferred Stock and Common Stock Purchase Warrants that provide an equity interest of 79.99%. Warrants for the purchase of 5% would expire if the $7,000 note is paid in full by March 31, 2006, reducing FINOVA's equity interest to 74.99%. A minor portion approximating 2.5% of the debt and equity provided to FINOVA under the restructuring has been transferred to an unaffiliated lending partner of FINOVA.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", amending SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends prior disclosure guidance. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for such compensation and the effects of the method used on reported results. The provisions of SFAS 148 are generally effective for fiscal years ending after December 15, 2002. No such employee compensation was issued during or after 2002.

6.     SUPPLEMENTAL CASH FLOW DATA:

         The table below provides supplemental information to the consolidated statements of cash flows:

                                                  JUNE 30,
                                            2004             2003
                                       ---------------   --------------
Cash paid for interest..............        $ 2              $ 36
Cash paid for taxes.................        $ 7              $  -


        Aquis also paid $110 on April 1, 2004 and $121 on July 1, 2004 to FINOVA. Both payments were applied against the outstanding balance of the Tranche A note. In accordance with SFAS 15 and as discussed elsewhere in these footnotes, the recorded balance of that liability includes the note principal and related interest-based cash flow requirements. These payments to FINOVA were fully characterized as part of the Company's interest-based obligations under this loan.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Future revenues, costs, product mix and new product acceptance are all influenced by a number of factors that are inherently uncertain and difficult to predict. Therefore, no assurance can be given that financing for related costs will be available, nor that the Company's operations will generate positive cash flows sufficient to allow us to implement our business plan.

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

Overview

         We operate two regional one-way wireless messaging systems providing wireless alpha and numeric messaging services in portions of eight states, principally in the Northeast and the Mid-Atlantic regions of the United States, and including the District of Columbia. Our networks utilize either 900MHz or VHF frequencies under licenses subject to FCC regulations. We also resell nationwide and regional services, offer alpha dispatch, news, data circuits, telecommunications consulting services and other messaging enhancements. Customers include businesses, government agencies, hospitals, individual users and resellers. Our business strategy and operating focus has developed from one of growth through strategic acquisitions to that of integrating acquired operations, achieving operating efficiencies, focusing on our core market areas and internal growth. Since selling our Midwest wireless messaging operations and completing the restructuring of our debt and equity in 2002, we have focused our efforts on our sales and customer support operations and structure, and have continued efforts to optimize our communications infrastructure both operationally and from a cost-benefit standpoint.

         Throughout its development Aquis has incurred operating losses. Since the 1998 acquisition of paging assets from Bell Atlantic Paging, we have typically carried working capital deficits, defaulted under our loan agreements, had our common stock moved from the NASDAQ SmallCap Market to the OTC Bulletin Board, and have experienced impairment of our ability to secure any significant funding through third party lenders. As a result, an equity line of credit previously available to us was functionally terminated. These characteristics have led to various modifications of our agreements with our significant lenders. This has also led to an auditor's opinion on our financial results and position for the years ended December 31, 2003 and earlier that includes a qualification arising from substantial doubt of Aquis' ability to continue to operate as a going concern, although our financial statements continue to be prepared on a going concern basis.

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

                  We operate in a declining but highly competitive wireless messaging marketplace in which at least three of the industry's largest paging operators have sought bankruptcy protection as a result of a shrinking market and intense price competition. Industry consolidation is continuing, as evidenced by the previously announced merger plans of Metrocall and Arch Wireless, the industry's two largest competitors. In a prior business combination, Metrocall acquired Weblink Wireless, another significant wireless messaging enterprise. In order to continue to compete, we have designed our business plans and sales strategies to respond to the challenges of our industry, our service markets and our financial condition. However, we can provide no assurance that our financial restructuring, our ability to effectively gain market share in a consolidating and declining paging marketplace at sufficiently profitable margins, our ability to generate sufficient cash from operations to meet operating obligations in a timely manner, our ability to continue to procure continuing supplies of goods and services from key vendors at appropriate pricing, or our ability to continue to limit or reduce operating costs and capital requirements will be adequate to ensure any ability to continue as a going concern. In the event that cash flow needs cannot be met or that future defaults, if any, cannot be cured and demand is made for payment of the outstanding debt, management does not believe that its resources will be sufficient to meet such a demand. Under such circumstances we would consider appropriate responses which could include filing a request for legal protection from our creditors. It is management's belief, however, that our business strategy and focus as a niche provider of one-way wireless messaging services in our Northeast and Mid-Atlantic regional marketplace and our ability to work closely with our key creditors and vendors in order to avoid seeking legal protection from creditors provides a basis for the continued development of our business.


RESULTS OF OPERATIONS-THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

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

Units in Service

         Units in service totaled 96,000 and 144,000 at June 30, 2004 and 2003, respectively. During this 12 month period, approximately 30,000 net units in service with resellers were disconnected as the wireless messaging market place continued to become less consumer-oriented and more business-user driven. Reseller units in service made up approximately 36.2% of our total units in service at June 30, 2004, compared to approximately 44.5% at the corresponding date in 2003. Verizon Wireless, one of our largest resellers, continued to reduce its units in service with us from approximately 12,000 units to about 8,000 units. In addition, our low-cost, low-margin TNPP units declined similarly, from 13,000 units at June 30, 2003 to approximately 4,000. Our overall average monthly churn rates during the six months ended June 30, 2004 and 2003, were 5.3% and 4.3%, respectively. These rates continued to be influenced by industry trends in a nationwide contracting paging market and our own limited ability to procure and market paging units, negatively affecting our ability to secure new subscribers or to replace units for our customers who have lost or damaged their paging devices.

Revenues

         Service revenues for the six months ended June 30, 2004 and 2003 were $4,792,000 and $5,923,000, respectively, representing a decline of $1,131,000, or 19.1%. Service revenues for the three months ended June 30, 2004 and 2003, were $2,313,000 and $2,900,000, respectively, a decrease of approximately $587,000 or about 20.2%. Continuing churn described above, and ongoing industry-wide pricing pressures were factors contributing to this result. Our end-user revenues were largely impacted by a slowing in the rate at which we were able to add units to service; we added about 25% fewer end-user units to service during the six months ended June 30, 2004 than during the corresponding period in 2003. Reseller units added during the same period were 23% fewer. In addition, approximately 72% of our end-users leased their units from us at June 30, 2003, compared to about 70% at June 30, 2004, adding to the reduction of our end-user revenues. The units disconnected by Verizon and those aforementioned TNPP units were reseller units producing low average monthly revenue per unit, or ARPU. The revenue decline attributed to our reseller business, net of the effects of a small and targeted rate increase implemented for January 2004, was approximately $167,000 during the comparative six month periods, and revenue for this marketing channel for the six months ended June 30, 2004 totaled $923,000. Resellers purchase Aquis' services in bulk and maintain their own billing, collections and customer service organizations and are therefore provided rates lower than those made available to Aquis' direct subscribers. The balance of the decrease in service revenue is attributed to the decline of our direct or end-user business.

         Revenues from sales of wireless messaging equipment totaled $217,000 and $221,000 for the six months ended June 30, 2004 and 2003, respectively. Approximately $106,000 of the current period total was related to the recognition of previously deferred charges to former subscribers for leased units that were not returned to us upon termination of service. Approximately $110,000 of the prior period total was related to the same revenue source. Excluding the effects of the recognition of any previously deferred charges, equipment sales for the three months ended June 30, 2004 and 2003 totaled $42,000 and $46,000, respectively. Aquis continued its strategy of marketing lower-cost units at reduced sales prices during both 2004 and 2003.

Cost of Equipment Sales

         The cost of wireless messaging equipment sold during the six months ended June 30, 2004 and 2003, respectively, was $149,000 and $49,000. During the three months ended June 30, 2004 and 2003, this cost was $29,000 for each period. The results of the six months ended June 30, 2004 included the effects of costs related to the unreturned leased units described above and the effects of a provision for the value of certain pre-owned units in inventory. Unit sales delivered during the three month periods were comparable. Our business continued to be influenced by competition from other communications technologies, price competition and increasing preference by new customers for new units, rather than partially depreciated pre-owned units.

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

         Total services costs decreased by $608,000 to $2,144,000 for the six months ended June 30, 2004, and from $1,323,000 for the three months ended June 30, 2003 to $1,022,000 during the corresponding period in 2004. Costs of third party wireless messaging carriers and dispatch service providers declined approximately 43.9%, or $236,000, to $301,000 from the $537,000 total incurred during the six month period ended June 30, 2003. For the three month periods ended June 30, 2004 and 2003, third party carrier and dispatch service costs were $134,000 and $256,000, respectively. This cost reduction was achieved in part as a result of subscriber churn for customers using these third party paging networks and in part as the result of sales efforts that continue to be more concentrated on adding units serviced by our own networks. We also reduced technical network operating costs by about $372,000 to $1,843,000 for the six months ended June 30, 2004 through our continuing efforts to consolidate our paging networks to better match the requirements of our changing customer base. Technical operating expenses during the three months ended June 30, 2004 and June 30, 2003 were $888,000 and $1,067,000, respectively. Resulting reductions of trunking costs and tower site rental expenses provided cost savings totaling approximately $265,000 during the six month comparative periods, including $124,000 during the three month comparative periods. Employment costs were also reduced through attrition and through the appointment of the VP of Engineering to his current posts as CEO and President.

Sales and Marketing

         Selling and marketing expenses include the cost to acquire and retain subscribers, operating costs associated with the sales and marketing organization, and other advertising and marketing expenses. These expenses were reduced by approximately $368,000 from $938,000 for the six months ended June 30, 2003 to $570,000 for the corresponding period of 2004. Total costs during each of the three-month periods declined to $279,000 for the three months ended June 30, 2004 from $539,000 for the corresponding period of 2003. Approximately 74% of this cost reduction was realized as a result of the reorganization of our sales team and the related attrition, as well as lower commission costs resulting from lower volumes of new business additions during the current quarter. In addition, a re-design of our marketing plan by third party marketing professionals and development of our sales team was completed in 2003 and such costs were not again incurred in 2004.

 General and Administrative

         General and administrative expenses include costs associated with customer service, field administration and corporate headquarters. Total costs during the six month periods were reduced from $1,747,000 to $1,503,000, or 14.0%. These costs decreased 12.2% or $105,000, from $862,000 during the three months ended June 30, 2003 to $757,000 for the corresponding period of 2004. Employment cost reductions were realized through elimination of certain middle and senior management positions and, to a small extent, through continued declines in staff size. Additional reductions were provided by lower insurance costs covering a smaller business operation, by lower professional fees primarily through completion of consultations related to employment matters and by travel costs eliminated as a result of the restructuring of our management team.

Depreciation and Amortization

         Depreciation and amortization decreased from $922,000 to $581,000 during the six months ended June 30, 2003 and 2004, respectively. During the three month periods, such expenses also declined from $494,000 to $280,000. Amortization of intangible assets was fully eliminated through the impairment provision recognized during late 2003 that resulted in the write-off of the remainder of the net book value of the communications licenses under which we operate. Depreciation expenses were also reduced during this time period, resulting primarily from the disposal of excess transmitters and terminals that became available as we continue consolidation of our paging networks where feasible.

Provision for Doubtful Accounts

         Estimates used in determining the allowance for doubtful accounts are based on several factors, including receivable aging statistics and related historical trends, historical collections experience, write-off history, and other information that may be available and specific to any major account balances. Although write-offs of subscriber account balances have historically fallen within our estimates, we adjust these estimates when actual collections or other circumstances change and support such adjustments. During 2004, we settled and collected certain charges for services that had aged beyond typical aging standards. As a result, previously estimated collections allowances were proven to be in excess of actual collections allowances required. Accordingly, during the quarter ended March 31, 2004, we recognized the reversal of approximately $50,000 of these excess collection allowances. No such settlements, collections or reversals of prior provisions for doubtful accounts were realized during the quarter ended March 31, 2003, nor the quarters ended June 30, 2003 or 2004.

Interest Expense

         As a result of the August 2002 restructuring of our debt and equity, interest expense was substantially eliminated. This is attributed to both the lower amount of outstanding debt obligations as well as the effects of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", that required the recording of the debt issued pursuant to the restructuring to include obligations for future cash payments of both principal and interest to the extent that the total of such cash flows did not exceed the principal amount of the debt cancelled. Accordingly, all payments of principal and interest made toward the surviving restructured debt obligations are applied to reduce the total recorded debt, rather than as interest expense. During 2003, certain fees totaling $32,500 were incurred in connection with the modification of our debt to FINOVA, while no such expenses were incurred during 2004.

Income Taxes

         We recorded no deferred tax asset as of June 30, 2004, and our provision for income taxes was fully offset by a benefit from the carryforward of a portion of our previous net operating losses. The future expected benefit from the realization of the remaining net operating losses was fully offset by a related valuation allowance. A full valuation allowance was recorded due to management's uncertainty about the realizability of the related tax benefits as of June 30, 2004. However, the amount of the deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised. No provision for income taxes is reflected in any of the periods ended June 30, 2003 or 2004 as a result of the Company's net losses during those periods.

Liquidity and Capital Resources

         Our financial position, liquidity and available cash balances are impacted by our operating margins, the timing of our billings to customers and related collection of those billings, our disbursements to vendors and compensation of our employees. The substantial majority of our customers are billed monthly in advance of their service period, and the number of days sales in average gross billed trade receivables outstanding was 20 as measured as of and for the six-month period ended June 30, 2004 (exclusive of any advance billings for periods beginning on or after July 1, 2004). We have customary trade terms with most of our vendors, and we typically pay our telecommunications services providers and tower site landlords on a monthly basis. Fixed and hourly employee compensation is paid twice each month and commissions are paid monthly in arrears. Aquis' operating expenditures for employment and occupancy costs have been subject to normal inflationary pressures. Systems equipment and wireless messaging device costs have trended downward in recent years, allowing Aquis to offer lower unit prices to customers who wish to purchase their units.

         Of the contractual financial obligations that are outstanding and that were involved in the Restructuring that we completed in 2002, only the Tranche A note due to FINOVA Capital Corporation in the original principal amount of $7,000,000 requires current debt service payments. The interest rate for this Tranche A note is set at the greater of the base rate plus 3.5%, or a minimum of 9%, and payment requirements include payments due quarterly in arrears that are based on our cash balances in excess of $350,000 as measured on the last day of each calendar quarter. We paid FINOVA approximately $110,000 on April 1, 2004 and $121,000 on July 1, 2004 as required by the amended terms of the Tranche A Note. No cash payments are due in the normal course of business under the Tranche B note due to FINOVA, the unsecured promissory note due to AMRO, or for dividends or redemption payments due to our Redeemable Preferred stockholders at any time prior to the maturity date and satisfaction of the Tranche A note.

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

         Our principal source of liquidity at June 30, 2004 was $751,000 of cash and cash equivalents. At that date, we had a working capital deficit totaling approximately $660,000. Although we have experienced operating losses since our inception, we have steadily been producing EBITDA since then. Audit opinions as to the results reported during our last three fiscal years include going concern qualifications that suggest that we may be unable to meet obligations as they become due in the normal course of business. Our common stock was de-listed from the NASDAQ SmallCap Market in October 2000, and this de-listing technically and functionally terminated our equity line of credit provided under a Common Stock Purchase Agreement with Coxton Limited. Prior to modifications effective on March 29, 2003 to two financial covenants relating to minimum required operating cash flow levels specified in our Second Amended and Restated Loan Agreement with FINOVA dated August 12, 2002, we were in default of that Agreement with FINOVA. In addition, the loan agreement modifications negotiated with FINOVA eliminated our ability to raise additional capital through the sale or other issuance of equity interests. Effective December 31, 2003, we agreed with FINOVA on a Second Amendment to the Second Amended and Restated Loan Agreement that eliminated financial covenants and required quarterly debt payments in the full amount of our cash balances in excess of $350,000. These factors have prevented us, and continue to prevent us, from obtaining any additional significant external funding. Accordingly, we can provide no assurance that we will be able to meet our reduced debt service requirements for the foreseeable future, that we will be able to acquire sufficient pagers to fully meet demand for either new business or retention of existing subscribers who require replacement units, that we will be able to continue to reduce costs as we optimize our communications network, or that we can continue to invest in marketing initiatives for wireless messaging or other communications services.

         Our operations provided approximately $42,000 and $373,000 of cash during the six months ended June 30, 2004 and 2003, respectively. Excluding the effects of changes in our working capital accounts during those periods, our operations produced cash totaling $687,000 and $646,000, respectively. Continuing uncertainty among our vendors caused by the financial difficulties of our industry and of several of our major competitors, as well as our own lack of reported profitability and the reduction of the overall size of our business, resulted in continued pressure from our vendors to keep our accounts with them current and required the use of $149,000 to reduce our current payables and accrued liabilities, compared to a net reduction of $55,000 during the first six months of 2003. In addition, due to a declining customer base producing lower revenue totals and our diminishing ability to raise cash by reducing the amount of outstanding credit provided to our customers, collections of cash during the current quarter slowed in comparison to the six months ended June 30, 2003.

         Cash flows from investing activities during the first six months of 2004 increased from those of the corresponding period ended June 30, 2003. During the six months ended June 30, 2003, proceeds from sales of assets of $184,000 were derived primarily from the sales of excess paging equipment that became underutilized as we consolidated our paging networks and reduced our leased pager base. Similar activities during the corresponding period of 2004 produced $209,000.

         Financing activities consumed $128,000 and $584,000 of cash during the six-month periods ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, we paid required installments under various equipment and vehicle loans, and a payment of approximately $110,000 due to FINOVA pursuant to the amended terms of the Tranche A Note. During the six months ended June 30, 2003, in addition to payments required under those installment loans, we also paid FINOVA $413,000 as required under our loan agreement with them at that time. The required cash payment of approximately $121,000 to FINOVA based on our available excess cash at June 30, 2004 was made on July 1, 2004.

         Our business plans for 2004 and beyond require capital to be available to reasonably service our debt, to purchase wireless messaging equipment for new and existing subscribers, and to optimize, operate and maintain our communications and information services networks. We intend to service our debt and fund our capital requirements with cash provided by operations, proceeds from sales of communications equipment that becomes available as we continue to consolidate our wireless messaging networks, and from existing working capital balances. We also intend to continue to look for advantageous opportunities to acquire wireless messaging customers of our wireless messaging competitors, if any are found to be available on favorable terms. We believe that our business plan as a niche wireless messaging carrier in an industry that is moving toward other communications services is sound, yet our ability to execute this plan is heavily dependent on factors that are largely beyond our unilateral control.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         Our $7,000,000 Senior Secured Promissory Note carries a floating interest rate that is 3.5% over the Citibank Corporate Base Rate, subject to a minimum of 9%. As of June 30, 2004, the effective rate on this debt was that 9% minimum. Based on the outstanding principal balance of $6,151,000 at that date, an interest rate increase or decrease of 2% over the minimum rate would result in a change in annual interest expenses of approximately $123,000. All other debt obligations at June 30, 2004 provide fixed interest rates. Aquis has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2004, Aquis had no other significant material exposure to market risk.

Item 4 - Controls and Procedures

         In an effort to ensure that information required in the Company's filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, these officers have concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company's periodic reports filed with the SEC. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings.  None.

Item 2   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
         Securities.   None.

Item 3   Defaults Upon Senior Securities.    None.

Item 4   Submission of Matters to a Vote of Security Holders:

         An annual meeting of stockholders was held on May 20, 2004. At the meeting, the following nominees to the Company's board of directors were all approved by the stockholders: John B. Burtchaell, Jr., Eugene I. Davis, Thomas
W. Parrish, David A. Sands, and Brian M. Bobeck.

         The following table sets forth the voting tabulation for the matters voted upon at the meeting:

                                Votes        Votes       Votes
                                 For       Withheld    Abstained   Non-Votes
                               -------     --------    ---------   ---------
ELECTION OF DIRECTORS:

  Mr. Burtchaell             12,957,830     27,322         N/A        N/A
  Mr. Davis                  12,957,830     27,322         N/A        N/A
  Mr. Parrish                12,957,730     27,422         N/A        N/A
  Mr. Sands                  12,957,830     27,322         N/A        N/A
  Mr. Bobeck                 12,957,830     27,322         N/A        N/A

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

         (b) Reports on Form 8-K: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


              NAME                                      TITLE                                             DATE
              ----                                      -----                                             ----
      /s/ Brian M. Bobeck
--------------------------------
        Brian M. Bobeck                    Chief Executive Officer, President and Director           August 12, 2004


     /s/ D. Brian Plunkett
--------------------------------
       D. Brian Plunkett                   Chief Financial Officer and Vice President                August 12, 2004

